Form 10-Q
period 2014-03-31
BANCORPSOUTH INC
filed 2014-05-06
CIK 701853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________________________

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 As of May 1, 2014, the registrant had outstanding 96,033,079  shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

TABLE OF CONTENTS

PART I.	Financial Information		Page
	ITEM 1.	Financial Statements
		Consolidated Balance Sheets March 31, 2014 and 2013
		(Unaudited) and December 31, 2013	3
		Consolidated Statements of Income (Unaudited)
		Three Months Ended March 31, 2014 and 2013	4
		Consolidated Statements of Comprehensive Income (Unaudited)
		Three Months ended March 31, 2014 and 2013	5
		Consolidated Statements of Cash Flows (Unaudited)
		Three Months Ended March 31, 2014 and 2013	6
		Notes to Consolidated Financial Statements (Unaudited)	7
	ITEM 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	39
	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	72
	ITEM 4.	Controls and Procedures	72

PART II.	Other Information
	ITEM 1.	Legal Proceedings	72
	ITEM 1A.	Risk Factors	73
	ITEM 2.	Unregistered Sales of Equity Securities	73
	ITEM 5.	Other Information	73
	ITEM 6.	Exhibits	74

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
	2014	2013	2013
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$ 199,214	$ 208,961	$ 147,947
Interest bearing deposits with other banks	390,896	319,462	969,506
Available-for-sale securities, at fair value	2,426,758	2,466,989	2,607,176
Loans and leases	9,103,850	8,993,888	8,614,791
Less: Unearned income	35,474	35,873	33,253
Allowance for credit losses	149,704	153,236	162,601
Net loans and leases	8,918,672	8,804,779	8,418,937
Loans held for sale	62,867	69,593	105,523
Premises and equipment, net	314,367	315,260	313,980
Accrued interest receivable	42,666	42,150	44,696
Goodwill	286,800	286,800	275,173
Other identifiable intangibles	25,021	26,079	16,586
Bank-owned life insurance	240,077	239,434	233,007
Other real estate owned	63,595	69,338	96,314
Other assets	172,622	180,888	164,290
TOTAL ASSETS	$ 13,143,555	$ 13,029,733	$ 13,393,135

LIABILITIES
Deposits:
Demand: Noninterest bearing	$ 2,725,042	$ 2,644,592	$ 2,582,859
Interest bearing	4,583,481	4,582,450	4,840,330
Savings	1,297,344	1,234,130	1,212,736
Other time	2,205,923	2,312,664	2,529,001
Total deposits	10,811,790	10,773,836	11,164,926
Federal funds purchased and securities
sold under agreement to repurchase	456,303	421,028	353,742
Accrued interest payable	4,050	4,836	5,519
Junior subordinated debt securities	23,198	31,446	160,312
Long-term debt	85,835	81,714	33,500
Other liabilities	207,703	203,743	209,956
TOTAL LIABILITIES	11,588,879	11,516,603	11,927,955

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 96,004,679,
95,231,691 and 95,174,441 shares, respectively	240,012	238,079	237,936
Capital surplus	320,969	312,900	311,091
Accumulated other comprehensive loss	(22,060)	(29,959)	(13,120)
Retained earnings	1,015,755	992,110	929,273
TOTAL SHAREHOLDERS' EQUITY	1,554,676	1,513,130	1,465,180
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 13,143,555	$ 13,029,733	$ 13,393,135

(1)  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
	2014	2013

	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$ 98,744	$ 99,092
Deposits with other banks	276	602
Available-for-sale securities:
Taxable	7,547	8,700
Tax-exempt	3,715	3,960
Loans held for sale	317	673
Total interest revenue	110,599	113,027

INTEREST EXPENSE:
Deposits:
Interest bearing demand	1,920	3,125
Savings	391	513
Other time	5,890	8,041
Federal funds purchased and securities sold
under agreement to repurchase	78	63
Long-term debt	629	348
Junior subordinated debt	168	2,857
Other	-	2
Total interest expense	9,076	14,949
Net interest revenue	101,523	98,078
Provision for credit losses	-	4,000
Net interest revenue, after provision for
credit losses	101,523	94,078

NONINTEREST REVENUE:
Mortgage lending	3,394	12,346
Credit card, debit card and merchant fees	7,843	7,523
Deposit service charges	12,536	12,832
Trust income	3,568	3,210
Security (losses) gains, net	(4)	19
Insurance commissions	31,599	26,641
Other	7,581	8,747
Total noninterest revenue	66,517	71,318

NONINTEREST EXPENSE:
Salaries and employee benefits	78,883	79,414
Occupancy, net of rental income	10,287	10,237
Equipment	4,499	4,948
Deposit insurance assessments	1,600	2,804
Write-off and amortization of bond
issue cost	12	38
Other	31,426	37,930
Total noninterest expense	126,707	135,371
Income before income taxes	41,333	30,025
Income tax expense	12,889	9,220
Net income	$ 28,444	$ 20,805

Earnings per share: Basic	$ 0.30	$ 0.22
Diluted	$ 0.30	$ 0.22

Dividends declared per common share	$ 0.05	$ 0.01

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
	2014	2013

	(In thousands)
Net income	$ 28,444	20,805

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities	7,443	(5,300)
Pension and other postretirement benefits	456	826
Other comprehensive income (loss), net of tax	7,899	(4,474)
Comprehensive income	$ 36,343	$ 16,331

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
	March 31,
	2014	2013

	(In thousands)
Operating Activities:
Net income	$ 28,444	$ 20,805
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	-	4,000
Depreciation and amortization	6,573	6,713
Deferred taxes	(1,939)	(3,002)
Amortization of intangibles	1,058	743
Amortization of debt securities premium and discount, net	3,399	3,771
Share-based compensation expense	487	530
Security losses (gains), net	4	(19)
Net deferred loan origination expense	(1,610)	(1,831)
Excess tax benefit from exercise of stock options	1,154	12
Increase in interest receivable	(516)	(340)
Decrease in interest payable	(786)	(621)
Realized gain on mortgages sold	(6,444)	(16,354)
Proceeds from mortgages sold	157,303	469,489
Origination of mortgages held for sale	(146,494)	(425,882)
Loss on other real estate owned, net	2,297	1,145
Increase in bank-owned life insurance	(1,848)	(1,887)
Decrease in prepaid pension asset	1,415	1,441
Other, net	11,356	(18,781)
Net cash provided by operating activities	53,853	39,932
Investing activities:
Proceeds from calls and maturities of available-for-sale securities	145,202	144,157
Purchases of available-for-sale securities	(95,552)	(337,126)
Net (increase) decrease in loans and leases	(117,138)	45,313
Purchases of premises and equipment	(5,698)	(4,406)
Proceeds from sale of premises and equipment	110	2,965
Purchase of bank-owned life insurance, net of proceeds from death benefits	1,206	-
Proceeds from sale of other real estate owned	8,157	7,853
Other, net	(6)	-
Net cash used in investing activities	(63,719)	(141,244)
Financing activities:
Net increase in deposits	37,954	76,780
Net increase (decrease) in short-term debt and other liabilities	35,271	(60,872)
Advances of long-term debt	8,000	-
Repayment of advances of long-term debt	(3,879)	-
Redemption of junior subordinated debt	(8,248)	-
Issuance of common stock	8,944	201
Repurchase of common stock	(584)	-
Excess tax benefit from exercise of stock options	(1,154)	(12)
Payment of cash dividends	(4,751)	(946)
Net cash provided by financing activities	71,553	15,151

Increase (decrease) in cash and cash equivalents	61,687	(86,161)
Cash and cash equivalents at beginning of period	528,423	1,203,614
Cash and cash equivalents at end of period	$ 590,110	$ 1,117,453

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.  Certain 2013 amounts have been reclassified to conform with the 2014 presentation.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, BancorpSouth Bank (the “Bank”) and Gumtree Wholesale Insurance Brokers, Inc., and the Bank’s wholly-owned subsidiaries, BancorpSouth Insurance Services, Inc., BancorpSouth Investment Services, Inc., BancorpSouth Municipal Development Corporation and BancorpSouth Bank Securities Corporation.

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

	March 31,		December 31,
	2014	2013	2013

	(In thousands)

Commercial and industrial	$ 1,589,234	$ 1,488,374	$ 1,538,302
Real estate
Consumer mortgages	2,047,001	1,871,312	1,976,073
Home equity	498,283	482,398	494,339
Agricultural	229,602	249,467	234,576
Commercial and industrial-owner occupied	1,488,380	1,334,974	1,473,320
Construction, acquisition and development	748,027	728,092	741,458
Commercial real estate	1,847,983	1,739,533	1,846,039
Credit cards	105,988	98,803	111,328
All other	549,352	621,838	578,453
Total	$ 9,103,850	$ 8,614,791	$ 8,993,888

The following table shows the Company’s  loans and leases, net of unearned income, as of March 31, 2014 by segment, class and geographical location:

	Alabama				Greater			Corporate
	and Florida				Memphis		Texas and	Banking
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	and Other	Total
	(In thousands)
Commercial and industrial	$ 80,620	$ 188,455	$ 282,829	$ 34,165	$ 23,138	$ 80,065	$ 279,379	$ 612,600	$ 1,581,251
Real estate
Consumer mortgages	149,108	264,744	689,847	64,206	105,566	162,701	501,316	109,513	2,047,001
Home equity	64,648	40,076	163,896	21,039	67,421	72,663	66,554	1,986	498,283
Agricultural	7,797	68,685	57,168	3,471	14,492	11,611	61,959	4,419	229,602
Commercial and industrial-owner occupied	173,560	167,136	479,186	65,786	92,641	89,244	293,217	127,610	1,488,380
Construction, acquisition and development	100,165	66,985	193,818	22,190	77,559	103,894	149,859	33,557	748,027
Commercial real estate	262,639	304,695	280,466	198,179	98,039	107,520	425,729	170,716	1,847,983
Credit cards	-	-	-	-	-	-	-	105,988	105,988
All other	30,706	54,338	136,963	2,368	38,539	37,585	78,648	142,714	521,861
Total	$ 869,243	$ 1,155,114	$ 2,284,173	$ 411,404	$ 517,395	$ 665,283	$ 1,856,661	$ 1,309,103	$ 9,068,376

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

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at March 31, 2014 and December 31, 2013:

	March 31, 2014
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 2,233	$ 479	$ 894	$ 3,606	$ 1,577,645	$ 1,581,251	$ 287
Real estate
Consumer mortgages	10,727	3,575	12,308	26,610	2,020,391	2,047,001	1,307
Home equity	1,514	607	614	2,735	495,548	498,283	12
Agricultural	280	301	269	850	228,752	229,602	-
Commercial and industrial-owner occupied	3,298	893	3,070	7,261	1,481,119	1,488,380	-
Construction, acquisition and development	2,062	944	2,146	5,152	742,875	748,027	-
Commercial real estate	5,021	1,075	2,669	8,765	1,839,218	1,847,983	-
Credit cards	412	222	325	959	105,029	105,988	297
All other	931	152	175	1,258	520,603	521,861	46
Total	$ 26,478	$ 8,248	$ 22,470	$ 57,196	$ 9,011,180	$ 9,068,376	$ 1,949

	December 31, 2013
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 3,122	$ 310	$ 601	$ 4,033	$ 1,525,216	$ 1,529,249	$ 27
Real estate
Consumer mortgages	12,244	4,703	12,579	29,526	1,946,547	1,976,073	888
Home equity	1,860	869	740	3,469	490,870	494,339	-
Agricultural	319	206	883	1,408	233,168	234,576	-
Commercial and industrial-owner occupied	4,256	1,230	4,585	10,071	1,463,249	1,473,320	-
Construction, acquisition and development	2,557	2,658	7,005	12,220	729,238	741,458	-
Commercial real estate	5,597	321	2,539	8,457	1,837,582	1,846,039	311
Credit cards	455	235	350	1,040	110,288	111,328	-
All other	1,985	296	264	2,545	549,088	551,633	-
Total	$ 32,395	$ 10,828	$ 29,546	$ 72,769	$ 8,885,246	$ 8,958,015	$ 1,226

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at March 31, 2014 and December 31, 2013:

	March 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,535,172	$ 13,043	$ 31,741	$ -	$ -	$ 1,295	$ 1,581,251
Real estate
Consumer mortgages	1,936,837	243	104,486	310	-	5,125	2,047,001
Home equity	483,746	343	13,456	96	-	642	498,283
Agricultural	210,346	563	18,257	-	-	436	229,602
Commercial and industrial-owner occupied	1,420,813	3,887	56,124	510	-	7,046	1,488,380
Construction, acquisition and development	697,094	1,556	40,713	768	-	7,896	748,027
Commercial real estate	1,757,573	-	71,374	198	-	18,838	1,847,983
Credit cards	105,988	-	-	-	-	-	105,988
All other	509,729	68	11,876	-	-	188	521,861
Total	$ 8,657,298	$ 19,703	$ 348,027	$ 1,882	$ -	$ 41,466	$ 9,068,376

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,495,972	$ 978	$ 30,886	$ 99	$ -	$ 1,314	$ 1,529,249
Real estate
Consumer mortgages	1,859,094	1,531	108,615	427	-	6,406	1,976,073
Home equity	478,283	250	14,570	96	-	1,140	494,339
Agricultural	214,728	779	18,187	-	-	882	234,576
Commercial and industrial-owner occupied	1,409,757	116	50,853	849	-	11,745	1,473,320
Construction, acquisition and development	674,299	1,459	49,401	587	-	15,712	741,458
Commercial real estate	1,751,553	386	76,199	420	-	17,481	1,846,039
Credit cards	111,328	-	-	-	-	-	111,328
All other	538,467	71	12,832	-	-	263	551,633
Total	$ 8,533,481	$ 5,570	$ 361,543	$ 2,478	$ -	$ 54,943	$ 8,958,015
(1) Impaired loans are shown exclusive of accruing troubled debt restructurings ("TDRs").

The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class as of and for the three months ended March 31, 2014 and as of and for the year ended December 31, 2013:

	March 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,295	$ 1,295	$ -	$ 1,301	$ 11
Real estate:
Consumer mortgage	4,527	5,057	-	5,239	22
Home equity	219	219	-	220	2
Agricultural	436	743	-	566	1
Commercial and industrial-owner occupied	6,582	8,441	-	7,227	14
Construction, acquisition and development	7,896	10,040	-	8,878	20
Commercial real estate	15,034	24,240	-	14,501	34
All other	188	332	-	214	2
Total	$ 36,177	$ 50,367	$ -	$ 38,146	$ 106

With an allowance:
Commercial and industrial	$ -	$ -	$ -	$ -	$ -
Real estate:
Consumer mortgage	598	598	231	1,152	5
Home equity	423	423	25	-	-
Agricultural	-	-	-	162	-
Commercial and industrial-owner occupied	464	464	214	1,202	2
Construction, acquisition and development	-	-	-	1,370	-
Commercial real estate	3,804	3,804	1,118	4,830	20
All other	-	-	-	21	-
Total	$ 5,289	$ 5,289	$ 1,588	$ 8,737	$ 27

Total:
Commercial and industrial	$ 1,295	$ 1,295	$ -	$ 1,301	$ 11
Real estate:
Consumer mortgage	5,125	5,655	231	6,391	27
Home equity	642	642	25	220	2
Agricultural	436	743	-	728	1
Commercial and industrial-owner occupied	7,046	8,905	214	8,429	16
Construction, acquisition and development	7,896	10,040	-	10,248	20
Commercial real estate	18,838	28,044	1,118	19,331	54
All other	188	332	-	235	2
Total	$ 41,466	$ 55,656	$ 1,588	$ 46,883	$ 133

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,314	$ 1,314	$ -	$ 2,578	$ 16
Real estate:
Consumer mortgages	5,744	6,591	-	8,943	54
Home equity	712	712	-	933	5
Agricultural	882	1,472	-	3,286	4
Commercial and industrial-owner occupied	9,938	12,681	-	8,150	76
Construction, acquisition and development	11,549	13,497	-	25,877	103
Commercial real estate	13,562	23,233	-	24,185	173
All other	263	405	-	655	6
Total	$ 43,964	$ 59,905	$ -	$ 74,607	$ 437

With an allowance:
Commercial and industrial	$ -	$ -	$ 305	$ 590	$ -
Real estate:
Consumer mortgages	662	662	309	3,417	31
Home equity	428	428	37	444	3
Agricultural	-	-	15	402	2
Commercial and industrial-owner occupied	1,807	1,807	739	4,735	54
Construction, acquisition and development	4,163	5,393	1,599	7,989	67
Commercial real estate	3,919	3,919	1,138	11,280	51
All other	-	-	4	-	-
Total	$ 10,979	$ 12,209	$ 4,146	$ 28,857	$ 208

Total:
Commercial and industrial	$ 1,314	$ 1,314	$ 305	$ 3,168	$ 16
Real estate:
Consumer mortgages	6,406	7,253	309	12,360	85
Home equity	1,140	1,140	37	1,377	8
Agricultural	882	1,472	15	3,688	6
Commercial and industrial-owner occupied	11,745	14,488	739	12,885	130
Construction, acquisition and development	15,712	18,890	1,599	33,866	170
Commercial real estate	17,481	27,152	1,138	35,465	224
All other	263	405	4	655	6
Total	$ 54,943	$ 72,114	$ 4,146	$ 103,464	$ 645

The following tables provide details regarding impaired loans and leases, net of unearned income, which include accruing TDRs, by segment and class as of and for the three months ended March 31, 2014 and as of and for the year ended December 31, 2013:

	March 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,295	$ 1,295	$ -	$ 1,301	$ 11
Real estate:
Consumer mortgage	4,527	5,057	-	5,239	22
Home equity	219	219	-	220	2
Agricultural	436	743	-	566	1
Commercial and industrial-owner occupied	6,582	8,441	-	7,227	14
Construction, acquisition and development	7,896	10,040	-	8,878	20
Commercial real estate	15,034	24,240	-	14,501	34
All other	188	332	-	214	2
Total	$ 36,177	$ 50,367	$ -	$ 38,146	$ 106

With an allowance:
Commercial and industrial	$ 1,528	$ 1,529	$ 31	$ 1,411	$ 16
Real estate:
Consumer mortgage	4,426	4,724	803	3,919	28
Home equity	453	453	25	19	-
Agricultural	625	638	36	787	6
Commercial and industrial-owner occupied	7,620	7,622	613	7,844	70
Construction, acquisition and development	1,887	2,386	294	3,309	20
Commercial real estate	6,139	6,353	1,582	7,881	56
Credit card	1,411	1,411	33	1,525	153
All other	93	103	11	101	2
Total	$ 24,182	$ 25,219	$ 3,428	$ 26,796	$ 351

Total:
Commercial and industrial	$ 2,823	$ 2,824	$ 31	$ 2,712	$ 27
Real estate:
Consumer mortgage	8,953	9,781	803	9,158	50
Home equity	672	672	25	239	2
Agricultural	1,061	1,381	36	1,353	7
Commercial and industrial-owner occupied	14,202	16,063	613	15,071	84
Construction, acquisition and development	9,783	12,426	294	12,187	40
Commercial real estate	21,173	30,593	1,582	22,382	90
Credit card	1,411	1,411	33	1,525	153
All other	281	435	11	315	4
Total	$ 60,359	$ 75,586	$ 3,428	$ 64,942	$ 457

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,314	$ 1,314	$ -	$ 2,579	$ 16
Real estate:
Consumer mortgages	5,744	6,591	-	8,943	54
Home equity	712	712	-	933	5
Agricultural	882	1,472	-	3,286	4
Commercial and industrial-owner occupied	9,938	12,681	-	8,150	76
Construction, acquisition and development	11,549	13,497	-	25,877	103
Commercial real estate	13,562	23,233	-	24,185	173
All other	263	405	-	655	6
Total	$ 43,964	$ 59,905	$ -	$ 74,608	$ 437

With an allowance:
Commercial and industrial	$ 937	$ 937	$ 415	$ 975	$ 14
Real estate:
Consumer mortgages	4,151	4,378	771	6,921	164
Home equity	438	438	-	444	2
Agricultural	625	639	43	871	21
Commercial and industrial-owner occupied	9,590	9,997	1,371	11,895	350
Construction, acquisition and development	10,897	13,933	1,554	15,181	320
Commercial real estate	12,619	12,887	1,604	15,140	224
Credit cards	1,639	1,639	51	2,018	202
All other	1,307	1,310	198	646	24
Total	$ 42,203	$ 46,158	$ 6,007	$ 54,091	$ 1,321

Total:
Commercial and industrial	$ 2,251	$ 2,251	$ 415	$ 3,554	$ 30
Real estate:
Consumer mortgages	9,895	$ 10,969	$ 771	$ 15,864	$ 218
Home equity	1,150	$ 1,150	$ -	$ 1,377	$ 7
Agricultural	1,507	$ 2,111	$ 43	$ 4,157	$ 25
Commercial and industrial-owner occupied	19,528	$ 22,678	$ 1,371	$ 20,045	$ 426
Construction, acquisition and development	22,446	$ 27,430	$ 1,554	$ 41,058	$ 423
Commercial real estate	26,181	$ 36,120	$ 1,604	$ 39,325	$ 397
Credit cards	1,639	1,639	51	2,018	202
All other	1,570	1,715	198	1,301	30
Total	$ 86,167	$ 106,063	$ 6,007	$ 128,699	$ 1,758

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables (“FASB ASC 310”), are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired exclusive of accruing TDRs at March 31, 2014 and December 31, 2013 was $41.5 million and $54.9 million, respectively.  At March 31, 2014 and December 31, 2013, $5.3 million and $11.0 million, respectively, of those impaired loans had a valuation allowance of $1.6 million and $4.1 million, respectively.  The remaining balance of impaired loans of $36.2 million and $44.0 million at March 31, 2014 and December 31, 2013, respectively, were charged down to fair value, less estimated selling costs which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as TDRs totaled $14.0 million and $19.1 million at March 31, 2014 and December 31, 2013, respectively.  The average recorded investment in impaired loans was $46.9 million for the three months ended March 31, 2014, respectively, and $103.5 million for the year ended December 31, 2013.

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

	March 31,		December 31,
	2014	2013	2013

	(In thousands)

Non-accrual loans and leases	$ 77,531	$ 188,190	$ 92,173
Loans and leases 90 days or more past due, still accruing	1,949	1,125	1,226
Restructured loans and leases still accruing	13,776	17,702	27,007
Total non-performing loans and leases	$ 93,256	$ 207,017	$ 120,406

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At March 31, 2014, the Company’s geographic NPL distribution was concentrated primarily in its Alabama, Mississippi and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	March 31,		December 31,
	2014	2013	2013

	(In thousands)
Commercial and industrial	$ 3,023	$ 7,009	$ 3,079
Real estate
Consumer mortgages	24,353	39,012	25,645
Home equity	2,740	4,272	3,695
Agricultural	651	6,667	1,260
Commercial and industrial-owner occupied	14,122	20,719	18,568
Construction, acquisition and development	9,968	51,728	17,567
Commercial real estate	21,496	55,318	20,972
Credit cards	168	418	119
All other	1,010	3,047	1,268
Total	$ 77,531	$ 188,190	$ 92,173

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  Other conditions that warrant a loan being considered a TDR include reductions in interest rates to below market rates due to bankruptcy plans or by the bank in an attempt to assist the borrower in working through liquidity problems.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as nonaccrual loans may generally be returned to accrual status in periods after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower in accordance with the terms of the restructured loan and the interest rate at the time of restructure was at or above market for a comparable loan.  During the first quarter of 2014, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

The following tables summarize the financial effect of TDRs for the periods indicated:

	Three months ended March 31, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial and industrial	5	$ 613	$ 613
Real estate
Consumer mortgages	10	2,623	2,098
Home equity	2	31	30
Commercial and industrial-owner occupied	7	1,997	1,704
Construction, acquisition and development	1	878	878
Commercial real estate	4	875	876
All other	6	52	51
Total	35	$ 7,069	$ 6,250

	Year ended December 31, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	3	$ 919	$ 919
Real estate
Consumer mortgages	23	1,843	1,840
Home equity	2	25	10
Commercial and industrial-owner occupied	8	3,821	3,815
Construction, acquisition and development	15	3,071	2,826
Commercial real estate	4	1,574	1,570
All other	5	1,160	1,160
Total	60	$ 12,413	$ 12,140

The tables below summarize TDRs within the previous 12 months for which there was a payment default during the period indicated (i.e., 30 days or more past due at any given time during the period indicated).

	Three months ended March 31, 2014
	Number of	Recorded
	Contracts	Investment

	(Dollars in thousands)
Real estate
Consumer mortgages	2	$ 81
Construction, acquisition and development	2	280
Total	4	$ 361

	Year ended December 31, 2013
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	3	$ 129
Real estate
Consumer mortgages	9	823
Commercial and industrial-owner occupied	6	877
Construction, acquisition and development	3	1,874
Commercial real estate	4	3,625
All other	1	1
Total	26	$ 7,329

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Three months ended
	March 31, 2014
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period

	(In thousands)
Commercial and industrial	$ 18,376	$ (201)	$ 1,076	$ (337)	$ 18,914
Real estate
Consumer mortgages	39,525	(1,945)	538	210	38,328
Home equity	5,663	(318)	184	183	5,712
Agricultural	2,800	(696)	9	721	2,834
Commercial and industrial-owner occupied	17,059	(1,206)	358	350	16,561
Construction, acquisition and development	11,828	(1,666)	1,637	(1,479)	10,320
Commercial real estate	43,853	(901)	323	1,496	44,771
Credit cards	3,782	(559)	131	(868)	2,486
All other	10,350	(583)	287	(276)	9,778
Total	$ 153,236	$ (8,075)	$ 4,543	$ -	$ 149,704

	Year ended
	December 31, 2013
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period

	(In thousands)
Commercial and industrial	$ 23,286	$ (4,672)	$ 3,517	$ (3,755)	$ 18,376
Real estate
Consumer mortgages	35,966	(9,159)	5,067	7,651	39,525
Home equity	6,005	(1,469)	607	520	5,663
Agricultural	3,301	(736)	215	20	2,800
Commercial and industrial-owner occupied	20,178	(3,855)	2,724	(1,988)	17,059
Construction, acquisition and development	21,905	(6,745)	4,682	(8,014)	11,828
Commercial real estate	40,081	(10,341)	4,978	9,135	43,853
Credit cards	3,611	(2,316)	629	1,858	3,782
All other	10,133	(2,899)	1,043	2,073	10,350
Total	$ 164,466	$ (42,192)	$ 23,462	$ 7,500	$ 153,236

	Three months ended
	March 31, 2013
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 23,286	$ (1,938)	$ 589	$ 1,118	$ 23,055
Real estate
Consumer mortgage	35,966	(1,614)	1,108	198	35,658
Home equity	6,005	(602)	260	421	6,084
Agricultural	3,301	(2)	13	408	3,720
Commercial and industrial-owner occupied	20,178	(300)	254	251	20,383
Construction, acquisition and development	21,905	(1,198)	886	2,189	23,782
Commercial real estate	40,081	(3,141)	339	(1,304)	35,975
Credit cards	3,611	(450)	148	90	3,399
All other	10,133	(492)	275	629	10,545
Total	$ 164,466	$ (9,737)	$ 3,872	$ 4,000	$ 162,601

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated::

	March 31, 2014
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 1,295	$ -	$ 18,914	$ 18,914
Real estate
Consumer mortgages	5,125	231	38,097	38,328
Home equity	642	25	5,687	5,712
Agricultural	436	-	2,834	2,834
Commercial and industrial-owner occupied	7,046	214	16,347	16,561
Construction, acquisition and development	7,896	-	10,320	10,320
Commercial real estate	18,838	1,118	43,653	44,771
Credit cards	-	-	2,486	2,486
All other	188	-	9,778	9,778
Total	$ 41,466	$ 1,588	$ 148,116	$ 149,704

	December 31, 2013
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 1,314	$ 305	$ 18,071	$ 18,376
Real estate
Consumer mortgages	6,406	309	39,216	39,525
Home equity	1,140	37	5,626	5,663
Agricultural	882	15	2,785	2,800
Commercial and industrial-owner occupied	11,745	739	16,320	17,059
Construction, acquisition and development	15,712	1,599	10,229	11,828
Commercial real estate	17,481	1,138	42,715	43,853
Credit cards	-	-	3,782	3,782
All other	263	4	10,346	10,350
Total	$ 54,943	$ 4,146	$ 149,090	$ 153,236

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.  As a result of the Company individually evaluating loans of $500,000 or more that are 60 or more days past due for impairment, further review of remaining loans collectively, as well as the corresponding potential allowance, would be immaterial in the opinion of management.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in OREO for the periods indicated:

	Three months ended		Year ended
	March 31,		December 31,
	2014	2013	2013

	(In thousands)
Balance at beginning of period	$ 69,338	$ 103,248	$ 103,248
Additions to foreclosed properties
New foreclosed properties	4,855	2,222	29,265
Reductions in foreclosed properties
Sales	(8,767)	(7,811)	(57,057)
Writedowns	(1,831)	(1,345)	(6,118)
Balance at end of period	$ 63,595	$ 96,314	$ 69,338

The following tables present the OREO by geographical location, segment and class as of the dates indicated:

	March 31, 2014
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total

	(In thousands)
Commercial and industrial	$ 84	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 84
Real estate
Consumer mortgages	822	232	2,465	62	68	199	5	-	3,853
Home equity	442	-	556	-	-	-	-	-	998
Agricultural	907	-	216	-	1,083	-	-	-	2,206
Commercial and industrial-owner occupied	33	33	1,703	-	827	25	105	-	2,726
Construction, acquisition and development	15,035	94	10,853	861	20,114	3,871	257	-	51,085
Commercial real estate	352	316	568	-	1,036	-	106	-	2,378
All other	-	-	85	-	-	-	147	33	265
Total	$ 17,675	$ 675	$ 16,446	$ 923	$ 23,128	$ 4,095	$ 620	$ 33	$ 63,595

* Excludes the Greater Memphis Area.

	December 31, 2013
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$ 223	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 223
Real estate
Consumer mortgages	1,613	309	1,532	33	132	210	-	108	3,937
Home equity	442	-	-	-	-	-	-	-	442
Agricultural	907	-	216	-	1,084	930	-	-	3,137
Commercial and industrial-owner occupied	33	32	1,002	-	449	25	105	-	1,646
Construction, acquisition and development	15,667	631	11,631	1,059	22,696	5,174	257	158	57,273
Commercial real estate	353	316	569	-	980	-	140	-	2,358
All other	84	1	82	-	28	-	94	33	322
Total	$ 19,322	$ 1,289	$ 15,032	$ 1,092	$ 25,369	$ 6,339	$ 596	$ 299	$ 69,338
* Excludes the Greater Memphis Area.

	March 31, 2013
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$ 241	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 241
Real estate
Consumer mortgages	1,114	734	2,653	-	756	716	625	-	6,598
Home equity	-	-	44	-	-	-	-	-	44
Agricultural	870	-	-	-	1,106	2,204	174	-	4,354
Commercial and industrial-owner occupied	157	101	1,139	-	2,638	67	148	-	4,250
Construction, acquisition and development	13,605	1,167	14,586	431	35,939	8,682	1,874	455	76,739
Commercial real estate	356	1,410	4	-	833	144	134	-	2,881
All other	47	11	64	94	748	13	91	139	1,207
Total	$ 16,390	$ 3,423	$ 18,490	$ 525	$ 42,020	$ 11,826	$ 3,046	$ 594	$ 96,314
* Excludes the Greater Memphis Area.

The Company incurred total foreclosed property expenses of $2.6 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $2.3 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively.

NOTE 5 – SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of March 31, 2014, March 31, 2013 and December 31, 2013 follows:

	March 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,416,273	$ 7,899	$ 4,903	$ 1,419,269
Government agency issued residential
mortgage-backed securities	238,887	3,898	1,189	241,596
Government agency issued commercial
mortgage-backed securities	240,619	1,866	8,426	234,059
Obligations of states and political subdivisions	505,586	19,051	826	523,811
Other	6,947	1,076	-	8,023
Total	$ 2,408,312	$ 33,790	$ 15,344	$ 2,426,758

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,455,417	$ 9,065	$ 6,133	$ 1,458,349
Government agency issued residential
mortgage-backed securities	249,682	3,118	2,566	250,234
Government agency issued commercial
mortgage-backed securities	239,313	1,773	10,174	230,912
Obligations of states and political subdivisions	509,255	12,883	2,733	519,405
Other	6,941	1,148	-	8,089
Total	$ 2,460,608	$ 27,987	$ 21,606	$ 2,466,989

	March 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,498,886	$ 18,841	$ 2	$ 1,517,725
Government agency issued residential
mortgage-backed securities	327,586	$ 7,230	$ 266	334,550
Government agency issued commercial
mortgage-backed securities	192,912	3,974	427	196,459
Obligations of states and political subdivisions	521,255	29,318	98	550,475
Other	7,058	915	6	7,967
Total	$ 2,547,697	60,278	799	$ 2,607,176

Gross gains of approximately $4,000 and gross losses of approximately $8,000 were recognized on available-for-sale securities during the first three months of 2014, while gross gains of approximately $34,000 and gross losses of approximately $15,000 were recognized during the first three months of 2013.

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2014 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	March 31, 2014
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

	(Dollars in thousands)
Maturing in one year or less	$ 423,052	$ 425,053	1.40%
Maturing after one year through five years	1,133,192	1,136,886	1.29
Maturing after five years through ten years	175,079	181,151	5.64
Maturing after ten years	197,483	208,013	5.91
Mortgage-backed securities	479,506	475,655	2.17
Total	$ 2,408,312	$ 2,426,758

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 553,456	$ 4,903	$ -	$ -	$ 553,456	$ 4,903
Government agency issued residential
mortgage-backed securities	34,509	1,159	1,957	30	36,466	1,189
Government agency issued commercial
mortgage-backed securities	142,990	5,408	62,544	3,018	205,534	8,426
Obligations of states and
political subdivisions	49,817	713	3,463	113	53,280	826
Total	$ 780,772	$ 12,183	$ 67,964	$ 3,161	$ 848,736	$ 15,344

	December 31, 2013
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 533,326	$ 6,133	$ -	$ -	$ 533,326	$ 6,133
Government agency issued residential
mortgage-backed securities	106,179	2,418	4,407	148	110,586	2,566
Government agency issued commercial
mortgage-backed securities	176,253	8,578	27,225	1,596	203,478	10,174
Obligations of states and
political subdivisions	97,543	2,555	3,663	178	101,206	2,733
Total	$ 913,301	$ 19,684	$ 35,295	$ 1,922	$ 948,596	$ 21,606

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during the first three months of 2014.

NOTE 6 – PER SHARE DATA

Basic earnings per share (“EPS”) are calculated using the two-class method.  The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic EPS.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase approximately 801,000 shares of Company common stock with a weighted average exercise price of $23.84 per share for the three months ended March 31, 2014 were excluded from diluted shares.  Antidilutive other equity awards of approximately 48,000 shares of Company common stock for the three months ended March 31, 2014 were also excluded from diluted shares.  Weighted-average antidilutive stock options to purchase 2.3 million shares of Company common stock for the three months ended March 31, 2013, with a weighted average exercise price of $21.78 per share for the three months ended March 31, 2013 were excluded from diluted shares. Antidilutive other equity awards of approximately 70,000 shares of Company common stock for the three months ended March 31, 2013 were also excluded from diluted shares.  The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended March 31,
	2014			2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 28,444	95,630	$ 0.30	$ 20,805	94,596	$ 0.22
Effect of dilutive share-
based awards	-	323		-	160

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 28,444	95,953	$ 0.30	$ 20,805	94,756	$ 0.22

NOTE 7 – COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income (loss) and the related tax effects allocated to each component for the periods indicated:

	Three months ended March 31,
	2014			2013
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized gains (losses) on available-for-	(In thousands)
sale securities:
Unrealized gains (losses) arising during
holding period	$ 12,062	$ (4,621)	$ 7,441	$ (8,571)	$ 3,283	$ (5,288)
Reclassification adjustment for
net losses (gains) realized in net income (1)	4	(2)	2	(19)	7	(12)
Recognized employee benefit plan
net periodic benefit cost (2)	738	(282)	456	1,337	(511)	826
Other comprehensive income (loss)	$ 12,804	$ (4,905)	$ 7,899	$ (7,253)	$ 2,779	$ (4,474)
Net income			28,444			20,805
Comprehensive income			$ 36,343			$ 16,331

(1)  Reclassification adjustments for net (losses) gains on available-for-sale securities are reported as net security (losses) gains on the consolidated statements of income.

(2)  Recognized employee benefit plan net periodic benefit cost include amortization of unrecognized transition amount, recognized prior service cost and recognized net loss.  For more information, see Note 9 - Pension Benefits.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the three months ended March 31, 2014 were as follows:

	Community	Insurance
	Banking	Agencies	Total

(In thousands)
Balance as of December 31, 2013	$ 217,618	$ 69,182	$ 286,800
Goodwill recorded during the period	-	-	-
Balance as of March 31, 2014	$ 217,618	$ 69,182	$ 286,800

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first three months of 2014 that indicated the necessity of an earlier goodwill impairment assessment.

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

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	March 31, 2014		December 31, 2013
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:	(In thousands)
Core deposit intangibles	$ 27,801	$ 22,393	$ 27,801	$ 22,256
Customer relationship intangibles	46,967	29,163	46,967	28,329
Non-solicitation intangibles	1,450	329	1,450	242
Total	$ 76,218	$ 51,885	$ 76,218	$ 50,827

Unamortized intangible assets:
Trade names	$ 688	$ -	$ 688	$ -

	Three months ended
	March 31,
	2014	2013

Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$ 137	$ 157
Customer relationship intangibles	834	548
Non-solicitation intangibles	87	38
Total	$ 1,058	$ 743

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2014 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total

Estimated Amortization Expense:	(In thousands)
For year ending December 31, 2014	$ 526	$ 3,241	$ 350	$ 4,117
For year ending December 31, 2015	487	2,817	275	3,579
For year ending December 31, 2016	451	2,378	200	3,029
For year ending December 31, 2017	419	2,107	200	2,726
For year ending December 31, 2018	390	1,758	183	2,331

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended
	March 31,
	2014	2013

	(In thousands)
Service cost	$ 2,234	$ 2,684
Interest cost	2,339	2,053
Expected return on assets	(2,634)	(2,743)
Amortization of unrecognized transition amount	5	5
Recognized prior service cost	(192)	(192)
Recognized net loss	926	1,524
Net periodic benefit costs	$ 2,678	$ 3,331

NOTE 10 – RECENT PRONOUNCEMENTS

There are currently no new accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

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

Results of operations and selected financial information by operating segment for the three-month period ended March 31, 2014 and 2013 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended March 31, 2014:
Results of Operations
Net interest revenue	$ 93,315	$ 28	$ 8,180	$ 101,523
Provision for credit losses	1,024	-	(1,024)	-
Net interest revenue after provision for credit losses	92,291	28	9,204	101,523
Noninterest revenue	23,927	31,620	10,970	66,517
Noninterest expense	81,467	24,315	20,925	126,707
Income before income taxes	34,751	7,333	(751)	41,333
Income tax expense (benefit)	11,182	2,918	(1,211)	12,889
Net income	$ 23,569	$ 4,415	$ 460	$ 28,444
Selected Financial Information
Total assets at end of period	$ 9,745,120	$ 201,625	$ 3,196,810	$ 13,143,555
Depreciation and amortization	5,216	1,277	$ 1,138	7,631

Three months ended March 31, 2013:
Results of Operations
Net interest revenue	$ 92,244	$ 49	$ 5,785	$ 98,078
Provision for credit losses	4,101	-	(101)	4,000
Net interest revenue after provision for credit losses	88,143	49	5,886	94,078
Noninterest revenue	26,507	26,530	18,281	71,318
Noninterest expense	91,005	21,407	22,959	135,371
Income before income taxes	23,645	5,172	1,208	30,025
Income tax expense (benefit)	7,604	2,076	(460)	9,220
Net income	$ 16,041	$ 3,096	$ 1,668	$ 20,805
Selected Financial Information
Total assets at end of period	$ 10,082,036	$ 183,918	$ 3,127,181	$ 13,393,135
Depreciation and amortization	5,788	894	774	7,456

The increase in income for the Community banking division is mainly due to the decrease in legal expenses from March 31, 2013 to March 31, 2014.

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

	March 31,		December 31,
	2014	2013	2013

	(Dollars in thousands)
Unpaid principal balance	$ 5,568,829	$ 5,236,852	$ 5,577,325
Weighted-average prepayment speed (CPR)	10.9	15.4	10.3
Discount rate (annual percentage)	10.3	10.8	10.3
Weighted-average coupon interest rate (percentage)	4.2	4.3	4.2
Weighted-average remaining maturity (months)	312.0	306.0	310.0
Weighted-average servicing fee (basis points)	26.6	26.9	26.6

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

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2014	2013

	(In thousands)
Fair value as of January 1	$ 54,662	$ 37,882
Additions:
Origination of servicing assets	1,460	4,268
Changes in fair value:
Due to payoffs/paydowns	(1,138)	(1,705)
Due to change in valuation inputs or assumptions
used in the valuation model	(1,547)	1,037
Other changes in fair value	(1)	(4)
Fair value as of March 31	$ 53,436	$ 41,478

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $3.7 million and $3.5 million and late and other ancillary fees of approximately $334,000 and $360,000 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS AND OFFSETTING ASSETS AND LIABILITIES

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At March 31, 2014, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $90.9 million with a carrying value and fair value reflecting a loss of approximately $159,000.  At March 31, 2013, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $201.3 million with a carrying value and fair value reflecting a loss of $968,000.  At March 31, 2014, the notional amount of commitments to fund individual fixed-rate mortgage loans was $79.9 million with a carrying value and fair value reflecting a gain of $1.2 million.  At March 31, 2013, the notional amount of commitments to fund individual fixed-rate mortgage loans was $188.4 million with a carrying value and fair value reflecting a gain of $3.7 million.

The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of March 31, 2014, the notional amount of customer related derivative financial instruments was $382.4 million with an average maturity of 54 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.  As of March 31, 2013, the notional amount of customer related derivative financial instruments was $479.1 million with an average maturity of 60 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.

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

The following tables present components of financial instruments eligible for offsetting for the periods indicated:

	March 31, 2014
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 1,194	$ -	$ 1,194	$ -	$ -	$ 1,194
Loan/lease interest rate swaps	27,081	-	27,081	-	-	27,081
Total financial assets	$ 28,275	$ -	$ 28,275	$ -	$ -	$ 28,275

Financial liabilities:
Derivatives:
Forward commitments	$ 163	$ -	$ 163	$ -	$ -	$ 163
Loan/lease interest rate swaps	27,081	-	27,081	-	(27,081)	-
Repurchase arrangements	456,303	-	456,303	(456,303)	-	-
Total financial liabilities	$ 483,547	$ -	$ 483,547	$ (456,303)	$ (27,081)	$ 163

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

	March 31, 2013
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 3,666	$ -	$ 3,666	$ -	$ -	$ 3,666
Loan/lease interest rate swaps	46,284	-	46,284	-	-	46,284
Total financial assets	$ 49,950	$ -	$ 49,950	$ -	$ -	$ 49,950

Financial liabilities:
Derivatives:
Forward commitments	$ 968	$ -	$ 968	$ -	$ -	$ 968
Loan/lease interest rate swaps	46,284	-	46,284	-	(46,284)	-
Repurchase arrangements	353,742	-	353,742	(353,742)	-	-
Total financial liabilities	$ 400,994	$ -	$ 400,994	$ (353,742)	$ (46,284)	$ 968

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

Derivative instruments.  The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  Fair value of these derivative instruments is measured on a recurring basis using recent observable market prices.  The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates ranging from 1.50% to 3.5%.  The Company also considers the associated counterparty credit risk when determining the fair value of these instruments.  The Company’s interest rate swaps, commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and 2013:

	March 31, 2014
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,419,269	$ -	$ 1,419,269
Government agency issued residential
mortgage-backed securities	-	241,596	-	241,596
Government agency issued commercial
mortgage-backed securities	-	234,059	-	234,059
Obligations of states and
political subdivisions	-	523,811	-	523,811
Other	1,029	6,994	-	8,023
Mortgage servicing rights	-	-	53,436	53,436
Derivative instruments	-	-	27,859	27,859
Total	$ 1,029	$ 2,425,729	$ 81,295	$ 2,508,053
Liabilities:
Derivative instruments	$ -	$ -	$ 27,244	$ 27,244

	March 31, 2013
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,517,725	$ -	$ 1,517,725
Government agency issued residential
mortgage-backed securities	-	334,550	-	334,550
Government agency issued commercial
mortgage-backed securities	-	196,459	-	196,459
Obligations of states and
political subdivisions	-	550,475	-	550,475
Other	869	7,098	-	7,967
Mortgage servicing rights	-	-	41,478	41,478
Derivative instruments	-	-	49,392	49,392
Total	$ 869	$ 2,606,307	$ 90,870	$ 2,698,046
Liabilities:
Derivative instruments	$ -	$ -	$ 47,251	$ 47,251

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month period ended March 31, 2014 and 2013:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities

(In thousands)
Balance at December 31, 2013	$ 54,662	$ 878	$ -
Year to date net gains (losses) included in:
Net loss	(2,686)	(263)	-
Other comprehensive income	-	-	-
Additions	1,460	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at March 31, 2014	$ 53,436	$ 615	$ -
Net unrealized losses included in net income for the
quarter relating to assets and liabilities held at March 31, 2014	$ (1,547)	$ (263)	$ -

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities

(In thousands)
Balance at December 31, 2012	$ 37,882	$ 2,911	$ -
Year to date net gains (losses) included in:
Net loss	(672)	(770)	-
Other comprehensive income	-	-	-
Additions	4,268	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at March 31, 2013	$ 41,478	$ 2,141	$ -
Net unrealized gains (losses) included in net income for the
quarter relating to assets and liabilities held at March 31, 2013	$ 1,037	$ (770)	$ -

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2014 and 2013:

	March 31, 2014
					Total
	Level 1	Level 2	Level 3	Total	Losses

Assets:	(In thousands)
Loans held for sale	$ -	$ 62,867	$ -	$ 62,867	$ -
Impaired loans	-	-	41,466	41,466	(1,588)
Other real estate owned	-	-	63,595	63,595	(17,730)

	March 31, 2013
					Total
	Level 1	Level 2	Level 3	Total	Losses

Assets:	(In thousands)
Loans held for sale	$ -	$ 105,523	$ -	$ 105,523	$ -
Impaired loans	-	-	137,791	137,791	(11,658)
Other real estate owned	-	-	96,314	96,314	(31,507)

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

Lending Commitments.  The Company’s lending commitments are negotiated at prevailing market rates and are relatively short-term in nature.  As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time.  Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements.  The Company’s lending commitments are classified as Level 2.    The Company’s off-balance sheet commitments including letters of credit, which totaled $100.6 million at March 31, 2014, are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The following table presents carrying and fair value information of financial instruments at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:	(In thousands)
Cash and due from banks	$ 199,214	$ 199,214	$ 208,961	$ 208,961
Interest bearing deposits with other banks	390,896	390,896	319,462	319,462
Available-for-sale securities	2,426,758	2,426,758	2,466,989	2,466,989
Net loans and leases	8,918,672	9,198,997	8,804,779	9,059,171
Loans held for sale	62,867	65,815	69,593	70,063

Liabilities:
Noninterest bearing deposits	2,725,042	2,725,042	2,644,592	2,644,592
Savings and interest bearing deposits	5,880,825	5,880,825	5,816,580	5,816,580
Other time deposits	2,205,923	2,223,755	2,312,664	2,332,380
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	456,303	456,314	421,028	414,238
Long-term debt and other borrowings	109,070	111,093	113,201	112,721

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	159	159	654	654
Commitments to fund fixed rate
mortgage loans	1,190	1,190	567	567
Interest rate swap position to receive	26,665	26,665	28,907	28,907
Interest rate swap position to pay	(27,081)	(27,081)	(29,249)	(29,249)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31,
	2014	2013

	(In thousands)
Annuity fees	$ 772	$ 483
Brokerage commissions and fees	1,576	2,093
Bank-owned life insurance	1,849	1,887
Other miscellaneous income	3,384	4,284
Total other noninterest income	$ 7,581	$ 8,747

The following table details other noninterest expense for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31,
	2014	2013

	(In thousands)
Advertising	$ 632	$ 743
Foreclosed property expense	2,555	2,354
Telecommunications	2,248	2,099
Public relations	822	1,005
Data processing	2,741	2,468
Computer software	2,423	1,963
Amortization of intangibles	1,058	743
Legal fees	1,878	9,366
Merger expense	560	-
Postage and shipping	1,287	1,135
Other miscellaneous expense	15,222	16,054
Total other noninterest expense	$ 31,426	$ 37,930

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $11.4 million accrued as of March 31, 2014 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

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

The Company had long-term borrowings from U.S. Bank totaling $52.3 million at March 31, 2014 and $48.2 million at December 31, 2013.  The Company also had long-term borrowing from FHLB of $33.5 million at both March 31, 2014 and December 31, 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,”  “assume,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “indicated,” “could,” or “would,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to amortization expense for intangible assets, goodwill impairments, loan impairment, utilization of appraisals and inspections for real estate loans, maturity, renewal or extension of construction, acquisition and development loans, net interest revenue, fair value determinations, the amount of the Company’s non-performing loans and leases, credit quality, credit losses, liquidity, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, continued weakness in the economic environment, early identification and resolution of credit issues, utilization of non-GAAP financial measures, the ability of the Company to collect all amounts due according to the contractual terms of loan agreements, the Company’s reserve for losses from representation and warranty obligations,  the Company’s foreclosure process related to mortgage loans, the resolution of non-performing loans that are collaterally dependent, real estate values, fully-indexed interest rates, interest rate risk, interest rate sensitivity, calculation of economic value of equity, impaired loan charge-offs, troubled debt restructurings, diversification of the Company’s revenue stream, liquidity needs and strategies, sources of funding, net interest margin, declaration and payment of dividends, future acquisitions and consideration to be used therefore, the use of proceeds from the Company’s underwritten public offering, the impact of litigation regarding debit card fees and the impact of certain claims, and pending litigation. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors may include, but are not limited to, conditions in the financial markets and economic conditions generally, the adequacy of the Company’s provision and allowance for credit losses to cover actual credit losses, the credit risk associated with real estate construction, acquisition and development loans, losses resulting from the significant amount of the Company’s other real estate owned, limitations on the Company’s ability to declare and pay dividends, the impact of legal proceedings, the availability of capital on favorable terms if and when needed, liquidity risk, governmental regulation, including the Dodd Frank Act,  and supervision of the Company’s operations, the short-term and long-term impact of changes to banking capital standards on the Company’s regulatory capital and liquidity, the impact of regulations on service charges on the Company’s core deposit accounts, the susceptibility of the Company’s business to local economic and environmental conditions, the soundness of other financial institutions, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, volatility in capital and credit markets, reputational risk, the impact of hurricanes or other adverse weather events, any requirement that the Company write down goodwill or other intangible assets, diversification in the types of financial services the Company offers, the Company’s ability to adapt its products and services to evolving industry standards and consumer preferences, competition with other financial services companies, risks in connection with completed or potential acquisitions, the Company’s growth strategy, interruptions or breaches in the Company’s information system security, the failure of certain third party vendors to perform, unfavorable ratings by rating agencies, dilution caused by the Company’s issuance of any additional shares of its common stock to raise capital or acquire other banks, bank holding companies, financial holding companies and insurance agencies, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.1 billion in assets at March 31, 2014.  BancorpSouth Bank (the “Bank”), the Company’s

wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, please refer to the unaudited consolidated financial statements for the three-month period ended March 31, 2014 and 2013 and as of December 31, 2013 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on reported financial information.

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, during recent years, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry.  The Company was not immune to such pressures and the economic downturn had a negative impact on the Company and its customers in all of the markets that it serves. While this impact was reflected in the credit quality measures during 2010 and 2011, the Company’s financial condition improved during 2012 and 2013 and is continuing to improve during the first three months of 2014 as reflected by decreases in the allowance for credit losses, gross charge-offs, total NPLs and total non-performing assets (“NPAs”), when compared to prior periods.

Management believes that the Company is better positioned with respect to overall credit quality as evidenced by the continued improvement in credit quality metrics especially when comparing March 31, 2014 to December 31, 2013 and March 31, 2013.  Management believes, however, that future weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.

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

The Company’s debit card revenue remained relatively stable for the comparable three-month period ended March 31, 2014 and 2013.  During 2012, the Company’s debit card revenue decreased as a result of the Durbin Amendment.  The Federal Reserve’s final rule implementing the Durbin Amendment was challenged in court, with a lower court ruling adverse to the Federal Reserve’s implementation of the final rule reversed on appeal.  The effect of subsequent rule changes, if any by the Federal Reserve are uncertain, but could impact the Company’s debit card revenue in future reporting periods.

The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations:

SELECTED FINANCIAL DATA

	Three months ended
	March 31,
	2014	2013

	(Dollars in thousands, except per share data)

Earnings Summary:
Total interest revenue	$ 110,599	$ 113,027
Total interest expense	9,076	14,949
Net interest income	101,523	98,078
Provision for credit losses	-	4,000
Noninterest income	66,517	71,318
Noninterest expense	126,707	135,371
Income before income taxes	41,333	30,025
Income tax expense	12,889	9,220
Net income	$ 28,444	$ 20,805

Balance Sheet - Period-end balances:
Total assets	$ 13,143,555	$ 13,393,135
Total securities	2,426,758	2,607,176
Loans and leases, net of unearned income	9,068,376	8,581,538
Total deposits	10,811,790	11,164,926
Long-term debt	85,835	33,500
Total shareholders' equity	1,554,676	1,465,180

Balance Sheet-Average Balances:
Total assets	$ 13,087,128	$ 13,249,374
Total securities	2,452,178	2,520,414
Loans and leases, net of unearned income	9,022,155	8,580,329
Total deposits	10,825,308	11,090,989
Long-term debt	87,767	33,500
Total shareholders' equity	1,537,897	1,462,140

Common Share Data:
Basic earnings per share	$ 0.30	$ 0.22
Diluted earnings per share	0.30	0.22
Cash dividends per share	0.05	0.01
Book value per share	16.19	15.39
Tangible book value per share	12.95	12.33
Dividend payout ratio	16.80%	4.55%

Financial Ratios (Annualized):
Return on average assets	0.88%	0.64%
Return on average shareholders' equity	7.50	5.77
Total shareholders' equity to total assets	11.83	10.94
Tangible shareholders' equity to tangible assets	9.69	8.96
Net interest margin-fully taxable equivalent	3.54	3.37

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	0.16%	0.27%
Provision for credit losses to average loans and leases	-	0.19
Allowance for credit losses to net loans and leases	1.65	1.89
Allowance for credit losses to NPLs	160.53	78.54
Allowance for credit losses to NPAs	95.44	53.61
NPLs to net loans and leases	1.03	2.41
NPAs to net loans and leases	1.73	3.53

Captial Adequacy:
Tier 1 capital	13.18%	14.06%
Total capital	14.44	15.31
Tier 1 leverage capital	10.04	10.33

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

	March 31,
	2014	2013

	(Dollars in thousands, except per share data)
Tangible Assets:
Total assets	$ 13,143,555	$ 13,393,135
Less: Goodwill	286,800	275,173
Other identifiable intangible assets	25,021	16,586
Total tangible assets	$ 12,831,734	$ 13,101,376

Tangible Shareholders' Equity:
Total shareholders' equity	$ 1,554,676	$ 1,465,180
Less: Goodwill	286,800	275,173
Other identifiable intangible assets	25,021	16,586
Total tangible shareholders' equity	$ 1,242,855	$ 1,173,421

Total common shares outstanding	96,004,679	95,174,441

Tangible shareholders' equity to tangible assets	9.69%	8.96%

Tangible book value per share	$ 12.95	$ 12.33

FINANCIAL HIGHLIGHTS

The Company reported net income of $28.4 million for the first quarter of 2014, compared to net income of $20.8 million for the same quarter of 2013.  A factor contributing to the increase in net income for the three months ended March 31, 2014 was the increase in net interest income, as net interest revenue was $101.5 million for the first quarter of 2014, compared to $94.1 million for the first quarter of 2013.  The increase in net interest revenue was primarily a result of the decrease in the provision for credit losses, as no provision was recorded in the first quarter of 2014, compared to a provision of $4.0 million for the first quarter of 2013.  The decrease in the provision for credit losses reflected the impact of a decrease in NPL formation during the first three months of 2014, as NPLs decreased from $120.4 million at December 31, 2013 to $93.3 million at March 31, 2014.  Net charge-offs decreased to $3.5 million, or 0.16% of average loans and leases, during the first quarter of 2014, compared to $5.9 million, or 0.27% of average loans and leases, during the first quarter of 2013.

During 2013 and the first three months of 2014, the Company continued its focus on improving credit quality and reducing NPLs, especially in the real estate construction, acquisition and development loan portfolio as evidenced by the decrease in that portfolio’s nonaccrual loans by $7.6 million to $10.0 million at March 31, 2014 from $17.6 million at December 31, 2013 and a decrease of $41.8 million from $51.7 million at March 31, 2013.

The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $101.5 million for the first quarter of 2014, an increase of $3.4 million, or 3.5%, from $98.1 million for the first quarter of 2013.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The increase in net interest revenue for the first quarter of 2014 compared to the first quarter of 2013 was primarily a result of the larger decrease in interest expense than the decrease in interest revenue as the rates paid on interest-bearing liabilities declined by a greater amount than the yield on earning assets.  The decline in earning asset yields was primarily a result of the declining loan yields as interest rates continue to be at historically low levels.   Rates paid on interest-bearing liabilities decreased as a result of reduced average balances and rates on interest bearing demand and other time deposits, as well as the reduction in the average balance and rate on junior subordinated debt resulting from the redemption of the 8.15% trust preferred securities.

Interest revenue decreased $2.4 million, or 2.1%, in the first quarter of 2014 compared to the first quarter of 2013.  The Company has managed to replace loan runoff with new loan production, primarily in its Alabama, Texas and Louisiana markets.  The decrease in interest revenue was offset by the decrease in interest expense, as the Company experienced a decrease in interest bearing and other time deposit and their corresponding rates, which resulted in a decrease in interest expense of $5.9 million, or 39.3%, in the first quarter of 2014 compared to the first quarter of 2013.  The Company also redeemed the 8.15% trust preferred securities during the third quarter of 2013, which contributed to the reduction in interest expense for the first quarter of 2014.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue decreased $4.8 million, or 6.7%, for the first quarter of 2014 compared to the first quarter of 2013.  One of the primary contributors to the decrease in noninterest revenue for the first quarter of 2014 compared to the first quarter of 2013 was the decrease in mortgage lending revenue to $3.4 million for the first quarter of 2014 compared to $12.3 million for the first quarter of 2013.  Mortgage origination volume decreased 53.8% to $197.1 million for the first quarter of 2014 compared to $426.0 million for the first quarter of 2013.  The decrease in mortgage origination volume contributed to a decrease in origination revenue to $2.0 million for the first quarter of 2014, compared to $9.2 million for the first quarter of 2013.  The decrease in mortgage lending revenue was also impacted by the change in fair value of MSRs.  The fair value of MSRs decreased $1.5 million during the first quarter of 2014 compared to an increase of $1.0 million during the first quarter of 2013.

The increase in insurance commissions was primarily a result of new policies and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of GEM in December 2013.  There were no significant non-recurring noninterest revenue items during the first three months of 2014 or 2013.

Total noninterest expense decreased 6.4% to $126.7 million for the first quarter of 2014 compared to $135.4 million for the first quarter of 2013.  Salaries and employee benefits expense remained relatively stable  decreasing to $78.9 million for the first quarter of 2014 compared to $79.4 million for the first quarter of 2013.  The decrease in salaries and employee benefits for the first quarter of 2014 compared to the first quarter of 2013 was primarily related to decreases in employee salaries resulting from a reduction in workforce after the voluntary early retirement program was accepted by certain employees that met job classification, age and years-of-service criteria in the second quarter of 2013 with this reduction in workforce offset by the addition of employees at the acquired insurance agency and other new facilities.

Legal expense decreased to $1.9 million in the first quarter of 2014 from $9.4 million in the first quarter of 2013.  The decrease in legal expense was primarily a result of a charge of $6.8 million to legal expense during the first three months of 2013 that was recorded to increase the litigation accrual related to various legal matters with no related charge deemed necessary during the first three months of 2014.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail below.

RESULTS OF OPERATIONS

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage interest-earning assets and interest-bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 9,022.2	$ 99.6	4.48%	$ 8,580.4	$ 99.9	4.72%
Loans held for sale	35.3	0.3	3.64%	90.2	0.7	3.02%
Available-for-sale securities:
Taxable (3)	2,036.6	7.5	1.50%	2,073.7	8.7	1.70%
Non-taxable (4)	415.5	5.7	5.58%	446.7	6.1	5.53%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	449.2	0.3	0.25%	963.6	0.6	0.25%
Total interest earning
assets and revenue	11,958.8	113.4	3.85%	12,154.6	116.0	3.87%
Other assets	1,281.9			1,261.0
Less: Allowance for credit losses	(153.6)			(166.2)
Total	$ 13,087.1			$ 13,249.4

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,657.8	$ 1.9	0.17%	$ 4,891.4	$ 3.1	0.26%
Savings	1,260.8	0.4	0.13%	1,173.6	0.5	0.18%
Other time	2,259.3	5.9	1.06%	2,562.6	8.1	1.27%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	458.5	0.1	0.07%	360.2	0.1	0.07%
Junior subordinated debt securities	23.7	0.2	2.86%	160.3	2.9	7.23%
Long-term debt	87.8	0.6	2.91%	33.5	0.3	4.21%
Total interest bearing
liabilities and expense	8,747.9	9.1	0.42%	9,181.6	15.0	0.66%
Demand deposits -
noninterest bearing	2,647.4			2,463.5
Other liabilities	153.9			142.2
Total liabilities	11,549.2			11,787.3
Shareholders' equity	1,537.9			1,462.1
Total	$ 13,087.1			$ 13,249.4
Net interest revenue-FTE		$ 104.3			$ 101.0
Net interest margin-FTE			3.54%			3.37%
Net interest rate spread			3.43%			3.21%
Interest bearing liabilities to
interest earning assets			73.15%			75.54%

(1)  Includes taxable equivalent adjustment to interest of $0.8 million and $0.9 million for the three months ended March 31, 2014 and 2013,  respectively, using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $0.1 million for the three months ended March 31, 2013, using an effective tax rate of 35%.

(4)  Includes taxable equivalent adjustment to interest of $2.0 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended March 31, 2014 increased $3.3 million, or 3.3%, compared to the same period in 2013.  The increase in net interest revenue-FTE was primarily a result of the smaller decrease in interest revenue-FTE than the decrease in interest expense as the yield on earning assets declined by a lesser amount than that of interest-bearing liabilities.  The decline in earning asset yields was primarily a result of loan run-off being replaced by lower yielding loans.  Yields on interest-bearing liabilities decreased as a result of rate decreases in virtually all interest bearing liability categories, but especially in junior subordinated debt as a result of the redemption of the 8.15% trust preferred securities.

Interest revenue-FTE for the three-month period ended March 31, 2014 decreased $2.5 million, or 2.2%, compared to the same period in 2013.  The decrease in interest revenue-FTE for these periods was a result of the declining loan yields, as interest rates continued to be at historically low levels resulting in a decrease in the yield on average interest-earning assets of 2 basis points for the first quarter of 2014 compared to the same period in 2013.  Average interest-earning assets decreased $195.8 million, or 1.6%, for the three-month period ended March 31, 2014, compared to the same period in 2013.

Interest expense for the three-month period ended March 31, 2014 decreased $5.9 million, or 39.3%, compared to the same period in 2013.  The decrease in interest expense for these periods was a result of the decrease in interest bearing and other time deposit and their corresponding rates.  Also, 8.15% trust preferred securities were redeemed during the third quarter of 2013 resulting in a decrease in interest expense related to junior subordinated debt securities, as well as in the rates paid on those securities.  This combined activity resulted in an overall decrease in the average rate paid of 24 basis points for the first quarter of 2014 compared to the first quarter of 2013.  Average interest bearing liabilities decreased $433.7 million, or 4.7%, for the three-month period ended March 31, 2014 compared to the same period in 2013.    The decrease in average interest bearing liabilities for these periods was a result of decreases in average interest bearing demand deposits and other time deposits, as well as decreases in average junior subordinated debt resulting from the redemption of the 8.15% trust preferred securities during the third quarter of 2013.

Net interest margin was 3.54% for the three months ended March 31, 2014, an increase of 17 basis points from 3.37% for the three months ended March 31, 2013.  The increase in the net interest margin for these periods was due to the yield on earning assets declining by only 2 basis points compared to a 24 basis point decline in the rates paid on interest-bearing liabilities coupled with a smaller decline in average earning assets than the decline in average interest bearing liabilities.  The decline in the earning asset yield was primarily a result of the declining loan yields while the decrease in average rates paid on interest bearing liabilities was related to decreases in interest bearing and other time deposits and junior subordinated debt and their corresponding rates.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or re-pricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at March 31, 2014:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years

	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$ 390,896	$ -	$ -	$ -
Available-for-sale and trading securities	175,799	435,137	1,410,873	404,949
Loans and leases, net of unearned income	3,437,174	1,704,077	3,458,973	468,152
Loans held for sale	62,867	-	-	-
Total interest earning assets	4,066,736	2,139,214	4,869,846	873,101
Interest bearing liabilities:
Interest bearing demand and savings deposits	5,880,825	-	-	-
Other time deposits	392,432	1,011,755	795,915	5,821
Federal funds purchased and securities
sold under agreement to repurchase,
short-term FHLB borrowings and other
short-term borrowings	456,303	-	-	-
Long-term debt and junior
subordinated debt securities	-	2,000	53,835	53,198
Other	-	-	37	-
Total interest bearing liabilities	6,729,560	1,013,755	849,787	59,019
Interest rate sensitivity gap	$ (2,662,824)	$ 1,125,459	$ 4,020,059	$ 814,082
Cumulative interest sensitivity gap	$ (2,662,824)	$ (1,537,365)	$ 2,482,694	$ 3,296,776

In the event interest rates increase after March 31, 2014, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest-earning assets.  However, the Company’s historical repricing sensitivity on interest-bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after March 31, 2014, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest-bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at March 31, 2014 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.

As of March 31, 2014, the Bank had $1.9 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.26%, an average maturity of 70 months and a fully-indexed interest rate of 3.83% at March 31, 2014.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At March 31, 2014, the Company had $650.3 million, $1.4 billion and $657.6 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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

The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of March 31, 2014 and 2013 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.

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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	March 31, 2014	March 31, 2013
+400 basis points	7.8%	25.9%
+300 basis points	9.2%	22.7%
+200 basis points	9.5%	18.5%
+100 basis points	4.5%	8.7%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	March 31, 2014	March 31, 2013
+400 basis points	25.0%	29.6%
+300 basis points	19.4%	24.2%
+200 basis points	11.8%	18.8%
+100 basis points	5.9%	10.3%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	March 31, 2014	March 31, 2013
+200 basis points	4.4%	8.5%
-200 basis points	NM	NM
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

At March 31, 2014, impaired loans totaled $41.5 million, which was net of cumulative charge-offs of $14.2 million.  Additionally, the Company had specific reserves for impaired loans of $1.6 million included in the allowance for credit losses.  Impaired loans at March 31, 2014 were primarily from the Company’s commercial real estate and construction, acquisition and development portfolios.    Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, OREO marketing period of 180-360 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.

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

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended
	March 31,
	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$ 153,236	$ 164,466

Loans and leases charged off:
Commercial and industrial	(201)	(1,938)
Real estate
Consumer mortgages	(1,945)	(1,614)
Home equity	(318)	(602)
Agricultural	(696)	(2)
Commercial and industrial-owner occupied	(1,206)	(300)
Construction, acquisition and development	(1,666)	(1,198)
Commercial real estate	(901)	(3,141)
Credit cards	(559)	(450)
All other	(583)	(492)
Total loans charged off	(8,075)	(9,737)

Recoveries:
Commercial and industrial	1,076	589
Real estate
Consumer mortgages	538	1,108
Home equity	184	260
Agricultural	9	13
Commercial and industrial-owner occupied	358	254
Construction, acquisition and development	1,637	886
Commercial real estate	323	339
Credit cards	131	148
All other	287	275
Total recoveries	4,543	3,872

Net charge-offs	(3,532)	(5,865)

Provision charged to operating expense	-	4,000
Balance, end of period	$ 149,704	$ 162,601

Average loans for period	$ 9,022,155	$ 8,580,329

Ratios:
Net charge-offs to average loans (annualized)	0.16%	0.27%
Provision for credit losses to average loans and
leases, net of unearned income (annualized)	0.00%	0.19%
Allowance for credit losses to loans and
leases, net of unearned income	1.65%	1.89%

Net charge-offs decreased $2.3 million, or 39.8%, in the first quarter of 2014 compared to the first quarter of 2013.  Decreases in net charge-offs in the first three months of 2014, coupled with a decline in NPLs and nonaccrual loan formation, contributed to no provision for credit losses being recorded in the first quarter of 2014 compared to a provision of $4.0 million in the first quarter of 2013.

Annualized net charge-offs as a percentage of average loans and leases decreased to 0.16% for the first quarter of 2014, compared to 0.27% for the first quarter of 2013.  This decrease was primarily a result of decreased net losses within the real estate construction, acquisition and development and commercial real estate segment of the Company’s loan and lease portfolio.  The losses experienced in these segments were primarily a result of the weakened financial condition of the corresponding borrowers and guarantors.  These borrowers’ weakened state hindered their ability to service their loans with the Company, which caused a number of loans to become collateral dependent.  Once it is determined a loan’s repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or a specific reserve is allocated to the loan.  This process resulted in the decreased level of charge-offs in the first quarter of 2014 compared to the first quarter of 2013, as updated appraisals came in closer to loan carrying values.  Total recoveries were $4.5 million for the three-month period ended March 31, 2014, compared to $3.9 million for the three-month period ended March 31, 2013 with 43.1% of the first quarter 2014 recoveries being noticed in the real estate construction, acquisition and development and commercial real estate portfolios.

No provision for credit losses was recorded for the first quarter of 2014, compared to $4.0 million for the first quarter of 2013, respectively.  The decrease in the provision for credit losses for these periods was a result of the decrease in net charge-offs, a decline in the formation of new non-accrual loans, including fewer loans being identified for impairment, continued stabilization in values of previously impaired loans, and a significant decrease in NPLs.  As of March 31, 2014 and 2013, 54% and 73%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 72% and 69% of their contractual principal balance at March 31, 2014 and 2013, respectively.  Non-accrual loans not impaired are loans that either fall below the impairment threshold or are not determined to be collaterally dependant.

The allowance for credit losses decreased $12.9 million to $149.7 million at March 31, 2014 compared to $162.6 million at March 31, 2013.  The decrease was a result of improving credit metrics since March 31, 2013, including reductions in classified, non-performing and impaired loans and lower net charge-off levels.

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

	March 31,				December 31,
	2014		2013		2013
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$ 18,914	17.5%	$ 23,055	17.3%	$ 18,376	17.1%
Real estate
Consumer mortgages	38,328	22.5%	35,658	21.7%	39,525	22.0%
Home equity	5,712	5.4%	6,084	5.6%	5,663	5.5%
Agricultural	2,834	2.5%	3,720	2.9%	2,800	2.6%
Commercial and industrial-owner occupied	16,561	16.4%	20,383	15.5%	17,059	16.4%
Construction, acquisition and development	10,320	8.2%	23,782	8.5%	11,828	8.3%
Commercial real estate	44,771	20.3%	35,975	20.2%	43,853	20.5%
Credit cards	2,486	1.2%	3,399	1.1%	3,782	1.2%
All other	9,778	6.0%	10,545	7.2%	10,350	6.4%
Total	$ 149,704	100.0%	$ 162,601	100.0%	$ 153,236	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months ended March 31, 2014 and 2013 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	March 31,
	2014	2013	% Change

	(Dollars in thousands)
Mortgage lending	$ 3,394	$ 12,346	(72.5)%
Credit card, debit card and merchant fees	7,843	7,523	4.3
Deposit service charges	12,536	12,832	(2.3)
Trust income	3,568	3,210	11.2
Securities (losses) gains, net	(4)	19	(121.1)
Insurance commissions	31,599	26,641	18.6
Annuity fees	772	483	59.8
Brokerage commissions and fees	1,576	2,093	(24.7)
Bank-owned life insurance	1,849	1,887	(2.0)
Other miscellaneous income	3,384	4,284	(21.0)
Total noninterest revenue	$ 66,517	$ 71,318	(6.7)%

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

In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first three months of 2014, two mortgage loans totaling approximately $66,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $66,000 was recognized related to these repurchased or make whole loans.  During the first three months of 2013, nine mortgage loans totaling $490,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $337,000 was recognized related to these repurchased or make whole loans.

At March 31, 2014, the Company had accrued approximately $1.1 million for its estimate of losses from representation and warranty obligations.  The reserve was based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  Before beginning the foreclosure process, a mortgage loan foreclosure working group of the Bank reviews the identified delinquent loan.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.

Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $197.1 million and $425.9 million produced origination revenue of $2.0 million and $9.2 million for the quarters ended March 31, 2014 and 2013, respectively.  The decrease in mortgage origination revenue at March 31, 2014 compared to March 31, 2013 is a result of interest rate volatility during the quarter, the decrease in origination volume and the strategic decision to portfolio shorter term mortgage originations.

Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $4.1 million and $3.8 million for the quarters ended March 31, 2014 and 2013, respectively.

Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $1.1 million and $1.7 million for the first quarter of 2014 and 2013, respectively.    The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in a changing interest rate environment.  Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $1.5 million for the first quarter of 2014 and increased $1.0 million for the first quarter 2013.

:

	Three months ended
	March 31,
	2014	2013	% Change

	(Dollars in thousands)
Mortgage revenue:
Origination	$ 1,964	$ 9,187	(78.6)%
Servicing	4,115	3,827	7.5
Payoffs/Paydowns	(1,138)	(1,705)	(33.3)
	4,941	11,309
MSR market value adjustment	(1,547)	1,037	NM
Mortgage lending revenue	$ 3,394	$ 12,346	(72.5)%

	(Dollars in millions)
Origination volume	$ 197	$ 426	(53.8)%

Mortgage loans serviced at period-end	$ 5,569	$ 5,237	6.3%

NM=Not meaningful

Credit card, debit card and merchant fees, increased for the comparable three-month periods as a result of new account volume noticed since March 31, 2013.  Deposit service charge revenue remained relatively stable when comparing March 31, 2014 to March 31, 2013.

Trust income increased during the first quarter of 2014 compared to the first quarter of 2013 primarily as a result of increases in the assets under management or in custody combined with fees generated by customers added since March 31, 2013.  Net security losses of approximately $4,000 for the three-month period ended March 31, 2014, and gains of approximately $19,000 for the three-month period ended March 31, 2013, respectively, were a result of calls of available-for-sale securities.

Insurance commissions increased for the first quarter of 2014 compared to the first quarter of 2013 as a result of new policies and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of GEM in December 2013.  Annuity fees increased 59.8% during the first quarter of 2014 compared to the first quarter of 2013 as a result of more annuity sales during the first three months of 2014.  Brokerage commissions and fees decreased by 24.7% for the comparable three-month period as a result of the decrease in sales of real estate investment trust products.  Bank-owned life insurance revenue remained relatively stable when comparing the first quarter of 2014 to the first quarter of 2013.  Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items remained relatively stable for the comparable three-month periods of 2014 and 2013.

 Noninterest Expense

The components of noninterest expense for the three months ended March 31, 2014 and 2013 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	March 31,
	2014	2013	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 78,883	$ 79,414	(0.7)%
Occupancy, net	10,287	10,237	0.5
Equipment	4,499	4,948	(9.1)
Deposit insurance assessments	1,600	2,804	(42.9)
Amortization of bond issue cost	12	38	(68.4)
Advertising	632	743	(14.9)
Foreclosed property expense	2,555	2,354	8.5
Telecommunications	2,248	2,099	7.1
Public relations	822	1,005	(18.2)
Data processing	2,741	2,468	11.1
Computer software	2,423	1,963	23.4
Amortization of intangibles	1,058	743	42.4
Legal fees	1,878	9,366	(79.9)
Merger expense	560	-	-
Postage and shipping	1,287	1,135	13.4
Other miscellaneous expense	15,222	16,054	(5.2)
Total noninterest expense	$ 126,707	$ 135,371	(6.4)%

Salaries and employee benefits expense, as well as occupancy expense, for the three months ended March 31, 2014 remained stable compared to the same periods in 2013.  Equipment expense decreased for the comparable three-month period primarily because of decreased depreciation.  Deposit insurance assessments decreased for the comparable three-month period as a result of improvement evidenced in several variables utilized by the FDIC in calculating the deposit insurance assessment.

Foreclosed property expense increased for the three months ended March 31, 2014 compared to the same periods in 2013, as decreased other foreclosed property expenses resulting from a decrease in the number of properties owned were more than offset by writedowns of existing properties and losses on sales.  During the first three months of 2014, the Company added $4.9 million to OREO through foreclosures.  Sales of OREO in the first three months of 2014 were $8.8 million, resulting in a net loss of approximately $466,000.  The components of foreclosed property expense for the three months ended March 31, 2014 and 2013 and the percentage change between periods are shown in the following tables:

	Three months ended
	March 31,
	2014	2013	% Change
	(Dollars in thousands)
Loss (gain) on sale of other real estate owned	$ 466	$ (200)	NM
Writedown of other real estate owned	1,831	1,345	36.1
Other foreclosed property expense	258	1,209	(78.7)
Total foreclosed property expense	$ 2,555	$ 2,354	8.5%

NM=Not meaningful

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising, public relations and data processing, the primary fluctuation was the decrease in total legal expense for the three months ended March 31, 2014 compared to the same periods in 2013 primarily as a result of no additional litigation reserves related to various legal matters recognized in the first quarter of 2014.

Income Tax

The Company recorded income tax expense of $12.9 million for the first quarter of 2014, compared to an income tax expense of $9.2 million for the first quarter of 2013. Because of the volatility on the Company’s earnings, the Company’s tax calculations were based on actual results of operations, including tax preference items through March 31, 2014.  The primary differences between the Company’s recorded expense for the first three months of 2014 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income and other tax preference items.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at March 31, 2014 were $11.9 billion, or 90.9% of total assets, compared with $11.8 billion, or 90.7% of total assets, at December 31, 2013.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 75.4% of average earning assets during the first quarter of 2014.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income,  totaled $9.1 billion and $9.0 billion at March 31, 2014 and December 31, 2013, respectively.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	March 31,		December 31,
	2014	2013	2013

	(In thousands)

Commercial and industrial	$ 1,589,234	$ 1,488,374	$ 1,538,302
Real estate
Consumer mortgages	2,047,001	1,871,312	1,976,073
Home equity	498,283	482,398	494,339
Agricultural	229,602	249,467	234,576
Commercial and industrial-owner occupied	1,488,380	1,334,974	1,473,320
Construction, acquisition and development	748,027	728,092	741,458
Commercial real estate	1,847,983	1,739,533	1,846,039
Credit cards	105,988	98,803	111,328
All other	549,352	621,838	578,453
Total	$ 9,103,850	$ 8,614,791	$ 8,993,888

The following table shows the Company’s loans and leases, net of unearned income by segment, class and geographical location as of March 31, 2014:

	Alabama				Greater			Corporate
	and Florida				Memphis		Texas and	Banking
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	and Other	Total
	(In thousands)
Commercial and industrial	$ 80,620	$ 188,455	$ 282,829	$ 34,165	$ 23,138	$ 80,065	$ 279,379	$ 612,600	$ 1,581,251
Real estate
Consumer mortgages	149,108	264,744	689,847	64,206	105,566	162,701	501,316	109,513	2,047,001
Home equity	64,648	40,076	163,896	21,039	67,421	72,663	66,554	1,986	498,283
Agricultural	7,797	68,685	57,168	3,471	14,492	11,611	61,959	4,419	229,602
Commercial and industrial-owner occupied	173,560	167,136	479,186	65,786	92,641	89,244	293,217	127,610	1,488,380
Construction, acquisition and development	100,165	66,985	193,818	22,190	77,559	103,894	149,859	33,557	748,027
Commercial real estate	262,639	304,695	280,466	198,179	98,039	107,520	425,729	170,716	1,847,983
Credit cards	-	-	-	-	-	-	-	105,988	105,988
All other	30,706	54,338	136,963	2,368	38,539	37,585	78,648	142,714	521,861
Total	$ 869,243	$ 1,155,114	$ 2,284,173	$ 411,404	$ 517,395	$ 665,283	$ 1,856,661	$ 1,309,103	$ 9,068,376

* Excludes the Greater Memphis Area.

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of March 31, 2014:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total

	(In thousands)
Commercial and industrial	$ 2,060	$ 888,064	$ 485,934	$ 205,193	$ 1,581,251
Real estate
Consumer mortgages	6,446	442,375	902,850	695,330	2,047,001
Home equity	30	92,849	405,273	131	498,283
Agricultural	3,584	42,648	109,362	74,008	229,602
Commercial and industrial-owner occupied	4,945	227,685	568,704	687,046	1,488,380
Construction, acquisition and development	4,959	421,620	208,727	112,721	748,027
Commercial real estate	5,433	240,556	897,426	704,568	1,847,983
Credit cards	-	105,988	-	-	105,988
All other	462	192,709	268,399	60,291	521,861
Total	$ 27,919	$ 2,654,494	$ 3,846,675	$ 2,539,288	$ 9,068,376

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production.  Commercial and industrial loans outstanding increased 3.4% from December 31, 2013 to March 31, 2014.

Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding increased 3.6% at March 31, 2014 compared to December 31, 2013.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding remained stable during the first three months of 2014,  increasing by 0.8% at March 31, 2014 compared to December 31, 2013.

Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding decreased 2.1% from December 31, 2013 to March 31, 2014.

Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans increased 1.0% from December 31, 2013 to March 31, 2014.

Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. Prior to March 2010, these loans were often structured with interest reserves to fund interest costs during the construction and development period.  Additionally, certain loans are structured with interest only terms.  The Bank primarily engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular.  Sales of finished houses slowed during 2009 and activity has remained slow since then, which has resulted in lower demand for residential lots and development land.  The Company curtailed the origination of new construction, acquisition and development loans significantly during 2009 and the Company continued to maintain that strategy until the past few years.  Construction, acquisition and development loans increased 0.9% from December 31, 2013 to March 31, 2014.

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

At March 31, 2014, the Company had $17.7 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $117,000 recognized as interest income during the first quarter of 2014.  The amount of construction, acquisition and development loans with interest reserves that were on non-accrual status was approximately $121,000 at March 31, 2014.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.

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

The construction, acquisition and development portfolio may be further categorized by risk characteristics into the following nine categories: commercial acquisition and development, residential acquisition and development, multi-family construction, one-to-four family construction, commercial construction and recreation and all other loans.  Construction, acquisition and development loans were $748.0 million at March 31, 2014 and $741.5 million at December 31, 2013.  The following table shows the Company’s construction, acquisition and development portfolio by geographical location and performing status at March 31, 2014:

	Alabama				Greater
Real Estate Construction,	and Florida				Memphis		Texas and
Acquisition and Development	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total

Performing:	(In thousands)
Multi-family construction	$ 1,910	$ 998	$ 481	$ -	$ -	$ 5,757	$ 2,193	$ -	$ 11,339
One-to-four family construction	36,337	14,575	46,331	5,004	10,702	68,725	36,650	642	218,966
Recreation and all other loans	1,700	7,661	11,912	572	3,763	1,091	9,266	-	35,965
Commercial construction	21,710	15,459	46,304	4,158	19,245	5,507	34,371	30,510	177,264
Commercial acquisition and development	9,674	14,646	33,251	5,846	19,308	9,481	26,421	798	119,425
Residential acquisition and development	26,293	13,411	52,058	6,610	22,524	13,023	38,314	1,260	173,493
Total	$ 97,624	$ 66,750	$ 190,337	$ 22,190	$ 75,542	$ 103,584	$ 147,215	$ 33,210	$ 736,452

Non-performing:
Multi-family construction	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	613	199	210	-	131	279	1,392	-	2,824
Recreation and all other loans	-	13	-	-	699	-	220	-	932
Commercial construction	-	-	-	-	-	-	-	-	-
Commercial acquisition and development	1,147	23	1,320	-	-	-	136	-	2,626
Residential acquisition and development	781	-	1,951	-	1,187	31	896	347	5,193
Total	$ 2,541	$ 235	$ 3,481	$ -	$ 2,017	$ 310	$ 2,644	$ 347	$ 11,575

Total:
Multi-family construction	$ 1,910	$ 998	$ 481	$ -	$ -	$ 5,757	$ 2,193	$ -	$ 11,339
One-to-four family construction	36,950	14,774	46,541	5,004	10,833	69,004	38,042	642	221,790
Recreation and all other loans	1,700	7,674	11,912	572	4,462	1,091	9,486	-	36,897
Commercial construction	21,710	15,459	46,304	4,158	19,245	5,507	34,371	30,510	177,264
Commercial acquisition and development	10,821	14,669	34,571	5,846	19,308	9,481	26,557	798	122,051
Residential acquisition and development	27,074	13,411	54,009	6,610	23,711	13,054	39,210	1,607	178,686
Total	$ 100,165	$ 66,985	$ 193,818	$ 22,190	$ 77,559	$ 103,894	$ 149,859	$ 33,557	$ 748,027

* Excludes the Greater Memphis Area.

The following table shows the maturity distribution of the Company’s construction, acquisition and development portfolio as of March 31, 2014:

Real Estate Construction,		One Year	One to	After
Acquisition and Development	Past Due	or Less	Five Years	Five Years	Total

Outstanding loan balances:	(In thousands)
Multi-family construction	$ -	$ 4,916	$ 6,423	$ -	$ 11,339
One-to-four family construction	2,224	196,306	21,290	1,970	221,790
Recreation and all other loans	-	9,487	16,608	10,802	36,897
Commercial construction	-	85,645	33,382	58,237	177,264
Commercial acquisition and development	1,978	36,613	61,845	21,615	122,051
Residential acquisition and development	757	88,653	69,179	20,097	178,686
Total	$ 4,959	$ 421,620	$ 208,727	$ 112,721	$ 748,027

Non-accrual loans:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	1,392	943	324	165	2,824
Recreation and all other loans	-	699	220	-	919
Commercial construction	-	-	-	-	-
Commercial acquisition and development	-	1,813	411	-	2,224
Residential acquisition and development	51	3,490	414	46	4,001
Total	$ 1,443	$ 6,945	$ 1,369	$ 211	$ 9,968

As of March 31, 2014, 56.4% of the loans included in the construction, acquisition and development portfolio were scheduled to mature within one year.  Many of these maturities are expected to occur prior to the completion of the related projects, and management expects that these loans will likely be renewed for an additional period of time. The Company’s loan policy requires that updated appraisals from qualified third party appraisers be obtained for any real estate loan over $250,000 that is renewed.  If the borrower is experiencing financial difficulties, and the renewal is made with concessions, the loan is considered to be a TDR. These TDRs are tested for impairment by assessing the estimated disposal value of the collateral from the recent appraisal or by assessing the present value of the discounted cash flows expected on these loans.

The following table presents the activity in the construction, acquisition and development nonaccrual loans for the three months ended March 31, 2014:

(In thousands)
Balance at December 31, 2013	$ 17,567
Additions to construction, acquisition and development nonaccruals:
Formation of new nonaccrual loans	1,762
Reductions in construction, acquisition and development nonaccruals:
Charge-offs	(1,579)
Foreclosures to OREO	(704)
Payments	(6,506)
Transfers to accrual status	(649)
Transfer to other loan category	77
Balance at March 31, 2014	$ 9,968

The five largest credits that made up the construction, acquisition and development nonaccrual loan balance at March 31, 2014 were primarily loans for land for future development located throughout the Company’s geographical locations and in various stages of maturity.  The five largest credits made up 40.7% of the total construction, acquisition and development nonaccrual loan balance at March 31, 2014.

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial loans increased 0.1% from December 31, 2013 to March 31, 2014.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 4.8% from December 31, 2013 to March 31, 2014.

All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances decreased 5.4%  from December 31, 2013 to March 31, 2014.

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

	March 31,		December 31,
	2014	2013	2013

	(Dollars in thousands)
Non-accrual loans and leases	$ 77,531	$ 188,190	$ 92,173
Loans 90 days or more past due, still accruing	1,949	1,125	1,226
Restructured loans and leases, still accruing	13,776	17,702	27,007
Total NPLs	93,256	207,017	120,406

Other real estate owned	63,595	96,314	69,338
Total NPAs	$ 156,851	$ 303,331	$ 189,744

NPLs to net loans and leases	1.03%	2.41%	1.34%
NPAs to net loans and leases	1.73%	3.53%	2.12%

NPLs decreased 22.5% to $93.3 million at March 31, 2014 compared to $120.4 million at December 31, 2013 and decreased 55.0% compared to $207.0 million at March 31, 2013.  Included in NPLs at March 31, 2014 were $41.5 million of loans that were impaired.  These impaired loans had a specific reserve of $1.6 million included in the allowance for credit losses of $149.7 million at March 31, 2014, and were net of $14.2 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2013 included $54.9 million of loans that were impaired.  These impaired loans had a specific reserve of $4.1 million included in the allowance for credit losses of $153.2 million at December 31, 2013.  NPLs at March 31, 2013 included $137.8 million of loans that were impaired.  These impaired loans had a specific reserve of $11.7 million included in the allowance for credit losses of $162.6 million at March 31, 2013.

Non-accrual loans at March 31, 2014 reflected a decrease of $14.6 million, or 15.9%, compared to December 31, 2013 and a decrease of $110.7 million, or 58.8%, compared to March 31, 2013.  The Bank’s NPL levels over the past several years have been reflective of the continuing effects of the prevailing economic environment on the Bank’s loan portfolio, as a significant portion of the prior increases in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, particularly residential construction and development loans, primarily in the Bank’s more urban markets. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent during the past two years and certain other borrower specific factors. While non-accrual loans are decreasing in almost all loan categories, the  primary decrease in non-accrual loans continues to be recognized in the real estate construction, acquisition and development portfolio as non-accrual loans related to this portfolio decreased $7.6 million, or 43.3%, to $10.0 million at March 31, 2014 compared to $17.6 million at December 31, 2013 and decreased $41.8  million, or 80.7%, compared to $51.7 million at March 31, 2013.

The Bank’s NPLs are primarily located in Alabama, Mississippi and Tennessee as these markets represent $58.8 million, or 63.0% of total NPLs of $93.3 million at March 31, 2014.  These areas have experienced a higher incidence of NPLs, primarily as a result of the downturn in the economy and housing market in these regions.  While NPLs in these markets still maintain the largest portion of total NPLs at March 31, 2014, these markets have noticed a decrease in total NPLs of $53.3 million, or 47.5%, since March 31, 2013.  These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  The following table presents the NPLs by geographical location at March 31, 2014:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Alabama and Florida Panhandle	$ 869,243	$ 11	$ 13,680	$ 132	$ 13,823	1.6%
Arkansas*	1,155,114	39	4,979	1,431	6,449	0.6
Mississippi*	2,284,173	70	19,476	4,946	24,492	1.1
Missouri	411,404	-	7,784	-	7,784	1.9
Greater Memphis Area	517,395	-	7,031	2,683	9,714	1.9
Tennessee*	665,283	-	9,179	1,588	10,767	1.6
Texas and Louisiana	1,856,661	206	8,179	1,074	9,459	0.5
Other	1,309,103	1,623	7,223	1,922	10,768	0.8
Total	$ 9,068,376	$ 1,949	$ 77,531	$ 13,776	$ 93,256	1.0%
* Excludes the Greater Memphis Area.

OREO decreased by $32.7 million to $63.6 million at March 31, 2014 compared to $96.3 million at March 31, 2013 and decreased by $5.7 million compared to $69.3 million at December 31, 2013.  OREO decreased as a result of sales of foreclosed properties exceeding new foreclosures.  Writedowns were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.

The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration.  Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to focus on improving and enhancing existing processes related to the early identification and resolution of potential credit problems.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a nine-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $32.9 million and $50.3 million at

March 31, 2014 and December 31, 2013, respectively.  Restructured loans of $19.1 million and $23.2 million were included in the non-accrual loan category at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at March 31, 2014:

	March 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total

	(In thousands)
Commercial and industrial	$ 1,535,172	$ 13,043	$ 31,741	$ -	$ -	$ 1,295	$ 1,581,251
Real estate
Consumer mortgages	1,936,837	243	104,486	310	-	5,125	2,047,001
Home equity	483,746	343	13,456	96	-	642	498,283
Agricultural	210,346	563	18,257	-	-	436	229,602
Commercial and industrial-owner occupied	1,420,813	3,887	56,124	510	-	7,046	1,488,380
Construction, acquisition and development	697,094	1,556	40,713	768	-	7,896	748,027
Commercial real estate	1,757,573	-	71,374	198	-	18,838	1,847,983
Credit cards	105,988	-	-	-	-	-	105,988
All other	509,729	68	11,876	-	-	188	521,861
Total	$ 8,657,298	$ 19,703	$ 348,027	$ 1,882	$ -	$ 41,466	$ 9,068,376

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At March 31, 2014, the Bank had  $5.3 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at March 31, 2014:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total

	(In thousands)
Pass	$ 8,652,452	$ 4,846	$ -	$ -	$ 8,657,298
Special Mention	19,703	-	-	-	19,703
Substandard	304,711	20,221	6,572	16,523	348,027
Doubtful	1,611	175	96	-	1,882
Loss	-	-	-	-	-
Impaired	32,703	1,236	1,580	5,947	41,466
Total	$ 9,011,180	$ 26,478	$ 8,248	$ 22,470	$ 9,068,376

All loan grade categories decreased at March 31, 2014 compared to December 31, 2013 with the exception of the pass and special mention loan grade categories, which increased 1.5% and 253.7%, respectively, at March 31, 2014 compared to December 31, 2013.  All of the $19.7 million of Special Mention loans and leases remained current as to scheduled repayment of principal and interest.  Of the $348.0 million of Substandard loans and leases, 87.6% remained current as to scheduled repayment of principal and interest, with only 4.7% having outstanding balances that were 90 days or more past due at March 31, 2014.  Of the $41.5 million of impaired loans and leases, 78.9% remained current as to scheduled repayment of principal and/or interest, with 14.3% having outstanding balances that were 90 days or more past due at March 31, 2014.

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

The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at March 31, 2014:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Commercial and industrial	$ 1,581,251	$ 287	$ 3,023	$ 1,639	$ 4,949	0.3%
Real estate
Consumer mortgages	2,047,001	1,307	24,353	2,098	27,758	1.4
Home equity	498,283	12	2,740	18	2,770	0.6
Agricultural	229,602	-	651	625	1,276	0.6
Commercial and industrial-owner occupied	1,488,380	-	14,122	4,551	18,673	1.3
Construction, acquisition and development	748,027	-	9,968	1,607	11,575	1.5
Commercial real estate	1,847,983	-	21,496	1,983	23,479	1.3
Credit cards	105,988	297	168	1,198	1,663	1.6
All other	521,861	46	1,010	57	1,113	0.2
Total	$ 9,068,376	$ 1,949	$ 77,531	$ 13,776	$ 93,256	1.0%

The following table provides additional details related to the make-up of the Company’s real estate construction, acquisition and development loan class and the distribution of NPLs at March 31, 2014:

Real Estate Construction,		90+ Days Past Due still	Non-accruing	Restructured Loans, still		NPLs as a % of
Acquisition and Development	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Multi-family construction	$ 11,339	$ -	$ -	$ -	$ -	-%
One-to-four family construction	221,790	-	2,824	-	2,824	1.3
Recreation and all other loans	36,897	-	919	13	932	2.5
Commercial construction	177,264	-	-	-	-	-
Commercial acquisition and development	122,051	-	2,224	402	2,626	2.2
Residential acquisition and development	178,686	-	4,001	1,192	5,193	2.9
Total	$ 748,027	$ -	$ 9,968	$ 1,607	$ 11,575	1.5%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Available-for-sale securities were $2.4 billion at March 31, 2014 compared to $2.5 billion at December 31, 2013.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At March 31, 2014, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of March 31, 2014:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%

Available-for-sale Securities:	(Dollars in thousands)
Aaa	$ 1,936,209	80.4%	$ 1,936,229	79.8%
Aa1 to Aa3	175,196	7.3%	183,337	7.6%
A1 to A3	54,098	2.2%	55,985	2.3%
Baa1 to Baa2	1,530	0.1%	1,533	0.1%
Not rated (1)	241,279	10.0%	249,674	10.2%
Total	$ 2,408,312	100.0%	$ 2,426,758	100.0%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $52.8 million and a market value of $55.0 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first quarter of 2014 that indicated the necessity of an earlier goodwill impairment assessment.

In the current environment, forecasting cash flows, credit losses and growth, in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $286.8 million at both  March 31, 2014 and December 31, 2013.

Other Real Estate Owned

OREO totaled $63.6 million and $69.3 million at March 31, 2014 and December 31, 2013, respectively.  OREO at March 31, 2014 had aggregate loan balances at the time of foreclosure of $143.0 million.  OREO at December 31, 2013 had aggregate loan balances at the time of foreclosure of $159.1 million.  The following table presents the OREO by segment, class and geographical location at March 31, 2014:

	March 31, 2014
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total

	(In thousands)
Commercial and industrial	$ 84	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 84
Real estate
Consumer mortgages	822	232	2,465	62	68	199	5	-	3,853
Home equity	442	-	556	-	-	-	-	-	998
Agricultural	907	-	216	-	1,083	-	-	-	2,206
Commercial and industrial-owner occupied	33	33	1,703	-	827	25	105	-	2,726
Construction, acquisition and development	15,035	94	10,853	861	20,114	3,871	257	-	51,085
Commercial real estate	352	316	568	-	1,036	-	106	-	2,378
All other	-	-	85	-	-	-	147	33	265
Total	$ 17,675	$ 675	$ 16,446	$ 923	$ 23,128	$ 4,095	$ 620	$ 33	$ 63,595

*Excludes the Greater Memphis Area

Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.    While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the consumer mortgage, commercial real estate, and construction, acquisition and development portfolios at March 31, 2014 suggested that a majority of additions to OREO in the near-term might be from these categories.

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

The following table presents the Company’s noninterest bearing, interest bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	March 31,	December 31,
	2014	2013	% Change

	(Dollars in millions)
Noninterest bearing demand	$ 2,725	$ 2,645	3.0%
Interest bearing demand	4,584	4,582	0.0
Savings	1,297	1,234	5.1
Other time	2,206	2,313	(4.6)
Total deposits	$ 10,812	$ 10,774	0.4%

The 0.4% increase in deposits at March 31, 2014 compared to December 31, 2013 was primarily a result of the increase in noninterest bearing deposits of $80.5 million, or 3.0%, to $2.7 billion at March 31, 2014 from $2.6 billion at December 31, 2013.  The average maturity of time deposits at March 31, 2014 was 15.2 months, compared to 13.9 months at December 31, 2013.

Liquidity and Capital Resources

One of the Company's goals is to maintain adequate funds to meet increases in loan demand or any potential increase in the normal level of deposit withdrawals.  This goal is accomplished primarily by generating cash from the Bank’s operating activities and maintaining sufficient short-term liquid assets.  These sources, coupled with a stable deposit base and a historically strong reputation in the capital markets, allow the Company to fund earning assets and maintain the availability of funds.  Management believes that the Bank’s traditional sources of maturing loans and investment securities, sales of loans held for sale, cash from operating activities and a strong base of core deposits are adequate to meet the Company’s liquidity needs for normal operations over both the short-term and the long-term.

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had no short-term borrowings from the FHLB nor the Federal Reserve at March 31, 2014 or December 31, 2013.  The Company had federal funds purchased and securities sold under agreement to repurchase of $456.3 million and $421.0 million at March 31, 2014 and December 31, 2013, respectively.

On August 8, 2013, the Company entered into a Credit Agreement with U.S. Bank National Association (“U.S. Bank”) as a lender and administrative agent, and First Tennessee Bank, National Association, as a lender.  The Credit Agreement includes an unsecured revolving loan of up to $25.0 million that terminates and the outstanding balance of which is payable in full on August 8, 2015, and an unsecured multi-draw term loan of up to $60.0 million, which commitment terminated on February 28, 2014 and the outstanding balance of which is payable in full on August 8, 2018.  The proceeds from the term loan may be used to repurchase trust preferred securities, and the proceeds from the revolving loan may be used for working capital, capital expenditures and other lawful corporate purposes.  Borrowings under the Credit Agreement bear interest at a Eurocurrency or base rate plus, in each case, an applicable interest rate margin.

The Company had long-term borrowings from U.S. Bank totaling $52.3 million and $48.2 million at March 31, 2014 and December 31, 2013, respectively.  The Company also had long-term borrowings from the FHLB of $33.5 million at both March 31, 2014 and December 31, 2013.   The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.0 billion in additional borrowing capacity under the existing FHLB borrowing agreement at March 31, 2014.

The Company had non-binding federal funds borrowing arrangements with other banks aggregating $689.0 million at March 31, 2014.  Secured borrowing arrangements utilizing the Company’s securities portfolio provide substantial additional liquidity to the Company.  Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio.  The ability of the Company to obtain funding from these or other sources could be negatively affected should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted as a result of disruption in the financial markets.  Management does not anticipate any short- or long-term changes to its liquidity strategies and believes that the Company has ample sources to meet the liquidity challenges caused by current economic conditions.  The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk‑based capital guidelines established by the Board of Governors of the Federal Reserve System.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered “well capitalized” for the Company’s Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill)  are 6%,  10% and 5%, respectively.  The Company exceeded the required minimum levels for these ratios at March 31, 2014 and December 31, 2013 as follows:

	March 31, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth, Inc.
Tier 1 capital (to risk-weighted assets)	$ 1,282,069	13.18%	$ 1,255,244	12.99%
Total capital (to risk-weighted assets)	1,404,288	14.44%	1,376,752	14.25%
Tier 1 leverage capital (to average assets)	1,282,069	10.04%	1,255,244	9.93%

The FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the Tier 1 capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at March 31, 2014 and December 31, 2013 as follows:

	March 31, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth Bank
Tier 1 capital (to risk-weighted assets)	$ 1,254,858	12.92%	$ 1,237,716	12.83%
Total capital (to risk-weighted assets)	1,377,063	14.18%	1,359,195	14.09%
Tier 1 leverage capital (to average assets)	1,254,858	9.84%	1,237,716	9.81%

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

The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation.  The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp.  The Company redeemed $8.25 million of the Junior Subordinated Debt Securities and $8.0 million of the related trust preferred securities assumed in the City Bancorp merger at par on January 8, 2014. The Company’s remaining $23.2 million in assumed trust preferred securities qualifies as Tier 1 capital at March 31, 2014 under Federal Reserve Board guidelines.  At March 31, 2014, the $23.2 million in assumed trust preferred securities were callable at the option of the Company upon obtaining approval of the Federal Reserve.

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $11.4 million accrued as of March 31, 2014 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results.  The plaintiff is seeking to recover alleged damages in an unspecified amount, equitable and/or injunctive relief, and attorney’s fees. A motion to dismiss has been under advisement by the court since early 2013.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2014, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2014, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results.  The plaintiff is seeking to recover alleged damages in an unspecified amount and equitable and/or injunctive relief, and attorney’s fees.  A motion to dismiss has been under advisement by the court since early 2013.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

The Company made the following purchases of its common stock during the quarter ended March 31, 2014:

	Total Number
	of Shares	Average Price
Period	Purchased	Paid per Share
January 1 - January 31	24,241	$ 24.08
February 1 - February 29	-	-
March 1 - March 31	-	-

Total	24,241

(1) This represents 24,241 shares redeemed from employees during the first quarter of 2014 for tax withholding purposes upon vesting of restricted stock.

ITEM 5. OTHER INFORMATION

On February 21, 2014 and February 26, 2014, BancorpSouth filed applications with the Federal Reserve Bank of St. Louis (the “Federal Reserve Bank”) to approve the mergers of Ouachita Bancshares Corp. (“OIB”) and Central Community Corporation (“CCC”), respectively, with and into BancorpSouth.  In response to these applications, the Federal Reserve Bank has received comment letters from three organizations, each objecting to the OIB merger.  One of these organizations has also submitted a comment letter to the Federal Reserve Bank objecting

to the CCC merger.   BancorpSouth is responding to the comments raised in these letters.  Although management of BancorpSouth believes that the objections raised by these organizations are without merit, BancorpSouth’s management cannot provide assurance that the opposition to these mergers will not cause delay or otherwise affect regulatory approval of these mergers.

ITEM 6.  EXHIBITS

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

(f)Junior Subordinated Debt Security Specimen. (7)

(g)Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (7)

(h)Certain instruments defining the rights of certain holders of long-term debt securities of the

Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(31.1)Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101)Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of March 31, 2014 and 2013, and December 31, 2013, (ii) the Consolidated Statements of Income for the three-month periods ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

____________________________

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

BancorpSouth, Inc.
(Registrant)

DATE: May 5, 2014	/s/ William L Prater
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

(f)Junior Subordinated Debt Security Specimen. (7)

(g)Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (7)

(h)Certain instruments defining the rights of certain holders of long-term debt securities of the

Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(31.1)Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101)Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of March 31, 2014 and 2013, and December 31, 2013, (ii) the Consolidated Statements of Income for the three-month periods ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

____________________________

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

   *Filed herewith.

 **As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended