Form 10-Q
period 2014-06-30
BANCORPSOUTH INC
filed 2014-08-06
CIK 701853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________________________

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

 As of August 1, 2014, the registrant had outstanding 96,050,621 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

TABLE OF CONTENTS

PART I.	Financial Information		Page
	ITEM 1.	Financial Statements
		Consolidated Balance Sheets June 30, 2014 and 2013
		(Unaudited) and December 31, 2013	3
		Consolidated Statements of Income (Unaudited)
		Three Months and Six Months Ended June 30, 2014 and 2013	4
		Consolidated Statements of Comprehensive Income (Unaudited)
		Three Months and Six Months ended June 30, 2014 and 2013	5
		Consolidated Statements of Cash Flows (Unaudited)
		Six Months Ended June 30, 2014 and 2013	6
		Notes to Consolidated Financial Statements (Unaudited)	7
	ITEM 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	41
	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	79
	ITEM 4.	Controls and Procedures	79

PART II.	Other Information
	ITEM 1.	Legal Proceedings	79
	ITEM 1A.	Risk Factors	80
	ITEM 2.	Unregistered Sales of Equity Securities	80
	ITEM 5.	Other Information	81
	ITEM 6.	Exhibits	82

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
	2014	2013	2013
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$ 201,196	$ 208,961	$ 268,647
Interest bearing deposits with other banks	44,949	319,462	526,608
Available-for-sale securities, at fair value	2,332,192	2,466,989	2,644,939
Loans and leases	9,347,429	8,993,888	8,711,023
Less: Unearned income	35,768	35,873	32,309
Allowance for credit losses	147,132	153,236	161,047
Net loans and leases	9,164,529	8,804,779	8,517,667
Loans held for sale ($105,643 at fair value at June 30, 2014)	105,643	69,593	111,574
Premises and equipment, net	310,515	315,260	313,079
Accrued interest receivable	40,697	42,150	41,425
Goodwill	291,498	286,800	275,173
Other identifiable intangibles	26,745	26,079	15,865
Bank-owned life insurance	241,962	239,434	235,015
Other real estate owned	55,253	69,338	88,438
Other assets	170,708	180,888	179,275
TOTAL ASSETS	$ 12,985,887	$ 13,029,733	$ 13,217,705

LIABILITIES
Deposits:
Demand: Noninterest bearing	$ 2,718,242	$ 2,644,592	$ 2,610,768
Interest bearing	4,511,760	4,582,450	4,667,041
Savings	1,299,203	1,234,130	1,210,497
Other time	2,141,209	2,312,664	2,473,312
Total deposits	10,670,414	10,773,836	10,961,618
Federal funds purchased and securities
sold under agreement to repurchase	394,446	421,028	382,871
Short-term Federal Home Loan Bank borrowings
and other short-term borrowing	2,000	-	-
Accrued interest payable	3,926	4,836	5,230
Junior subordinated debt securities	23,198	31,446	160,312
Long-term debt	83,835	81,714	33,500
Other liabilities	219,218	203,743	214,381
TOTAL LIABILITIES	11,397,037	11,516,603	11,757,912

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 96,046,057,
95,231,691 and 95,190,797 shares, respectively	240,118	238,079	237,976
Capital surplus	321,952	312,900	312,074
Accumulated other comprehensive loss	(15,040)	(29,959)	(39,333)
Retained earnings	1,041,820	992,110	949,076
TOTAL SHAREHOLDERS' EQUITY	1,588,850	1,513,130	1,459,793
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 12,985,887	$ 13,029,733	$ 13,217,705

 (1)  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$ 99,962	$ 98,524	$ 198,706	$ 197,616
Deposits with other banks	87	483	363	1,085
Available-for-sale securities:
Taxable	7,133	8,405	14,680	17,105
Tax-exempt	3,669	3,911	7,384	7,871
Loans held for sale	648	686	965	1,359
Total interest revenue	111,499	112,009	222,098	225,036

INTEREST EXPENSE:
Deposits:
Interest bearing demand	1,905	2,423	3,825	5,548
Savings	402	422	793	935
Other time	5,249	7,671	11,139	15,712
Federal funds purchased and securities sold
under agreement to repurchase	80	70	158	133
Long-term debt	619	349	1,248	697
Junior subordinated debt	162	2,860	330	5,717
Other	1	1	1	3
Total interest expense	8,418	13,796	17,494	28,745
Net interest revenue	103,081	98,213	204,604	196,291
Provision for credit losses	-	3,000	-	7,000
Net interest revenue, after provision for
credit losses	103,081	95,213	204,604	189,291

NONINTEREST REVENUE:
Mortgage lending	9,089	17,892	12,483	30,238
Credit card, debit card and merchant fees	8,567	8,324	16,410	15,847
Deposit service charges	12,437	12,824	24,973	25,656
Security gains, net	5	3	1	22
Insurance commissions	28,621	25,862	60,220	52,503
Wealth management	5,828	5,802	11,744	11,589
Other	5,291	5,402	10,524	11,572
Total noninterest revenue	69,838	76,109	136,355	147,427

NONINTEREST EXPENSE:
Salaries and employee benefits	74,741	78,284	153,624	157,698
Occupancy, net of rental income	10,245	10,577	20,532	20,814
Equipment	4,169	4,585	8,668	9,533
Deposit insurance assessments	2,035	2,939	3,635	5,743
Voluntary early retirement expense	-	10,850	-	10,850
Write-off and amortization of bond
issue cost	12	38	24	76
Other	36,752	34,978	68,178	72,908
Total noninterest expense	127,954	142,251	254,661	277,622
Income before income taxes	44,965	29,071	86,298	59,096
Income tax expense	14,097	8,316	26,986	17,536
Net income	$ 30,868	$ 20,755	$ 59,312	$ 41,560

Earnings per share: Basic	$ 0.32	$ 0.22	$ 0.62	$ 0.44
Diluted	$ 0.32	$ 0.22	$ 0.62	$ 0.44

Dividends declared per common share	$ 0.05	$ 0.01	$ 0.10	$ 0.02

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

	(In thousands)
Net income	$ 30,868	20,755	$ 59,312	$ 41,560

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities	6,564	(27,039)	14,007	(32,339)
Pension and other postretirement benefits	456	826	912	1,652
Other comprehensive income (loss), net of tax	7,020	(26,213)	14,919	(30,687)
Comprehensive income (loss)	$ 37,888	$ (5,458)	$ 74,231	$ 10,873

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	June 30,
	2014	2013

	(In thousands)
Operating Activities:
Net income	$ 59,312	$ 41,560
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	-	7,000
Depreciation and amortization	13,569	13,316
Deferred taxes	(1,939)	(3,002)
Amortization of intangibles	2,206	1,465
Amortization of debt securities premium and discount, net	6,724	7,736
Share-based compensation expense	1,089	1,522
Security gains, net	(1)	(22)
Net deferred loan origination expense	(3,427)	(3,843)
Excess tax benefit from exercise of stock options	1,216	19
Decrease in interest receivable	1,453	2,931
Decrease in interest payable	(910)	(910)
Realized gain on mortgages sold	(15,477)	(29,260)
Proceeds from mortgages sold	496,915	911,537
Origination of mortgages held for sale	(488,120)	(860,847)
Loss on other real estate owned, net	5,587	3,185
Increase in bank-owned life insurance	(3,733)	(3,895)
Decrease in prepaid pension asset	2,829	13,733
Other, net	17,352	(32,664)
Net cash provided by operating activities	94,645	69,561
Investing activities:
Proceeds from calls and maturities of available-for-sale securities	275,038	247,705
Purchases of available-for-sale securities	(125,055)	(521,600)
Net increase in loans and leases	(395,544)	(60,162)
Purchases of premises and equipment	(8,905)	(10,253)
Proceeds from sale of premises and equipment	219	3,181
Purchase of bank-owned life insurance, net of proceeds from death benefits	1,206	-
Acquisition of Insurance agency	(5,060)	-
Proceeds from sale of other real estate owned	17,348	23,174
Other, net	(12)	(6)
Net cash used in investing activities	(240,765)	(317,961)
Financing activities:
Net decrease in deposits	(103,422)	(126,528)
Net decrease in short-term debt and other liabilities	(26,590)	(31,747)
Advances of long-term debt	8,000	-
Repayment of long-term debt	(3,879)	-
Redemption of junior subordinated debt	(8,248)	-
Issuance of common stock	9,461	225
Repurchase of common stock	(675)	-
Excess tax benefit from exercise of stock options	(1,216)	(19)
Payment of cash dividends	(9,589)	(1,890)
Net cash used in financing activities	(136,158)	(159,959)

Decrease in cash and cash equivalents	(282,278)	(408,359)
Cash and cash equivalents at beginning of period	528,423	1,203,614
Cash and cash equivalents at end of period	$ 246,145	$ 795,255

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.  Certain 2013 amounts have been reclassified to conform with the 2014 presentation.

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

	June 30,		December 31,
	2014	2013	2013

	(In thousands)

Commercial and industrial	$ 1,707,368	$ 1,559,597	$ 1,538,302
Real estate
Consumer mortgages	2,071,503	1,880,338	1,976,073
Home equity	506,988	482,068	494,339
Agricultural	238,003	237,914	234,576
Commercial and industrial-owner occupied	1,505,679	1,375,711	1,473,320
Construction, acquisition and development	772,162	709,499	741,458
Commercial real estate	1,901,759	1,754,841	1,846,039
Credit cards	109,186	103,251	111,328
All other	534,781	607,804	578,453
Total	$ 9,347,429	$ 8,711,023	$ 8,993,888

The following table shows the Company’s  loans and leases, net of unearned income, as of June 30, 2014 by segment, class and geographical location:

	Alabama				Greater			Corporate
	and Florida				Memphis		Texas and	Banking
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	and Other	Total
	(In thousands)
Commercial and industrial	$ 85,845	$ 166,736	$ 282,645	$ 38,309	$ 22,403	$ 86,494	$ 296,170	$ 721,201	$ 1,699,803
Real estate
Consumer mortgages	162,767	268,149	698,709	64,881	110,498	162,614	511,039	92,846	2,071,503
Home equity	67,945	38,782	164,668	20,890	68,304	77,465	66,340	2,594	506,988
Agricultural	7,338	71,448	56,598	3,399	13,826	12,260	68,723	4,411	238,003
Commercial and industrial-owner occupied	175,413	168,289	479,599	64,571	90,239	90,953	301,538	135,077	1,505,679
Construction, acquisition and development	109,801	67,822	199,662	19,013	77,028	110,705	164,969	23,162	772,162
Commercial real estate	270,053	320,961	278,943	193,572	104,944	109,130	438,417	185,739	1,901,759
Credit cards	-	-	-	-	-	-	-	109,186	109,186
All other	29,996	43,696	133,041	3,428	37,399	35,431	75,109	148,478	506,578
Total	$ 909,158	$ 1,145,883	$ 2,293,865	$ 408,063	$ 524,641	$ 685,052	$ 1,922,305	$ 1,422,694	$ 9,311,661

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

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at June 30, 2014 and December 31, 2013:

	June 30, 2014
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 3,201	$ 501	$ 835	$ 4,537	$ 1,695,266	$ 1,699,803	$ 302
Real estate
Consumer mortgages	9,681	4,316	12,447	26,444	2,045,059	2,071,503	1,607
Home equity	950	236	395	1,581	505,407	506,988	116
Agricultural	1,085	37	562	1,684	236,319	238,003	100
Commercial and industrial-owner occupied	6,281	684	2,924	9,889	1,495,790	1,505,679	-
Construction, acquisition and development	1,532	140	2,173	3,845	768,317	772,162	-
Commercial real estate	1,436	1,945	1,588	4,969	1,896,790	1,901,759	-
Credit cards	330	274	308	912	108,274	109,186	281
All other	1,324	212	104	1,640	504,938	506,578	-
Total	$ 25,820	$ 8,345	$ 21,336	$ 55,501	$ 9,256,160	$ 9,311,661	$ 2,406

	December 31, 2013
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 3,122	$ 310	$ 601	$ 4,033	$ 1,525,216	$ 1,529,249	$ 27
Real estate
Consumer mortgages	12,244	4,703	12,579	29,526	1,946,547	1,976,073	888
Home equity	1,860	869	740	3,469	490,870	494,339	-
Agricultural	319	206	883	1,408	233,168	234,576	-
Commercial and industrial-owner occupied	4,256	1,230	4,585	10,071	1,463,249	1,473,320	-
Construction, acquisition and development	2,557	2,658	7,005	12,220	729,238	741,458	-
Commercial real estate	5,597	321	2,539	8,457	1,837,582	1,846,039	311
Credit cards	455	235	350	1,040	110,288	111,328	-
All other	1,985	296	264	2,545	549,088	551,633	-
Total	$ 32,395	$ 10,828	$ 29,546	$ 72,769	$ 8,885,246	$ 8,958,015	$ 1,226

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at June 30, 2014 and December 31, 2013:

	June 30, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,650,893	$ 16,307	$ 31,157	$ -	$ -	$ 1,446	$ 1,699,803
Real estate
Consumer mortgages	1,983,165	-	82,769	-	-	5,569	2,071,503
Home equity	496,451	-	9,903	-	-	634	506,988
Agricultural	224,337	509	12,724	-	-	433	238,003
Commercial and industrial-owner occupied	1,435,618	3,782	61,508	342	-	4,429	1,505,679
Construction, acquisition and development	721,572	255	43,238	576	-	6,521	772,162
Commercial real estate	1,814,209	-	76,286	350	-	10,914	1,901,759
Credit cards	109,186	-	-	-	-	-	109,186
All other	495,292	-	11,104	-	-	182	506,578
Total	$ 8,930,723	$ 20,853	$ 328,689	$ 1,268	$ -	$ 30,128	$ 9,311,661

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,495,972	$ 978	$ 30,886	$ 99	$ -	$ 1,314	$ 1,529,249
Real estate
Consumer mortgages	1,859,094	1,531	108,615	427	-	6,406	1,976,073
Home equity	478,283	250	14,570	96	-	1,140	494,339
Agricultural	214,728	779	18,187	-	-	882	234,576
Commercial and industrial-owner occupied	1,409,757	116	50,853	849	-	11,745	1,473,320
Construction, acquisition and development	674,299	1,459	49,401	587	-	15,712	741,458
Commercial real estate	1,751,553	386	76,199	420	-	17,481	1,846,039
Credit cards	111,328	-	-	-	-	-	111,328
All other	538,467	71	12,832	-	-	263	551,633
Total	$ 8,533,481	$ 5,570	$ 361,543	$ 2,478	$ -	$ 54,943	$ 8,958,015
(1) Impaired loans are shown exclusive of accruing troubled debt restructurings ("TDRs").

The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class as of and for the three months and six months ended June 30, 2014 and as of and for the year ended December 31, 2013:

	June 30, 2014
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Six months	Three months	Six months
	Investment	Balance of	Allowance	ended	ended	ended	ended
	in Impaired	Impaired	for Credit	June 30,	June 30,	June 30,	June 30,
	Loans	Loans	Losses	2014	2014	2014	2014
	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,275	$ 1,275	$ -	$ 1,281	$ 1,291	$ 16	$ 27
Real estate:
Consumer mortgages	4,979	5,854	-	4,253	4,743	15	37
Home equity	215	216	-	217	218	1	3
Agricultural	433	740	-	433	499	1	2
Commercial and industrial-owner occupied	3,975	4,929	-	3,408	5,307	19	33
Construction, acquisition and development	6,521	8,049	-	6,831	7,849	23	43
Commercial real estate	6,378	10,006	-	7,237	10,849	47	81
All other	182	325	-	184	200	3	4
Total	$ 23,958	$ 31,394	$ -	$ 23,844	$ 30,956	$ 125	$ 230

With an allowance:
Commercial and industrial	$ 171	$ 200	$ 183	$ 57	$ 28	$ -	$ -
Real estate:
Consumer mortgages	590	590	179	1,482	1,318	14	19
Home equity	419	419	71	-	-	-	-
Agricultural	-	-	-	-	81	-	-
Commercial and industrial-owner occupied	454	454	115	1,576	1,390	9	11
Construction, acquisition and development	-	-	-	201	782	-	-
Commercial real estate	4,536	4,617	823	8,485	6,668	44	65
All other	-	-	-	-	10	-	-
Total	$ 6,170	$ 6,280	$ 1,371	$ 11,801	$ 10,277	$ 67	$ 95

Total:
Commercial and industrial	$ 1,446	$ 1,475	$ 183	$ 1,338	$ 1,319	$ 16	$ 27
Real estate:
Consumer mortgages	5,569	6,444	179	5,735	6,061	29	56
Home equity	634	635	71	217	218	1	3
Agricultural	433	740	-	433	580	1	2
Commercial and industrial-owner occupied	4,429	5,383	115	4,984	6,697	28	44
Construction, acquisition and development	6,521	8,049	-	7,032	8,631	23	43
Commercial real estate	10,914	14,623	823	15,722	17,517	91	146
All other	182	325	-	184	210	3	4
Total	$ 30,128	$ 37,674	$ 1,371	$ 35,645	$ 41,233	$ 192	$ 325

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,314	$ 1,314	$ -	$ 2,578	$ 16
Real estate:
Consumer mortgages	5,744	6,591	-	8,943	54
Home equity	712	712	-	933	5
Agricultural	882	1,472	-	3,286	4
Commercial and industrial-owner occupied	9,938	12,681	-	8,150	76
Construction, acquisition and development	11,549	13,497	-	25,877	103
Commercial real estate	13,562	23,233	-	24,185	173
All other	263	405	-	655	6
Total	$ 43,964	$ 59,905	$ -	$ 74,607	$ 437

With an allowance:
Commercial and industrial	$ -	$ -	$ 305	$ 590	$ -
Real estate:
Consumer mortgages	662	662	309	3,417	31
Home equity	428	428	37	444	3
Agricultural	-	-	15	402	2
Commercial and industrial-owner occupied	1,807	1,807	739	4,735	54
Construction, acquisition and development	4,163	5,393	1,599	7,989	67
Commercial real estate	3,919	3,919	1,138	11,280	51
All other	-	-	4	-	-
Total	$ 10,979	$ 12,209	$ 4,146	$ 28,857	$ 208

Total:
Commercial and industrial	$ 1,314	$ 1,314	$ 305	$ 3,168	$ 16
Real estate:
Consumer mortgages	6,406	7,253	309	12,360	85
Home equity	1,140	1,140	37	1,377	8
Agricultural	882	1,472	15	3,688	6
Commercial and industrial-owner occupied	11,745	14,488	739	12,885	130
Construction, acquisition and development	15,712	18,890	1,599	33,866	170
Commercial real estate	17,481	27,152	1,138	35,465	224
All other	263	405	4	655	6
Total	$ 54,943	$ 72,114	$ 4,146	$ 103,464	$ 645

The following tables provide details regarding impaired loans and leases, net of unearned income, which include accruing TDRs, by segment and class as of and for the three months and six months ended June 30, 2014 and as of and for the year ended December 31, 2013:

	June 30, 2014
		Unpaid
	Recorded	Principal	Related	Average Recorded Investment		Interest Income Recognized
	Investment	Balance of	Allowance	Three months	Six months	Three months	Six months
	in Impaired	Impaired	for Credit	ended	ended	ended	ended
	Loans	Loans	Losses	June 30, 2014	June 30, 2014	June 30, 2014	June 30, 2014
	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,275	$ 1,275	$ -	$ 1,281	$ 1,291	$ 16	$ 27
Real estate:
Consumer mortgages	4,979	5,854	-	4,253	4,743	15	37
Home equity	216	216	-	217	218	1	3
Agricultural	433	740	-	433	499	1	2
Commercial and industrial-owner occupied	3,974	4,929	-	3,408	5,307	19	33
Construction, acquisition and development	6,521	8,049	-	6,831	7,849	23	43
Commercial real estate	6,378	10,006	-	7,237	10,849	47	81
All other	182	325	-	184	200	3	4
Total	$ 23,958	$ 31,394	$ -	$ 23,844	$ 30,956	$ 125	$ 230

With an allowance:
Commercial and industrial	$ 656	$ 1,076	$ 302	$ 1,236	$ 1,323	$ 15	$ 31
Real estate:
Consumer mortgages	2,350	2,576	437	4,567	4,244	38	67
Home equity	429	723	71	23	21	-	-
Agricultural	-	-	-	421	603	5	11
Commercial and industrial-owner occupied	4,238	5,388	240	7,904	7,874	72	142
Construction, acquisition and development	1,693	2,553	134	2,495	2,899	21	83
Commercial real estate	6,387	6,682	1,242	10,577	9,237	92	185
Credit card	1,228	1,228	29	1,335	1,434	134	143
All other	146	182	14	107	104	1	2
Total	$ 17,127	$ 20,408	$ 2,469	$ 28,665	$ 27,739	$ 378	$ 664

Total:
Commercial and industrial	$ 1,931	$ 2,351	$ 302	$ 2,517	$ 2,614	$ 31	$ 58
Real estate:
Consumer mortgages	7,329	8,430	437	8,820	8,987	53	104
Home equity	645	939	71	240	239	1	3
Agricultural	433	740	-	854	1,102	6	13
Commercial and industrial-owner occupied	8,212	10,317	240	11,312	13,181	91	175
Construction, acquisition and development	8,214	10,602	134	9,326	10,748	44	126
Commercial real estate	12,765	16,688	1,242	17,814	20,086	139	266
Credit card	1,228	1,228	29	1,335	1,434	134	143
All other	328	507	14	291	304	4	6
Total	$ 41,085	$ 51,802	$ 2,469	$ 52,509	$ 58,695	$ 503	$ 894

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,314	$ 1,314	$ -	$ 2,579	$ 16
Real estate:
Consumer mortgages	5,744	6,591	-	8,943	54
Home equity	712	712	-	933	5
Agricultural	882	1,472	-	3,286	4
Commercial and industrial-owner occupied	9,938	12,681	-	8,150	76
Construction, acquisition and development	11,549	13,497	-	25,877	103
Commercial real estate	13,562	23,233	-	24,185	173
All other	263	405	-	655	6
Total	$ 43,964	$ 59,905	$ -	$ 74,608	$ 437

With an allowance:
Commercial and industrial	$ 937	$ 937	$ 415	$ 975	$ 14
Real estate:
Consumer mortgages	4,151	4,378	771	6,921	164
Home equity	438	438	-	444	2
Agricultural	625	639	43	871	21
Commercial and industrial-owner occupied	9,590	9,997	1,371	11,895	350
Construction, acquisition and development	10,897	13,933	1,554	15,181	320
Commercial real estate	12,619	12,887	1,604	15,140	224
Credit cards	1,639	1,639	51	2,018	202
All other	1,307	1,310	198	646	24
Total	$ 42,203	$ 46,158	$ 6,007	$ 54,091	$ 1,321

Total:
Commercial and industrial	$ 2,251	$ 2,251	$ 415	$ 3,554	$ 30
Real estate:
Consumer mortgages	9,895	10,969	771	15,864	218
Home equity	1,150	1,150	-	1,377	7
Agricultural	1,507	2,111	43	4,157	25
Commercial and industrial-owner occupied	19,528	22,678	1,371	20,045	426
Construction, acquisition and development	22,446	27,430	1,554	41,058	423
Commercial real estate	26,181	36,120	1,604	39,325	397
Credit cards	1,639	1,639	51	2,018	202
All other	1,570	1,715	198	1,301	30
Total	$ 86,167	$ 106,063	$ 6,007	$ 128,699	$ 1,758

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables (“FASB ASC 310”), are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired exclusive of accruing TDRs at June 30, 2014 and December 31, 2013 was $30.1 million and $54.9 million, respectively.  At June 30, 2014 and December 31, 2013, $6.2 million and $11.0 million, respectively, of those impaired loans had a valuation allowance of $1.4 million and $4.1 million, respectively.  The remaining balance of impaired loans of $24.0 million and $44.0 million at June 30, 2014 and December 31, 2013, respectively, were charged down to fair value, less estimated selling costs which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as TDRs totaled $7.4 million and $19.1 million at June 30, 2014 and December 31, 2013, respectively.  The average recorded investment in impaired loans was $35.6 million and $41.2 million for the three months and six months ended June 30, 2014, respectively, and $103.5 million for the year ended December 31, 2013.

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

	June 30,		December 31,
	2014	2013	2013

	(In thousands)

Non-accrual loans and leases	$ 64,533	$ 149,542	$ 92,173
Loans and leases 90 days or more past due, still accruing	2,406	1,440	1,226
Restructured loans and leases still accruing	6,712	16,953	27,007
Total non-performing loans and leases	$ 73,651	$ 167,935	$ 120,406

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At June 30, 2014, the Company’s geographic NPL distribution was concentrated primarily in its Alabama, Mississippi and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	June 30,		December 31,
	2014	2013	2013

	(In thousands)
Commercial and industrial	$ 2,917	$ 6,225	$ 3,079
Real estate
Consumer mortgages	24,355	34,226	25,645
Home equity	2,116	3,862	3,695
Agricultural	595	5,007	1,260
Commercial and industrial-owner occupied	11,094	17,084	18,568
Construction, acquisition and development	9,202	39,315	17,567
Commercial real estate	13,406	40,940	20,972
Credit cards	132	398	119
All other	716	2,485	1,268
Total	$ 64,533	$ 149,542	$ 92,173

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  Other conditions that warrant a loan being considered a TDR include reductions in interest rates to below market rates due to bankruptcy plans or by the bank in an attempt to assist the borrower in working through liquidity problems.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as nonaccrual loans may generally be returned to accrual status in periods after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower in accordance with the terms of the restructured loan and the interest rate at the time of restructure was at or above market for a comparable loan.  During the second quarter of 2014, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

The following tables summarize the financial effect of TDRs recorded during the periods indicated:

	Three months ended June 30, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Real estate
Consumer mortgages	9	$ 573	$ 567
Agricultural	1	10	10
All other	5	109	108
Total	15	$ 692	$ 685

	Six months ended June 30, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial and industrial	5	$ 613	$ 613
Real estate
Consumer mortgages	19	3,196	2,665
Home equity	2	31	30
Agricultural	1	10	10
Commercial and industrial-owner occupied	7	1,997	1,704
Construction, acquisition and development	1	878	878
Commercial real estate	4	875	876
All other	11	160	159
Total	50	$ 7,760	$ 6,935

	Year ended December 31, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	3	$ 919	$ 919
Real estate
Consumer mortgages	23	1,843	1,840
Home equity	2	25	10
Commercial and industrial-owner occupied	8	3,821	3,815
Construction, acquisition and development	15	3,071	2,826
Commercial real estate	4	1,574	1,570
All other	5	1,160	1,160
Total	60	$ 12,413	$ 12,140

The tables below summarize TDRs within the previous 12 months for which there was a payment default during the period indicated (i.e., 30 days or more past due at any given time during the period indicated).

	Three months ended June 30, 2014
	Number of	Recorded
	Contracts	Investment

	(Dollars in thousands)
All other	1	$ 4
Total	1	$ 4

	Six months ended June 30, 2014
	Number of	Recorded
	Contracts	Investment

	(Dollars in thousands)
Real estate
Consumer mortgages	2	$ 81
Construction, acquisition and development	2	279
All other	1	4
Total	5	$ 364

	Year ended December 31, 2013
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	3	$ 129
Real estate
Consumer mortgages	9	823
Commercial and industrial-owner occupied	6	877
Construction, acquisition and development	3	1,874
Commercial real estate	4	3,625
All other	1	1
Total	26	$ 7,329

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Six months ended
	June 30, 2014
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 18,376	$ (1,061)	$ 1,435	$ 848	$ 19,598
Real estate
Consumer mortgages	39,525	(3,627)	1,494	(922)	36,470
Home equity	5,663	(756)	366	147	5,420
Agricultural	2,800	(714)	35	355	2,476
Commercial and industrial-owner occupied	17,059	(2,142)	436	2,274	17,627
Construction, acquisition and development	11,828	(1,707)	2,445	(2,157)	10,409
Commercial real estate	43,853	(1,262)	549	158	43,298
Credit cards	3,782	(1,167)	266	(331)	2,550
All other	10,350	(1,254)	560	(372)	9,284
Total	$ 153,236	$ (13,690)	$ 7,586	$ -	$ 147,132

	Year ended
	December 31, 2013
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period

	(In thousands)
Commercial and industrial	$ 23,286	$ (4,672)	$ 3,517	$ (3,755)	$ 18,376
Real estate
Consumer mortgages	35,966	(9,159)	5,067	7,651	39,525
Home equity	6,005	(1,469)	607	520	5,663
Agricultural	3,301	(736)	215	20	2,800
Commercial and industrial-owner occupied	20,178	(3,855)	2,724	(1,988)	17,059
Construction, acquisition and development	21,905	(6,745)	4,682	(8,014)	11,828
Commercial real estate	40,081	(10,341)	4,978	9,135	43,853
Credit cards	3,611	(2,316)	629	1,858	3,782
All other	10,133	(2,899)	1,043	2,073	10,350
Total	$ 164,466	$ (42,192)	$ 23,462	$ 7,500	$ 153,236

	Six months ended
	June 30, 2013
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 23,286	$ (2,946)	$ 1,336	$ 2,316	$ 23,992
Real estate
Consumer mortgages	35,966	(4,728)	1,816	2,179	35,233
Home equity	6,005	(803)	444	549	6,195
Agricultural	3,301	(329)	133	119	3,224
Commercial and industrial-owner occupied	20,178	(1,130)	1,693	(4)	20,737
Construction, acquisition and development	21,905	(3,234)	1,246	(298)	19,619
Commercial real estate	40,081	(6,861)	3,973	(701)	36,492
Credit cards	3,611	(1,007)	332	692	3,628
All other	10,133	(954)	600	2,148	11,927
Total	$ 164,466	$ (21,992)	$ 11,573	$ 7,000	$ 161,047

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated::

	June 30, 2014
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 1,446	$ 183	$ 19,415	$ 19,598
Real estate
Consumer mortgages	5,569	179	36,291	36,470
Home equity	634	71	5,349	5,420
Agricultural	433	-	2,476	2,476
Commercial and industrial-owner occupied	4,429	115	17,512	17,627
Construction, acquisition and development	6,521	-	10,409	10,409
Commercial real estate	10,914	823	42,475	43,298
Credit cards	-	-	2,550	2,550
All other	182	-	9,284	9,284
Total	$ 30,128	$ 1,371	$ 145,761	$ 147,132

	December 31, 2013
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 1,314	$ 305	$ 18,071	$ 18,376
Real estate
Consumer mortgages	6,406	309	39,216	39,525
Home equity	1,140	37	5,626	5,663
Agricultural	882	15	2,785	2,800
Commercial and industrial-owner occupied	11,745	739	16,320	17,059
Construction, acquisition and development	15,712	1,599	10,229	11,828
Commercial real estate	17,481	1,138	42,715	43,853
Credit cards	-	-	3,782	3,782
All other	263	4	10,346	10,350
Total	$ 54,943	$ 4,146	$ 149,090	$ 153,236

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.  As a result of the Company individually evaluating loans of $500,000 or more that are 60 or more days past due for impairment, further review of remaining loans collectively, as well as the corresponding potential allowance, would be immaterial in the opinion of management.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in OREO for the periods indicated:

	Six months ended		Year ended
	June 30,		December 31,
	2014	2013	2013

	(In thousands)
Balance at beginning of period	$ 69,338	$ 103,248	$ 103,248
Additions to foreclosed properties
New foreclosed properties	8,999	11,861	29,265
Reductions in foreclosed properties
Sales	(19,036)	(23,452)	(57,057)
Writedowns	(4,048)	(3,219)	(6,118)
Balance at end of period	$ 55,253	$ 88,438	$ 69,338

The following tables present the OREO by geographical location, segment and class as of the dates indicated:

	June 30, 2014
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total

	(In thousands)
Commercial and industrial	$ 84	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 84
Real estate
Consumer mortgages	979	223	1,999	29	34	83	5	-	3,352
Home equity	-	-	370	-	-	-	-	-	370
Agricultural	-	-	216	-	462	-	-	-	678
Commercial and industrial-owner occupied	-	33	2,543	-	824	-	60	-	3,460
Construction, acquisition and development	11,084	91	10,286	794	17,739	3,283	239	-	43,516
Commercial real estate	352	288	1,893	-	980	-	-	-	3,513
All other	-	-	148	-	-	38	94	-	280
Total	$ 12,499	$ 635	$ 17,455	$ 823	$ 20,039	$ 3,404	$ 398	$ -	$ 55,253
* Excludes the Greater Memphis Area.

	December 31, 2013
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$ 223	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 223
Real estate
Consumer mortgages	1,613	309	1,532	33	132	210	-	108	3,937
Home equity	442	-	-	-	-	-	-	-	442
Agricultural	907	-	216	-	1,084	930	-	-	3,137
Commercial and industrial-owner occupied	33	32	1,002	-	449	25	105	-	1,646
Construction, acquisition and development	15,667	631	11,631	1,059	22,696	5,174	257	158	57,273
Commercial real estate	353	316	569	-	980	-	140	-	2,358
All other	84	1	82	-	28	-	94	33	322
Total	$ 19,322	$ 1,289	$ 15,032	$ 1,092	$ 25,369	$ 6,339	$ 596	$ 299	$ 69,338
* Excludes the Greater Memphis Area.

	June 30, 2013
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$ 242	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 242
Real estate
Consumer mortgages	1,072	799	2,205	-	776	185	461	103	5,601
Home equity	-	-	166	-	-	169	-	-	335
Agricultural	875	-	-	-	1,112	2,215	-	-	4,202
Commercial and industrial-owner occupied	238	110	826	-	1,845	-	242	-	3,261
Construction, acquisition and development	13,147	1,238	12,773	157	33,456	7,839	78	234	68,922
Commercial real estate	358	314	128	2,475	1,648	145	135	-	5,203
All other	-	10	307	94	125	13	91	32	672
Total	$ 15,932	$ 2,471	$ 16,405	$ 2,726	$ 38,962	$ 10,566	$ 1,007	$ 369	$ 88,438
* Excludes the Greater Memphis Area.

The Company incurred total foreclosed property expenses of $4.2 million and $3.2 million for the three months ended June 30, 2014 and 2013, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $3.2 million and $2.0 million for the three months ended June 30, 2014 and 2013, respectively.   The Company incurred total foreclosed property expenses of $6.8 million and $5.6 million for the six months ended June 30, 2014 and 2013, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $5.6 million and $3.2 million for the six months ended June 30, 2014 and 2013, respectively.

NOTE 5 – SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of June 30,  2014 and 2013, respectively and December 31, 2013 follows:

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,328,852	$ 6,995	$ 2,479	$ 1,333,368
Government agency issued residential
mortgage-backed securities	225,960	4,157	703	229,414
Government agency issued commercial
mortgage-backed securities	240,693	2,225	5,597	237,321
Obligations of states and political subdivisions	497,547	23,656	306	520,897
Other	10,056	1,136	-	11,192
Total	$ 2,303,108	$ 38,169	$ 9,085	$ 2,332,192

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,455,417	$ 9,065	$ 6,133	$ 1,458,349
Government agency issued residential
mortgage-backed securities	249,682	3,118	2,566	250,234
Government agency issued commercial
mortgage-backed securities	239,313	1,773	10,174	230,912
Obligations of states and political subdivisions	509,255	12,883	2,733	519,405
Other	6,941	1,148	-	8,089
Total	$ 2,460,608	$ 27,987	$ 21,606	$ 2,466,989

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,575,837	$ 13,082	$ 7,349	$ 1,581,570
Government agency issued residential
mortgage-backed securities	288,345	5,584	1,342	292,586
Government agency issued commercial
mortgage-backed securities	237,961	2,153	12,733	227,381
Obligations of states and political subdivisions	520,067	17,245	1,975	535,337
Other	7,064	1,001	-	8,065
Total	$ 2,629,274	$ 39,065	$ 23,399	$ 2,644,939

Gross gains of approximately $9,000 and gross losses of approximately $8,000 were recognized on available-for-sale securities during the first six months of 2014, while gross gains of approximately $36,000 and gross losses of approximately $14,000 were recognized during the first six months of 2013.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2014 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	June 30, 2014
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

	(Dollars in thousands)
Maturing in one year or less	$ 366,237	$ 368,148	1.43%
Maturing after one year through five years	1,101,734	1,107,122	1.26
Maturing after five years through ten years	183,070	191,868	5.67
Maturing after ten years	185,414	198,319	5.89
Mortgage-backed securities	466,653	466,735	2.10
Total	$ 2,303,108	$ 2,332,192

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 79,262	$ 88	$ 360,808	$ 2,391	$ 440,070	$ 2,479
Government agency issued residential
mortgage-backed securities	23,574	89	28,750	614	52,324	703
Government agency issued commercial
mortgage-backed securities	978	1	203,253	5,596	204,231	5,597
Obligations of states and
political subdivisions	10,671	42	18,523	264	29,194	306
Total	$ 114,485	$ 220	$ 611,334	$ 8,865	$ 725,819	$ 9,085

	December 31, 2013
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 533,326	$ 6,133	$ -	$ -	$ 533,326	$ 6,133
Government agency issued residential
mortgage-backed securities	106,179	2,418	4,407	148	110,586	2,566
Government agency issued commercial
mortgage-backed securities	176,253	8,578	27,225	1,596	203,478	10,174
Obligations of states and
political subdivisions	97,543	2,555	3,663	178	101,206	2,733
Total	$ 913,301	$ 19,684	$ 35,295	$ 1,922	$ 948,596	$ 21,606

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during the first six months of 2014.

NOTE 6 – PER SHARE DATA

Basic earnings per share (“EPS”) are calculated using the two-class method.  The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic EPS.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase approximately 414,000 and approximately 69,000 shares of Company common stock with a weighted average exercise price of $24.32 and $24.89 per share for the three months and six months ended June 30, 2014, respectively, were excluded from diluted shares.  Antidilutive other equity awards of approximately 10,000 and 5,000 shares of Company common stock for both the three months and six months ended June 30, 2014, respectively, were also excluded from diluted shares.  Weighted-average antidilutive stock options to purchase 1.7 million and 1.9 million shares of Company common stock with a weighted average exercise price of $23.41 and $23.39 per share for the three months and six months ended June 30, 2013, respectively, were excluded from diluted shares. Antidilutive other equity awards of approximately 4,000 and 2,000 shares of Company common stock for both the three months and six months ended June 30, 2013, respectively, were excluded from diluted shares.  The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended June 30,
	2014			2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 30,868	96,034	$ 0.32	$ 20,755	95,177	$ 0.22
Effect of dilutive share-
based awards	-	339		-	229

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 30,868	96,373	$ 0.32	$ 20,755	95,406	$ 0.22

	Six months ended June 30,
	2014			2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 59,312	95,832	$ 0.62	$ 41,560	94,886	$ 0.44
Effect of dilutive share-
based awards	-	331		-	195

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 59,312	96,163	$ 0.62	$ 41,560	95,081	$ 0.44

NOTE 7 – COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) and the related tax effects allocated to each component for the periods indicated:

	Three months ended June 30,
	2014			2013
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized gains (losses) on available-for-	(In thousands)
sale securities:
Unrealized gains (losses) arising during
holding period	$ 10,643	$ (4,076)	$ 6,567	$ (43,810)	$ 16,773	$ (27,037)
Reclassification adjustment for
net gains realized in net income (1)	(5)	2	(3)	(3)	1	(2)
Recognized employee benefit plan
net periodic benefit cost (2)	738	(282)	456	1,337	(511)	826
Other comprehensive income (loss)	$ 11,376	$ (4,356)	$ 7,020	$ (42,476)	$ 16,263	$ (26,213)
Net income			30,868			20,755
Comprehensive income (loss)			$ 37,888			$ (5,458)

	Six months ended June 30,
	2014			2013
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized gains (losses) on available-for-	(In thousands)
sale securities:
Unrealized gains (losses) arising
during holding period	$ 22,705	$ (8,697)	$ 14,008	$ (52,381)	$ 20,056	$ (32,325)
Reclassification adjustment for
net gains realized in net income (1)	(1)	-	(1)	(22)	8	(14)
Recognized employee benefit plan
net periodic benefit cost (2)	1,476	(564)	912	2,674	(1,022)	1,652
Other comprehensive income (loss)	$ 24,180	$ (9,261)	$ 14,919	$ (49,729)	$ 19,042	$ (30,687)
Net income			59,312			41,560
Comprehensive income			$ 74,231			$ 10,873

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

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the six months ended June 30, 2014 were as follows:

	Community	Insurance
	Banking	Agencies	Total

(In thousands)
Balance as of December 31, 2013	$ 217,618	$ 69,182	$ 286,800
Goodwill recorded during the period	-	4,698	4,698
Balance as of June 30, 2014	$ 217,618	$ 73,880	$ 291,498

The goodwill recorded in the Company’s Insurance Agencies reporting segment during the first six months of 2014 was related to an insurance agency acquired during the second quarter of 2014.

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first six months of 2014 that indicated the necessity of an earlier goodwill impairment assessment.

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

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	June 30, 2014		December 31, 2013
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:	(In thousands)
Core deposit intangibles	$ 27,801	$ 22,523	$ 27,801	$ 22,256
Customer relationship intangibles	49,639	30,068	46,967	28,329
Non-solicitation intangibles	1,650	442	1,450	242
Total	$ 79,090	$ 53,033	$ 76,218	$ 50,827

Unamortized intangible assets:
Trade names	$ 688	$ -	$ 688	$ -

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$ 130	$ 144	$ 267	$ 301
Customer relationship intangibles	905	540	1,739	1,089
Non-solicitation intangibles	113	38	200	75
Total	$ 1,148	$ 722	$ 2,206	$ 1,465

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2014 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total

Estimated Amortization Expense:	(In thousands)
For year ending December 31, 2014	$ 526	$ 3,492	$ 425	$ 4,443
For year ending December 31, 2015	487	3,134	375	3,996
For year ending December 31, 2016	451	2,673	225	3,349
For year ending December 31, 2017	419	2,380	200	2,999
For year ending December 31, 2018	390	2,009	183	2,582

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

	(In thousands)
Service cost	$ 2,234	$ 2,684	$ 4,468	$ 5,368
Interest cost	2,339	2,053	4,678	4,106
Expected return on assets	(2,634)	(2,743)	(5,268)	(5,486)
Amortization of unrecognized transition amount	5	5	10	10
Recognized prior service cost	(192)	(192)	(384)	(384)
Recognized net loss	926	1,524	1,852	3,048
Net periodic benefit costs	$ 2,678	$ 3,331	$ 5,356	$ 6,662

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

Results of operations and selected financial information by operating segment for the three-month and six-month periods ended June 30, 2014 and 2013 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended June 30, 2014:
Results of Operations
Net interest revenue	$ 94,582	$ 30	$ 8,469	$ 103,081
Provision for credit losses	(548)	-	548	-
Net interest revenue after provision for credit losses	95,130	30	7,921	103,081
Noninterest revenue	24,010	28,872	16,956	69,838
Noninterest expense	80,201	24,371	23,382	127,954
Income before income taxes	38,939	4,531	1,495	44,965
Income tax expense (benefit)	12,697	1,807	(407)	14,097
Net income	$ 26,242	$ 2,724	$ 1,902	$ 30,868
Selected Financial Information
Total assets at end of period	$ 9,565,492	$ 205,756	$ 3,214,639	$ 12,985,887
Depreciation and amortization	6,456	1,346	$ 342	8,144

Three months ended June 30, 2013:
Results of Operations
Net interest revenue	$ 92,725	$ 40	$ 5,448	$ 98,213
Provision for credit losses	2,139	-	861	3,000
Net interest revenue after provision for credit losses	90,586	40	4,587	95,213
Noninterest revenue	26,720	25,793	23,596	76,109
Noninterest expense	76,557	21,991	43,703	142,251
Income (loss) before income taxes	40,749	3,842	(15,520)	29,071
Income tax expense (benefit)	13,447	1,542	(6,673)	8,316
Net income (loss)	$ 27,302	$ 2,300	$ (8,847)	$ 20,755
Selected Financial Information
Total assets at end of period	$ 9,928,278	$ 194,050	$ 3,095,377	$ 13,217,705
Depreciation and amortization	5,726	884	717	7,327

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total

	(In thousands)
Six months ended June 30, 2014
Results of Operations
Net interest revenue	$ 187,897	$ 58	$ 16,649	$ 204,604
Provision for credit losses	476	-	(476)	0
Net interest revenue after provision for credit losses	187,421	58	17,125	204,604
Noninterest revenue	47,936	60,493	27,926	136,355
Noninterest expense	161,974	48,686	44,001	254,661
Income before income taxes	73,383	11,865	1,050	86,298
Income tax expense (benefit)	23,770	4,725	(1,509)	26,986
Net income	$ 49,613	$ 7,140	$ 2,559	$ 59,312
Selected Financial Information
Total assets at end of period	$ 9,565,492	$ 205,756	$ 3,214,639	$ 12,985,887
Depreciation and amortization	12,038	2,623	1,114	15,775

Six months ended June 30, 2013
Results of Operations
Net interest revenue	$ 184,969	$ 90	$ 11,232	$ 196,291
Provision for credit losses	6,240	-	760	7,000
Net interest revenue after provision for credit losses	178,729	90	10,472	189,291
Noninterest revenue	53,227	52,323	41,877	147,427
Noninterest expense	167,762	43,398	66,462	277,622
Income (loss) before income taxes	64,194	9,015	(14,113)	59,096
Income tax expense (benefit)	21,197	3,619	(7,280)	17,536
Net income (loss)	$ 42,997	$ 5,396	$ (6,833)	$ 41,560
Selected Financial Information
Total assets at end of period	$ 9,928,278	$ 194,050	$ 3,095,377	$ 13,217,705
Depreciation and amortization	11,516	1,778	1,487	14,781

The increase in income for the General, Corporate and Other division for the three-months and six-months ended June 30, 2014 compared to the same periods in 2013 is mainly due to the voluntary early retirement expense of $10.9 million pre-tax that was recorded during the second quarter of 2013 with no similar expenses recorded during the second quarter of 2014.

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

	June 30,		December 31,
	2014	2013	2013

	(Dollars in thousands)
Unpaid principal balance	$ 5,630,192	$ 5,393,580	$ 5,577,325
Weighted-average prepayment speed (CPR)	11.3	12.4	10.3
Discount rate (annual percentage)	10.3	10.8	10.3
Weighted-average coupon interest rate (percentage)	4.1	4.2	4.2
Weighted-average remaining maturity (months)	312.0	307.0	310.0
Weighted-average servicing fee (basis points)	26.6	26.7	26.6

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

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2014	2013

	(In thousands)
Fair value as of January 1	$ 54,662	$ 37,882
Additions:
Origination of servicing assets	4,025	8,280
Changes in fair value:
Due to payoffs/paydowns	(2,754)	(3,444)
Due to change in valuation inputs or assumptions
used in the valuation model	(3,658)	6,289
Other changes in fair value	(3)	(6)
Fair value as of June 30	$ 52,272	$ 49,001

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $3.8 million and $3.6 million and late and other ancillary fees of approximately $306,000 and $310,000 for the three months ended June 30, 2014 and 2013, respectively.  The Company recorded contractual servicing fees of $7.5 million and $7.1 million and late and other ancillary fees of approximately $640,000 and $670,000 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS AND OFFSETTING ASSETS AND LIABILITIES

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At June 30, 2014, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $151.3 million with a carrying value and fair value reflecting a loss of $1.0 million.  At June 30, 2013, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $298.6 million with a carrying value and fair value reflecting a gain of $7.0 million.  At June 30, 2014, the notional amount of commitments to fund individual fixed-rate mortgage loans was $114.2 million with a carrying value and fair value reflecting a gain of $3.5 million.  At June 30, 2013, the notional amount of commitments to fund individual fixed-rate mortgage loans was $173.7 million with a carrying value and fair value reflecting a gain of approximately $292,000.

The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of June 30, 2014, the notional amount of customer related derivative financial instruments was $352.7 million with an average maturity of 53 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.  As of June 30, 2013, the notional amount of customer related derivative financial instruments was $465.0 million with an average maturity of 57 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.

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

The following tables present components of financial instruments eligible for offsetting for the periods indicated:

	June 30, 2014
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 3,607	$ -	$ 3,607	$ -	$ -	$ 3,607
Loan/lease interest rate swaps	26,434	-	26,434	-	-	26,434
Total financial assets	$ 30,041	$ -	$ 30,041	$ -	$ -	$ 30,041

Financial liabilities:
Derivatives:
Forward commitments	$ 1,159	$ -	$ 1,159	$ -	$ -	$ 1,159
Loan/lease interest rate swaps	26,434	-	26,434	-	(26,434)	-
Repurchase arrangements	394,446	-	394,446	(394,446)	-	-
Total financial liabilities	$ 422,039	$ -	$ 422,039	$ (394,446)	$ (26,434)	$ 1,159

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

Derivative instruments.  The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  Fair value of these derivative instruments is measured on a recurring basis using recent observable market prices.  The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates ranging from 1.50% to 3.65%.  The Company also considers the associated counterparty credit risk when determining the fair value of these instruments.  The Company’s interest rate swaps, commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.

Loans held for sale.    In the second quarter of 2014 the Company elected to carry Loans held for sale at fair value.  The fair value of loans held for sale is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics.  Therefore, loans held for sale are subjected to recurring fair value adjustments and are classified as Level 2.  The Company obtains quotes, bids or pricing indications on all or part of these loans directly from the buyers.  Premiums and discounts received or to be received on the quotes, bids or pricing indications are indicative of the fact that the cost is lower or higher than fair value.  Loans held for sale prior to the second quarter of 2014 were carried at the lower of cost or estimated fair value and were subject to nonrecurring fair value adjustments.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and 2013:

	June 30, 2014
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,333,368	$ -	$ 1,333,368
Government agency issued residential
mortgage-backed securities	-	229,414	-	229,414
Government agency issued commercial
mortgage-backed securities	-	237,321	-	237,321
Obligations of states and
political subdivisions	-	520,897	-	520,897
Other	1,090	10,102	-	11,192
Mortgage servicing rights	-	-	52,272	52,272
Derivative instruments	-	-	29,625	29,625
Loans held for sale	-	105,643	-	105,643
Total	$ 1,090	$ 2,436,745	$ 81,897	$ 2,519,732
Liabilities:
Derivative instruments	$ -	$ -	$ 27,593	$ 27,593

	June 30, 2013
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,581,570	$ -	$ 1,581,570
Government agency issued residential
mortgage-backed securities	-	292,586	-	292,586
Government agency issued commercial
mortgage-backed securities	-	227,381	-	227,381
Obligations of states and
political subdivisions	-	535,337	-	535,337
Other	955	7,110	-	8,065
Mortgage servicing rights	-	-	49,001	49,001
Derivative instruments	-	-	43,337	43,337
Total	$ 955	$ 2,643,984	$ 92,338	$ 2,737,277
Liabilities:
Derivative instruments	$ -	$ -	$ 36,474	$ 36,474

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six-month periods ended June 30, 2014 and 2013:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities

(In thousands)
Balance at December 31, 2013	$ 54,662	$ 878	$ -
Year to date net gains included in:
Net (loss) gain	(6,415)	1,154	-
Other comprehensive income	-	-	-
Additions	4,025	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at June 30, 2014	$ 52,272	$ 2,032	$ -
Net unrealized (losses) gains included in net income for the
quarter relating to assets and liabilities held at June 30, 2014	$ (2,111)	$ 1,417	$ -

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities

(In thousands)
Balance at December 31, 2012	$ 37,882	$ 2,911	$ -
Year to date net gains (losses) included in:
Net loss	2,839	3,952	-
Other comprehensive income	-	-	-
Additions	8,280	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at June 30, 2013	$ 49,001	$ 6,863	$ -
Net unrealized gains (losses) included in net income for the
quarter relating to assets and liabilities held at June 30, 2013	$ 5,252	$ 4,722	$ -

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2014 and 2013:

	June 30, 2014
					Total
	Level 1	Level 2	Level 3	Total	Losses

Assets:	(In thousands)
Impaired loans	-	-	30,128	30,128	(1,371)
Other real estate owned	-	-	55,253	55,253	(17,357)

	June 30, 2013
					Total
	Level 1	Level 2	Level 3	Total	Losses

Assets:	(In thousands)
Loans held for sale	$ -	$ 111,574	$ -	$ 111,574	$ -
Impaired loans	-	-	105,492	105,492	(7,965)
Other real estate owned	-	-	88,438	88,438	(24,073)

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

Lending Commitments.  The Company’s lending commitments are negotiated at prevailing market rates and are relatively short-term in nature.  As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time.  Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements.  The Company’s lending commitments are classified as Level 2.    The Company’s off-balance sheet commitments including letters of credit, which totaled $100.6 million at June 30, 2014, are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The following table presents carrying and fair value information of financial instruments at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:	(In thousands)
Cash and due from banks	$ 201,196	$ 201,196	$ 208,961	$ 208,961
Interest bearing deposits with other banks	44,949	44,949	319,462	319,462
Available-for-sale securities	2,332,192	2,332,192	2,466,989	2,466,989
Net loans and leases	9,164,529	9,527,050	8,804,779	9,059,171
Loans held for sale	105,643	105,643	69,593	70,063

Liabilities:
Noninterest bearing deposits	2,718,242	2,718,242	2,644,592	2,644,592
Savings and interest bearing deposits	5,810,963	5,810,963	5,816,580	5,816,580
Other time deposits	2,141,209	2,157,507	2,312,664	2,332,380
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	396,446	396,444	421,028	414,238
Long-term debt and other borrowings	107,066	110,125	113,201	112,721

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	(1,020)	(1,020)	654	654
Commitments to fund fixed rate
mortgage loans	3,468	3,468	567	567
Interest rate swap position to receive	26,018	26,018	28,907	28,907
Interest rate swap position to pay	(26,434)	(26,434)	(29,249)	(29,249)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months and six months ended June 30, 2014 and 2013:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

	(In thousands)
Bank-owned life insurance	1,885	2,008	3,733	3,895
Other miscellaneous income	3,406	3,394	6,791	7,677
Total other noninterest income	$ 5,291	$ 5,402	$ 10,524	$ 11,572

The following table details other noninterest expense for the three months and six months ended June 30, 2014 and 2013:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

	(In thousands)
Advertising	$ 1,331	$ 1,169	$ 1,963	$ 1,912
Foreclosed property expense	4,202	3,245	6,757	5,599
Telecommunications	2,258	2,184	4,506	4,283
Public relations	857	1,175	1,679	2,180
Data processing	2,863	2,783	5,604	5,251
Computer software	2,851	2,146	5,274	4,109
Amortization of intangibles	1,148	722	2,206	1,465
Legal fees	3,002	3,896	4,880	13,262
Merger expense	1,009	-	1,569	-
Postage and shipping	1,116	1,074	2,403	2,209
Other miscellaneous expense	16,115	16,584	31,337	32,638
Total other noninterest expense	$ 36,752	$ 34,978	$ 68,178	$ 72,908

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $11.2 million accrued as of June 30, 2014 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results.  The plaintiff is seeking to recover alleged damages to the Company in an unspecified amount,  equitable and/or injunctive relief, and attorney’s fees.  A motion to dismiss filed by the defendants is pending decision by the Court.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

On July 31, 2014, a law firm announced that it had filed a purported class-action lawsuit against the Company and its Chief Executive Officer and Chief Financial Officer in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  As of the filing date of this Form 10-Q, the Company has not been served with process as to the lawsuit.  The filing alleges that the defendants made materially false and misleading statements regarding the Company’s procedures, systems and process related to certain of its compliance programs.  With no service of process and the July 31, 2014 filing date, the Company lacks sufficient information as to the subject suit, therefore cannot determine the probability of any unfavorable outcome, if any, to the Company at this time.

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

The Company had long-term borrowings from U.S. Bank totaling $52.3 million at June 30, 2014 and $48.2 million at December 31, 2013.  The Company also had long-term borrowings from FHLB of $31.5 million at June 30, 2014 and $33.5 million at December 31, 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based upon historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by their reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “foresee,” “intend,” “may,” “might,” “plan,” “will,” or “would” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the terms, timing and closings of the proposed mergers with Ouachita Bancshares Corp. and Central Community Corporation, the ongoing discussions regarding, and the Company’s possible entry into, the consent order proposed by the FDIC and any remedial measures and related requirements that may arise therfrom, the Company’s undertaking and performance of the necessary actions to remediate and fully resolve those concerns regarding the Company’s procedures, systems and processes related to certain of its compliance programs, including its Bank Secrecy Act and anti-money-laundering programs, that have been identified by its federal bank regulators, the findings and results of the investigation by the CFPB of the Company’s fair lending practices, the acceptance by customers of Ouachita Bancshares Corp. and Central Community Corporation of the Company’s products and services if the proposed mergers close, the outcome of any instituted, pending or threatened material litigation, amortization expense for intangible assets, goodwill impairments, loan impairment, utilization of appraisals and inspections for real estate loans, maturity, renewal or extension of construction, acquisition and development loans, net interest revenue, fair value determinations, the amount of the Company’s non-performing loans and leases, additions to OREO, credit quality, credit losses, liquidity, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, continued weakness in the economic environment, early identification and resolution of credit issues, utilization of non-GAAP financial measures, the ability of the Company to collect all amounts due according to the contractual terms of loan agreements, the Company’s reserve for losses from representation and warranty obligations,  the Company’s foreclosure process related to mortgage loans, the resolution of non-performing loans that are collaterally dependent, real estate values, fully-indexed interest rates, interest rate risk, interest rate sensitivity, calculation of economic value of equity, impaired loan charge-offs, troubled debt restructurings, diversification of the Company’s revenue stream, liquidity needs and strategies, sources of funding, net interest margin, declaration and payment of dividends, cost saving initiatives, improvement in the Company’s efficiencies, operating expense trends, future acquisitions and consideration to be used therefore, the impact of litigation regarding debit card fees and the impact of certain claims and ongoing, pending or threatened litigation, administrative and investigatory matters.  The Company cautions readers not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors may include, but are not limited to, the ability of the Company to resolve to the satisfaction of its federal bank regulators those identified concerns regarding the Company’s procedures, systems and processes related to certain of its compliance programs, including its Bank Secrecy Act and anti-money laundering programs, the Company’s ability to comply with the consent order proposed by the FDIC if the Company enters into such consent order, the findings and results of the Consumer Financial Protection Bureau in its review of the Company’s fair lending practices, the ability of the Company, Ouachita Bancshares Corp. and Central Community Corporation

to obtain regulatory approval of and close the proposed mergers, the potential impact upon the Company of the delay in the closings, if any, of these proposed mergers, conditions in the financial markets and economic conditions generally, the adequacy of the Company’s provision and allowance for credit losses to cover actual credit losses, the credit risk associated with real estate construction, acquisition and development loans, losses resulting from the significant amount of the Company’s other real estate owned, limitations on the Company’s ability to declare and pay dividends, the impact of legal, administrative and investigatory matters and proceedings, the availability of capital on favorable terms if and when needed, liquidity risk, governmental regulation, including the Dodd Frank Act,  and supervision of the Company’s operations, the short-term and long-term impact of changes to banking capital standards on the Company’s regulatory capital and liquidity, the impact of regulations on service charges on the Company’s core deposit accounts, the susceptibility of the Company’s business to local economic and environmental conditions, the soundness of other financial institutions, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, volatility in capital and credit markets, reputational risk, the impact of hurricanes or other adverse weather events, any requirement that the Company write down goodwill or other intangible assets, diversification in the types of financial services the Company offers, the Company’s ability to adapt its products and services to evolving industry standards and consumer preferences, competition with other financial services companies, risks in connection with completed or potential acquisitions, the Company’s growth strategy, interruptions or breaches in the Company’s information system security, the failure of certain third party vendors to perform, unfavorable ratings by rating agencies, dilution caused by the Company’s issuance of any additional shares of its common stock to raise capital or acquire other banks, bank holding companies, financial holding companies and insurance agencies, other factors generally understood to affect the assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations of financial services companies and other factors detailed from time to time in the Company’s press releases, reports and other filings with the Securities and Exchange Commission.  Forward-looking statements speak only as of the date that they were made, and, except as required by law, the Company does not undertake any obligation to update or revise forward-looking statements to reflect events or circumstances that occur after the date of this report.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.0 billion in assets at June 30, 2014.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, please refer to the unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2014 and 2013 and as of December 31, 2013 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on such reported financial information.

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, during recent years, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry.  The Company was not immune to such pressures and the economic downturn had a negative impact on the Company and its customers in all of the markets that it serves.  While this impact was reflected in the credit quality measures during 2010 and 2011, the Company’s financial condition improved during 2012 and 2013 and is continuing to improve during the first six months of 2014 as reflected by decreases in the allowance for credit losses, gross charge-offs, total NPLs and total non-performing assets (“NPAs”), when compared to prior periods.

Management believes that the Company is better positioned with respect to overall credit quality as evidenced by the continued improvement in credit quality metrics especially when comparing June 30, 2014 to December 31, 2013 and June 30, 2013.  Management believes, however, that future weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.

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

The Company’s debit card revenue remained relatively stable for the comparable three-month period ended June 30, 2014 and 2013.  During 2012, the Company’s debit card revenue decreased as a result of the Durbin Amendment.  The Federal Reserve’s final rule implementing the Durbin Amendment was challenged in court, with a lower court ruling adverse to the Federal Reserve’s implementation of the final rule being reversed on appeal.  The effect of subsequent rule changes, if any by the Federal Reserve are uncertain, but could impact the Company’s debit card revenue in future reporting periods.

The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations:

SELECTED FINANCIAL DATA

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

	(Dollars in thousands, except per share data)

Earnings Summary:
Total interest revenue	$ 111,499	$ 112,009	$ 222,098	$ 225,036
Total interest expense	8,418	13,796	17,494	28,745
Net interest income	103,081	98,213	204,604	196,291
Provision for credit losses	-	3,000	-	7,000
Noninterest income	69,838	76,109	136,355	147,427
Noninterest expense	127,954	142,251	254,661	277,622
Income before income taxes	44,965	29,071	86,298	59,096
Income tax expense	14,097	8,316	26,986	17,536
Net income	$ 30,868	$ 20,755	$ 59,312	$ 41,560

Balance Sheet - Period-end balances:
Total assets	$ 12,985,887	$ 13,217,705	$ 12,985,887	$ 13,217,705
Total securities	2,332,192	2,644,939	2,332,192	2,644,939
Loans and leases, net of unearned income	9,311,661	8,678,714	9,311,661	8,678,714
Total deposits	10,670,414	10,961,618	10,670,414	10,961,618
Long-term debt	83,835	33,500	83,835	33,500
Total shareholders' equity	1,588,850	1,459,793	1,588,850	1,459,793

Balance Sheet-Average Balances:
Total assets	$ 12,933,879	$ 13,146,040	$ 13,010,080	$ 13,195,345
Total securities	2,394,045	2,616,274	2,422,951	2,568,609
Loans and leases, net of unearned income	9,232,743	8,588,673	9,128,031	8,584,524
Total deposits	10,650,077	10,938,489	10,737,208	11,014,317
Long-term debt	83,967	33,500	85,857	33,500
Total shareholders' equity	1,574,588	1,475,211	1,556,344	1,468,712

Common Share Data:
Basic earnings per share	$ 0.32	$ 0.22	$ 0.62	$ 0.44
Diluted earnings per share	0.32	0.22	0.62	0.44
Cash dividends per share	0.05	0.01	0.10	0.02
Book value per share	16.54	15.34	16.54	15.34
Tangible book value per share	13.23	12.28	13.23	12.28
Dividend payout ratio	15.56%	4.59%	16.13%	4.59%

Financial Ratios (Annualized):
Return on average assets	0.96%	0.63%	0.92%	0.64%
Return on average shareholders' equity	7.86	5.64	7.69	5.71
Total shareholders' equity to total assets	12.24	11.04	12.24	11.04
Tangible shareholders' equity to tangible assets	10.03	9.04	10.03	9.04
Net interest margin-fully taxable equivalent	3.59	3.36	3.57	3.37

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	0.11%	0.21%	0.13%	0.24%
Provision for credit losses to average loans and leases	-	0.14	-	0.16
Allowance for credit losses to net loans and leases	1.58	1.86	1.58	1.86
Allowance for credit losses to NPLs	199.77	95.90	199.77	95.90
Allowance for credit losses to NPAs	114.14	62.82	114.14	62.82
NPLs to net loans and leases	0.79	1.94	0.79	1.94
NPAs to net loans and leases	1.38	2.95	1.38	2.95

Captial Adequacy:
Tier 1 capital	13.09%	14.21%	13.09%	14.21%
Total capital	14.35	15.47	14.35	15.47
Tier 1 leverage capital	10.33	10.58	10.33	10.58

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

	June 30,
	2014	2013

	(Dollars in thousands, except per share data)
Tangible Assets:
Total assets	$ 12,985,887	$ 13,217,705
Less: Goodwill	291,498	275,173
Other identifiable intangible assets	26,745	15,865
Total tangible assets	$ 12,667,644	$ 12,926,667

Tangible Shareholders' Equity:
Total shareholders' equity	$ 1,588,850	$ 1,459,793
Less: Goodwill	291,498	275,173
Other identifiable intangible assets	26,745	15,865
Total tangible shareholders' equity	$ 1,270,607	$ 1,168,755

Total common shares outstanding	96,046,057	95,190,797

Tangible shareholders' equity to tangible assets	10.03%	9.04%

Tangible book value per share	$ 13.23	$ 12.28

FINANCIAL HIGHLIGHTS

The Company reported net income of $30.9 million for the second quarter of 2014, compared to net income of $20.8 million for the same quarter of 2013.  For the first six months of 2014, the Company reported net income $59.3 million compared to net income of $41.6 million for the first six months of 2013.  A factor contributing to the increase in net income for the three months and six months ended June 30, 2014 was the increase in net interest income, as net interest revenue was $103.1 million for the second quarter of 2014, compared to $98.2 million for the second quarter of 2013.  The increase in net interest revenue is a result of a larger decrease in interest expense associated with interest-bearing liabilities than the decrease in interest revenue associated with interest-earning assets.  The increase in net interest revenue was also a result of the decrease in the provision for credit losses, as no provision was recorded in the second quarter and first six months of 2014, compared to a provision of $3.0 million and $7.0 million for the second quarter and first six months of 2013.  The decrease in the provision for credit losses reflected the impact of a decrease in NPL formation during the first six months of 2014, as NPLs decreased from $120.4 million at December 31, 2013 to $73.7 million at June 30, 2014.  Net charge-offs decreased to $2.6 million, or 0.11% of average loans and leases, during the second quarter of 2014, compared to $4.6 million, or 0.21% of average loans and leases, during the second quarter of 2013 and decreased to $6.1 million, or 0.13% of average loans and leases, during the first six months of 2014, compared to $10.4 million, or 0.24% of average loans and leases, during the first six months of 2013.

During 2013 and the first six months of 2014, the Company continued its focus on improving credit quality and reducing NPLs, especially in the real estate construction, acquisition and development loan portfolio as evidenced by the decrease in that portfolio’s nonaccrual loans by $8.4 million to $9.2 million at June 30, 2014 from $17.6 million at December 31, 2013 and a decrease of $30.1 million from $39.3 million at June 30, 2013.

The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $103.1 million for the second quarter of 2014, an increase of $4.9 million, or 5.0%, from $98.2 million for the second quarter of 2013. Net interest revenue was $204.6 million for the first six months of 2014, an increase of $8.3 million, or 4.2%, from $196.3 million for the first six months of 2013.   Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The increase in net interest revenue for the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013 was primarily a result of the larger decrease in interest expense than the decrease in interest revenue as the rates paid on interest-bearing liabilities declined by a greater amount than the yield on earning assets.  The decline in earning asset yields was primarily a result of the declining loan yields as interest rates continue to be at historically low levels with this decline somewhat offset by the decrease in lower yielding short-term investments.   Rates paid on interest-bearing liabilities decreased as a result of reduced average balances and rates on interest bearing demand and other time deposits, as well as the reduction in the average balance and rate on junior subordinated debt resulting from the redemption of the 8.15% trust preferred securities.

Interest revenue decreased approximately $500,000, or 0.5%, in the second quarter of 2014 compared to the second quarter of 2013 and decreased $2.9 million, or 1.3%, for the first six months of 2014 compared to the first six months of 2013.  The Company has managed to replace loan runoff with new loan production, primarily in its Alabama, Texas and Louisiana markets.  The decrease in interest revenue was offset by the decrease in interest expense, as the Company experienced a decrease in interest bearing and other time deposit and their corresponding rates, which resulted in a decrease in interest expense of $5.4 million, or 39.0%, in the second quarter of 2014 compared to the second quarter of 2013 and a decrease of $11.3 million, or 39.1%, for the first six months of 2014 compared to the first six months of 2013.  The Company also redeemed the 8.15% trust preferred securities during the third quarter of 2013, which contributed to the reduction in interest expense for the second quarter of 2014.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue decreased $6.3 million, or 8.2%, for the second quarter of 2014 compared to the second quarter of 2013 and decreased $11.1 million, or 7.5%, for the first six months of 2014 compared to the first six months of 2013.  One of the primary contributors to the decrease in noninterest revenue for the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013 was the decrease in mortgage lending revenue to $9.1 million for the second quarter of 2014 compared to $17.9 million for the second quarter of 2013 and to $12.5 million for the first six months of 2014 compared to $30.2 million for the first six months of 2013.  Mortgage origination volume decreased 33.1% to $291.0 million for the second quarter of 2014 compared to $435.0 million for the second quarter of 2013 and decreased 43.3% to $488.1 million for the first six months of 2014 compared to $860.8 million for the first six months of 2013.  The decrease in mortgage origination volume contributed to a decrease in origination revenue to $8.8 million for the second quarter of 2014, compared to $10.5 million for the second quarter of 2013 and to $10.7 million for the first six months of 2014 compared to $19.7 million for the first six months of 2013.  The decrease in mortgage lending revenue was also impacted by the change in fair value of MSRs.  The fair value of MSRs decreased $2.1 million during the second quarter of 2014 compared to an increase of $5.3 million during the second quarter of 2013 and decreased $3.7 million for the first six months of 2014 compared to an increase of $6.3 million for the first six months of 2013.

The increase in insurance commissions that are received from insurance carriers are primarily a result of new policies and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of GEM in December 2013 and Knox in April 2014.  There were no significant non-recurring noninterest revenue items during the first six months of 2014 or 2013.

Total noninterest expense decreased 10.1% to $128.0 million for the second quarter of 2014 compared to $142.3 million for the second quarter of 2013 and decreased 8.3% to $254.7 million for the first six months of 2014 compared to $277.6 million for the first six months of 2013.  Salaries and employee benefits expense decreased to $74.7 million and $153.6 million for the second quarter and first six months of 2014, respectively, compared to $78.3 million and $157.7 million for the second quarter and first six months of 2013, respectively.  The decrease in salaries and employee benefits for the comparable periods was primarily related to decreases in incentive, retirement and group health expenses during 2014.  A pre-tax charge of $10.9 million was recorded during the second quarter of 2013 related to additional benefits offered under the voluntary early retirement program to certain employees that met job classification, age and years-of-service criteria.

Legal expense decreased to $3.0 million and $4.9 million in the second quarter and first six months of 2014, respectively, from $3.9 million and $13.3 million in the second quarter and first six months of 2013, respectively.  The decrease in legal expense was primarily a result of a charge of $6.8 million to legal expense during the first six months of 2013 that was recorded to increase the litigation accrual related to various legal matters with no related charge deemed necessary during the first six months of 2014.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail below.

RESULTS OF OPERATIONS

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage interest-earning assets and interest-bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months and six months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 9,232.7	$ 100.9	4.38%	$ 8,588.7	$ 99.3	4.64%
Loans held for sale	53.7	0.7	4.84%	89.5	0.7	3.07%
Available-for-sale securities:
Taxable	1,977.5	7.1	1.45%	2,175.5	8.4	1.55%
Non-taxable (3)	416.5	5.6	5.44%	440.7	6.0	5.47%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	145.6	0.1	0.24%	765.8	0.5	0.25%
Total interest earning
assets and revenue	11,826.0	114.4	3.88%	12,060.2	114.9	3.82%
Other assets	1,257.6			1,249.1
Less: Allowance for credit losses	(149.7)			(163.3)
Total	$ 12,933.9			$ 13,146.0

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,492.5	$ 1.9	0.17%	$ 4,707.3	$ 2.4	0.21%
Savings	1,298.8	0.4	0.12%	1,208.5	0.4	0.14%
Other time	2,174.8	5.2	0.97%	2,500.2	7.7	1.23%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	439.2	0.1	0.09%	399.8	0.1	0.07%
Junior subordinated debt securities	23.2	0.2	2.81%	160.3	2.9	7.15%
Long-term debt	84.0	0.6	2.84%	33.5	0.3	4.18%
Total interest bearing
liabilities and expense	8,512.5	8.4	0.40%	9,009.6	13.8	0.61%
Demand deposits -
noninterest bearing	2,683.9			2,522.6
Other liabilities	162.9			138.6
Total liabilities	11,359.3			11,670.8
Shareholders' equity	1,574.6			1,475.2
Total	$ 12,933.9			$ 13,146.0
Net interest revenue-FTE		$ 106.0			$ 101.1
Net interest margin-FTE			3.59%			3.36%
Net interest rate spread			3.48%			3.21%
Interest bearing liabilities to
interest earning assets			71.98%			74.70%
 (1)  Includes taxable equivalent adjustment to interest of $0.8 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $2.0 million and $2.1 million for the three months ended June 30, 2014 and 2013, respectively, using an effective tax rate of 35%.

	Six months ended June 30,
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 9,128.0	$ 200.4	4.43%	$ 8,584.5	$ 199.2	4.68%
Loans held for sale	44.6	1.0	4.37%	89.9	1.4	3.05%
Available-for-sale securities:
Taxable	2,006.9	14.7	1.48%	2,124.9	17.1	1.63%
Non-taxable (3)	416.0	11.4	5.51%	443.7	12.1	5.50%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	296.5	0.3	0.25%	864.1	1.1	0.25%
Total interest earning
assets and revenue	11,892.0	227.8	3.86%	12,107.1	230.9	3.85%
Other assets	1,269.7			1,252.9
Less: allowance for credit losses	(151.6)			(164.7)
Total	$ 13,010.1			$ 13,195.3

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,574.7	$ 3.8	0.17%	$ 4,798.8	$ 5.5	0.23%
Savings	1,279.9	0.8	0.12%	1,191.1	0.9	0.16%
Other time	2,216.8	11.1	1.01%	2,531.2	15.7	1.25%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	448.8	0.7	0.33%	380.2	0.2	0.07%
Junior subordinated debt securities	23.5	0.4	2.84%	160.3	5.7	7.19%
Long-term FHLB borrowings	85.9	0.7	1.58%	33.5	0.7	4.20%
Total interest bearing
liabilities and expense	8,629.6	17.5	0.41%	9,095.1	28.7	0.64%
Demand deposits -
noninterest bearing	2,665.8			2,493.2
Other liabilities	158.4			138.3
Total liabilities	11,453.8			11,726.6
Shareholders' equity	1,556.3			1,468.7
Total	$ 13,010.1			$ 13,195.3
Net interest revenue-FTE		$ 210.3			$ 202.2
Net interest margin-FTE			3.57%			3.37%
Net interest rate spread			3.45%			3.21%
Interest bearing liabilities to
interest earning assets			72.57%			75.12%

(1)	Includes taxable equivalent adjustment to interest of $1.7 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively, using an effective tax rate of 35%
(2)	Includes non-accrual loans
(3)	Includes taxable equivalent adjustment to interest of $4.0 million and $4.2 million for the six months ended June 30, 2014 and 2013, respectively, using an effective tax rate of 35%

Net interest revenue-FTE for the three-month period ended June 30, 2014 increased $4.8 million, or 4.7%, compared to the same period in 2013.  Net interest revenue-FTE for the six-month period ended June 30, 2014 increased $8.1 million, or 4.0%, compared to the same period in 2013.  The increase in net interest revenue-FTE was primarily a result of the smaller decrease in interest revenue-FTE than the decrease in interest expense as the yield on earning assets increased slightly while the yields on interest-bearing liabilities decreased 21 basis points and 23 basis points for the comparable three-month and six-month periods.  The slight increase in earning asset yields was primarily a result of the decrease in average lower yielding short term investments coupled with growth in loans during 2014.  Yields on interest-bearing liabilities decreased as a result of rate decreases in virtually all interest bearing liability categories, but especially in junior subordinated debt as a result of the redemption of the 8.15% trust preferred securities.

Interest revenue-FTE for the three-month period ended June 30, 2014 decreased approximately $580,000, or 0.5%, compared to the same period in 2013.  Interest revenue-FTE for the six-month period ended June 30, 2014 decreased $3.2 million, or 1.4%, compared to the same period in 2013.  The increase in interest revenue-FTE for these periods was a result of the declining loan yields, as interest rates continued to be at historically low levels, being more than offset by loan growth noticed during the first six months of 2014 combined with the decrease in lower rate average short term investments.  The yield on average interest-earning assets increased 6 basis points for the second quarter of 2014 compared to the same period in 2013 and 1 basis point for the first six months of 2014 compared to the same period in 2013.  Average interest-earning assets decreased $234.2 million, or 1.9%, for the three-month period ended June 30, 2014, compared to the same period in 2013.  Average interest-earning assets decreased $215.1 million, or 1.8%, for the six-month period ended June 30, 2014, compared to the same period in 2013.

Interest expense for the three-month period ended June 30, 2014 decreased $5.4 million, or 39.0%, compared to the same period in 2013.  Interest expense for the six-month period ended June 30, 2014 decreased $11.3 million, or 39.1%, compared to the same period in 2013.  The decrease in interest expense for these periods was a result of the decrease in interest bearing and other time deposit and their corresponding rates.  Also, 8.15% trust preferred securities were redeemed during the third quarter of 2013 resulting in a decrease in interest expense related to junior subordinated debt securities, as well as in the rates paid on those securities.  This combined activity resulted in an overall decrease in the average rate paid of 21 basis points for the second quarter of 2014 compared to the second quarter of 2013 and 23 basis points for the first six months of 2014 compared to the same period in 2013.  Average interest bearing liabilities decreased $497.1 million, or 5.5%, for the three-month period ended June 30, 2014 compared to the same period in 2013.    Average interest bearing liabilities decreased $465.6 million, or 5.1%, for the six-month period ended June 30, 2014 compared to the same period in 2013.    The decrease in average interest bearing liabilities for these periods was a result of decreases in average interest bearing demand deposits and other time deposits, as well as decreases in average junior subordinated debt resulting from the redemption of the 8.15% trust preferred securities during the third quarter of 2013.

Net interest margin was 3.59% for the three months ended June 30, 2014, an increase of 23 basis points from 3.36% for the three months ended June 30, 2013.  Net interest margin was 3.57% for the six months ended June 30, 2014, an increase of 20 basis points from 3.37% for the six months ended June 30, 2013.  The increase in the net interest margin for these periods was due to the yield on earning assets increasing by 6 basis points and 1 basis point for the comparable three-month and six-month periods compared to a decline in the yield on interest-bearing liabilities of 21 basis points and 23 basis points for the comparable three-month and six-month periods coupled with a smaller decline in average earning assets than the decline in average interest bearing liabilities.  The slight increase in the earning asset yield was primarily a result of the lower yielding short-term investments being used to fund loan growth at rates higher than those noticed on the short-term investments while the decrease in average rates paid on interest bearing liabilities was related to decreases in interest bearing and other time deposits and junior subordinated debt and their corresponding rates.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or re-pricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at June 30, 2014:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years

	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$ 44,949	$ -	$ -	$ -
Available-for-sale and trading securities	202,286	366,945	1,420,496	342,465
Loans and leases, net of unearned income	3,493,084	1,760,606	3,582,469	475,502
Loans held for sale	105,643	-	-	-
Total interest earning assets	3,845,962	2,127,551	5,002,965	817,967
Interest bearing liabilities:
Interest bearing demand and savings deposits	5,810,963	-	-	-
Other time deposits	398,761	934,452	802,080	5,916
Federal funds purchased and securities
sold under agreement to repurchase,
short-term FHLB borrowings and other
short-term borrowings	394,446	2,000	-	-
Long-term debt and junior
subordinated debt securities	-	-	53,835	53,198
Other	-	-	33	-
Total interest bearing liabilities	6,604,170	936,452	855,948	59,114
Interest rate sensitivity gap	$ (2,758,208)	$ 1,191,099	$ 4,147,017	$ 758,853
Cumulative interest sensitivity gap	$ (2,758,208)	$ (1,567,109)	$ 2,579,908	$ 3,338,761

In the event interest rates increase after June 30, 2014, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest-earning assets.  However, the Company’s historical repricing sensitivity on interest-bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after June 30, 2014, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest-bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at June 30, 2014 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.

As of June 30, 2014, the Bank had $2.0 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.22%, an average maturity of 82 months and a fully-indexed interest rate of 3.83% at June 30, 2014.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At June 30, 2014, the Company had $681.9 million, $1.6 billion and $655.5 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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

The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of June 30, 2014 and 2013 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.

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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	June 30, 2014	June 30, 2013
+400 basis points	4.5%	20.8%
+300 basis points	7.5%	18.6%
+200 basis points	8.9%	15.9%
+100 basis points	4.2%	7.5%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	June 30, 2014	June 30, 2013
+400 basis points	25.3%	19.5%
+300 basis points	19.9%	16.1%
+200 basis points	10.7%	13.3%
+100 basis points	5.2%	7.4%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	June 30, 2014	June 30, 2013
+200 basis points	3.9%	7.4%
-200 basis points	NM	NM
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

At June 30, 2014, impaired loans totaled $30.1 million, which was net of cumulative charge-offs of $7.5 million.  Additionally, the Company had specific reserves for impaired loans of $1.4 million included in the allowance for credit losses.  Impaired loans at June 30, 2014 were primarily from the Company’s commercial real estate and construction, acquisition and development portfolios.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, OREO marketing period of 180-360 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.

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

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$ 149,704	$ 162,601	$ 153,236	$ 164,466

Loans and leases charged off:
Commercial and industrial	(860)	(1,008)	(1,061)	(2,946)
Real estate
Consumer mortgages	(1,682)	(3,114)	(3,627)	(4,728)
Home equity	(438)	(201)	(756)	(803)
Agricultural	(18)	(327)	(714)	(329)
Commercial and industrial-owner occupied	(936)	(830)	(2,142)	(1,130)
Construction, acquisition and development	(41)	(2,036)	(1,707)	(3,234)
Commercial real estate	(361)	(3,720)	(1,262)	(6,861)
Credit cards	(608)	(557)	(1,167)	(1,007)
All other	(671)	(462)	(1,254)	(954)
Total loans charged off	(5,615)	(12,255)	(13,690)	(21,992)

Recoveries:
Commercial and industrial	359	747	1,435	1,336
Real estate
Consumer mortgages	956	708	1,494	1,816
Home equity	182	184	366	444
Agricultural	26	120	35	133
Commercial and industrial-owner occupied	78	1,439	436	1,693
Construction, acquisition and development	808	360	2,445	1,246
Commercial real estate	226	3,634	549	3,973
Credit cards	135	184	266	332
All other	273	325	560	600
Total recoveries	3,043	7,701	7,586	11,573
Net charge-offs	(2,572)	(4,554)	(6,104)	(10,419)
Provision charged to operating expense	-	3,000	-	7,000
Balance, end of period	$ 147,132	$ 161,047	$ 147,132	$ 161,047

Average loans for period	$ 9,232,743	$ 8,588,673	$ 9,128,031	$ 8,584,524
Ratios:
Net charge-offs to average loans (annualized)	0.11%	0.21%	0.13%	0.24%
Provision for credit losses to average
loans and leases, net of unearned income (annualized)	0.00%	0.14%	0.00%	0.16%
Allowance for credit losses to loans
and leases, net of unearned income	1.58%	1.86%	1.58%	1.86%

Net charge-offs decreased $2.0 million, or 43.5%, in the second quarter of 2014 compared to the second quarter of 2013 and decreased $4.3 million, or 41.4%, in the first six months of 2014 compared to the first six months of 2013.  Decreases in net charge-offs in the first six months of 2014, coupled with a decline in NPLs, improvement in criticized assets and nonaccrual loan formation, contributed to no provision for credit losses being recorded in the second quarter of 2014 compared to a provision of $3.0 million in the second quarter of 2013.

Annualized net charge-offs as a percentage of average loans and leases decreased to 0.11% for the second quarter of 2014, compared to 0.21% for the second quarter of 2013 and 0.13% for the first six months of 2014, compared to 0.24% for the same period in 2013.  This decrease was primarily a result of decreased net losses within the real estate construction, acquisition and development and consumer real estate segment of the Company’s loan and lease portfolio.  The losses experienced in these segments were primarily a result of the weakened financial condition of the corresponding borrowers and guarantors.  These borrowers’ weakened state hindered their ability to service their loans with the Company, which caused a number of loans to become collateral dependent.  Once it is determined a loan’s repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or a specific reserve is allocated to the loan.  This process resulted in the decreased level of charge-offs in the second quarter of 2014 compared to the second quarter of 2013, as updated appraisals came in closer to loan carrying values.  Total recoveries were $3.0 million and $7.6 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to $7.7 million and $11.6 million for the three-month and six-month periods ended June 30, 2013, respectively, with 58.0% of the second quarter 2014 recoveries being noticed in the real estate construction, acquisition and development and consumer mortgages real estate portfolios.

No provision for credit losses was recorded for the second quarter and first six months of 2014, compared to $3.0 million and $7.0 million for the second quarter and first six months of 2013, respectively.  The decrease in the provision for credit losses for these periods was a result of the decrease in net charge-offs, a decline in the formation of new non-accrual loans, including fewer loans being identified for impairment, continued stabilization in values of previously impaired loans, and a significant decrease in NPLs.  As of June 30, 2014 and 2013, 46.7% and 70.6%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 80.0% and 68% of their contractual principal balance at June 30, 2014 and 2013, respectively.  Non-accrual loans not impaired are loans that either fall below the impairment threshold or are not determined to be collaterally dependant.

The allowance for credit losses decreased $13.9 million to $147.1 million at June 30, 2014 compared to $161.0 million at June 30, 2013.  The decrease was a result of improving credit metrics since June 30, 2013, including reductions in classified, non-performing and impaired loans and lower net charge-off levels.

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

	June 30,				December 31,
	2014		2013		2013
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$ 19,598	18.3%	$ 23,992	17.9%	$ 18,376	17.1%
Real estate
Consumer mortgages	36,470	22.2%	35,233	21.6%	39,525	22.0%
Home equity	5,420	5.4%	6,195	5.5%	5,663	5.5%
Agricultural	2,476	2.5%	3,224	2.7%	2,800	2.6%
Commercial and industrial-owner occupied	17,627	16.1%	20,737	15.8%	17,059	16.4%
Construction, acquisition and development	10,409	8.3%	19,619	8.1%	11,828	8.3%
Commercial real estate	43,298	20.3%	36,492	20.2%	43,853	20.5%
Credit cards	2,550	1.2%	3,628	1.2%	3,782	1.2%
All other	9,284	5.7%	11,927	7.0%	10,350	6.4%
Total	$ 147,132	100.0%	$ 161,047	100.0%	$ 153,236	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months and six months ended June 30, 2014 and 2013 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	June 30,
	2014	2013	% Change

	(Dollars in thousands)
Mortgage lending	$ 9,089	$ 17,892	(49.2)%
Credit card, debit card and merchant fees	8,567	8,324	2.9
Deposit service charges	12,437	12,824	(3.0)
Securities (losses) gains, net	5	3	66.7
Insurance commissions	28,621	25,862	10.7
Trust income*	3,624	3,192	13.5
Annuity fees *	695	543	28.0
Brokerage commissions and fees*	1,509	2,067	(27.0)
Bank-owned life insurance	1,885	2,008	(6.1)
Other miscellaneous income	3,406	3,394	0.4
Total noninterest revenue	$ 69,838	$ 76,109	(8.2)%

	Six months ended
	June 30,
	2014	2013	% Change

	(Dollars in thousands)
Mortgage lending	$ 12,483	$ 30,238	(58.7)%
Credit card, debit card and merchant fees	16,410	15,847	3.6
Deposit service charge	24,973	25,656	(2.7)
Securities (losses) gains, net	1	22	(95.5)
Insurance commissions	60,220	52,503	14.7
Trust income*	7,192	6,402	12.3
Annuity fees*	1,467	1,026	43.0
Brokerage commissions and fees*	3,085	4,161	(25.9)
Bank-owned life insurance	3,733	3,895	(4.2)
Other miscellaneous income	6,791	7,677	(11.5)
Total noninterest revenue	$ 136,355	$ 147,427	(7.5)%
* Included in Wealth Management revenue on the Consolidated Statement of Income

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

In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first six months of 2014, ten mortgage loans totaling approximately $181,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $181,000 was recognized related to these repurchased or make whole loans.  During the first six months of 2013, 13 mortgage loans totaling approximately $694,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $541,000 was recognized related to these repurchased or make whole loans.

At June 30, 2014, the Company had accrued $1.1 million for its estimate of losses from representation and warranty obligations.  The reserve was based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  Before beginning the foreclosure process, a mortgage loan foreclosure working group of the Bank reviews the identified delinquent loan.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.

Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $291.0 million and $435.0 million produced origination revenue of $8.8 million and $10.5 million for the quarters ended June 30, 2014 and 2013, respectively.  Mortgage loan origination volumes of $488.1 million and $860.8 million produced origination revenue of $10.7 million and $19.7 million for the first six months ended June 30, 2014 and 2013, respectively.  The decrease in mortgage origination revenue for the three months ended June 30, 2014 compared to June 30, 2013 is a result of interest rate volatility during the quarter, the decrease in origination volume and the strategic decision to portfolio shorter term mortgage originations.

Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $4.1 million and $3.9 million for the quarters ended June 30, 2014 and 2013, respectively.   For the six months ended June 30, 2014 and 2013, revenue from the servicing of loans was $8.2 million and $7.7 million, respectively.

Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $1.6 million and $1.7 million for the second quarter of 2014 and 2013, respectively.   Decreases in value from principal payments, prepayments and payoffs were $2.8 million and $3.4 million for the six months ended June 30, 2014 and 2013, respectively.     The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in a changing interest rate environment.  Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $2.1 million and increased $5.3 million for the second quarter of 2014 and 2013, respectively and decreased $3.7 million and increased $6.3 million for the first six months of 2014 and 2013, respectively.

	Three months ended
	June 30,
	2014	2013	% Change

	(Dollars in thousands)
Mortgage revenue:
Origination	$ 8,758	$ 10,471	(16.4)%
Servicing	4,058	3,908	3.8
Payoffs/Paydowns	(1,616)	(1,739)	(7.1)
	11,200	12,640
MSR market value adjustment	(2,111)	5,252	NM
Mortgage lending revenue	$ 9,089	$ 17,892	(49.2)%

	(Dollars in millions)
Origination volume	$ 291	$ 435	(33.1)%

NM=Not meaningful

	Six months ended
	June 30,
	2014	2013	% Change

	(Dollars in thousands)
Mortgage revenue:
Origination	$ 10,722	$ 19,658	(45.5)%
Servicing	8,173	7,735	5.7
Payoffs/Paydowns	(2,754)	(3,444)	(20.0)
	16,141	23,949
MSR market value adjustment	(3,658)	6,289	NM
Mortgage lending revenue	$ 12,483	$ 30,238	(58.7)

	(Dollars in millions)
Origination volume	$ 488	$ 861	(43.3)

Mortgage loans serviced at period-end	$ 5,630	$ 5,394	4.4

NM= Not meaningful

Credit card, debit card and merchant fees, increased slightly for the comparable three-month and six-month periods as a result of new account volume noticed since June 30, 2013.  Deposit service charge revenue remained relatively stable when comparing the three-month and six-month periods ended June 30, 2014 and 2013.

Net security gains of approximately $5,000 and $1,000 for the three-month and six-months periods ended June 30, 2014, respectively, and gains of approximately $3,000 and $22,000 for the three-month and six-month periods ended June 30, 2013, respectively, were a result of calls of available-for-sale securities.

Insurance commissions increased for the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013 as a result of new policies and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of GEM in December 2013 and of Knox in April 2014.  Trust income increased during the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013 primarily as a result of increases in the assets under management or in custody combined with fees generated by customers added since June 30, 2013.  Annuity fees increased 28.0% and 43.0% for the comparable three-month and six-month periods of 2014 compared to the same periods of 2013 as a result of more annuity sales during the first six months of 2014.  Brokerage commissions and fees decreased by 27.0% and 25.9% for the comparable three-month and six month periods, respectively, as a result of the decrease in sales of real estate investment trust products.  Bank-owned life insurance revenue remained relatively stable when comparing the second quarter and first six months of 2014 to the second quarter and first six months of 2013.  Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items remained relatively stable for the comparable three-month and six-month periods of 2014 and 2013.

 Noninterest Expense

The components of noninterest expense for the three months and six months ended June 30, 2014 and 2013 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	June 30,
	2014	2013	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 74,741	$ 78,284	(4.5)%
Occupancy, net	10,245	10,577	(3.1)
Equipment	4,169	4,585	(9.1)
Deposit insurance assessments	2,035	2,939	(30.8)
Voluntary early retirement expense	-	10,850	(100.0)
Amortization of bond issue cost	12	38	(68.4)
Advertising	1,331	1,169	13.9
Foreclosed property expense	4,202	3,245	29.5
Telecommunications	2,258	2,184	3.4
Public relations	857	1,175	(27.1)
Data processing	2,863	2,783	2.9
Computer software	2,851	2,146	32.9
Amortization of intangibles	1,148	722	59.0
Legal fees	3,002	3,896	(22.9)
Merger expense	1,009	-	-
Postage and shipping	1,116	1,074	3.9
Other miscellaneous expense	16,115	16,584	(2.8)
Total noninterest expense	$ 127,954	$ 142,251	(10.1)%

	Six months ended
	June 30,
	2014	2013	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 153,624	$ 157,698	(2.6)%
Occupancy, net of rental income	20,532	20,814	(1.4)
Equipment	8,668	9,533	(9.1)
Deposit insurance assessments	3,635	5,743	(36.7)
Voluntary early retirement expense	-	10,850	NM
Amortization of bond issue cost	24	76	(68.4)
Advertising	1,963	1,912	2.7
Foreclosed property expense	6,757	5,599	20.7
Telecommunications	4,506	4,283	5.2
Public relations	1,679	2,180	(23.0)
Data processing	5,604	5,251	6.7
Computer software	5,274	4,109	28.4
Amortization of intangibles	2,206	1,465	50.6
Legal fees	4,880	13,262	(63.2)
Merger expense	1,569	-	NM
Postage and shipping	2,403	2,209	8.8
Other miscellaneous expense	31,337	32,638	(4.0)
Total noninterest expense	$ 254,661	$ 277,622	(8.3)%

Salaries and employee benefits expense for the three months and six months ended June 30, 2014 decreased $3.5 million and $4.1 million, respectively, compared to the same periods in 2013 as a result of decreases in incentive, retirement and group health expenses during 2014.  Occupancy expense, as well as equipment expense, remained relatively stable for the comparable three-month and six-month periods.  Deposit insurance assessments decreased for the comparable three-month and six-month periods as a result of improvement evidenced in several variables utilized by the FDIC in calculating the deposit insurance assessment.

A pre-tax charge of $10.9 million was recorded during the second quarter of 2013 related to additional benefits offered under the voluntary early retirement program that was offered to certain employees that met job classification, age and years-of-service criteria.  No such expenses were recorded in 2014.

Foreclosed property expense increased for the three months and six months ended June 30, 2014 compared to the same periods in 2013, as decreased other foreclosed property expenses resulting from a decrease in the number of properties owned were more than offset by writedowns of existing properties and losses on sales.  During the first six months of 2014, the Company added $9.0 million to OREO through foreclosures.  Sales of OREO in the first six months of 2014 were $19.0 million, resulting in a net loss of $1.5 million.  The components of foreclosed property expense for the three months and six months ended June 30, 2014 and 2013 and the percentage change between periods are shown in the following tables:

	Three months ended
	June 30,
	2014	2013	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$ 1,073	$ 166	NM
Writedown of other real estate owned	2,217	1,874	18.3
Other foreclosed property expense	912	1,205	(24.3)
Total foreclosed property expense	$ 4,202	$ 3,245	29.5%

NM=Not meaningful

	Six months ended
	June 30,
	2014	2013	% Change
	(Dollars in thousands)
Loss (gain) on sale of other real estate owned	$ 1,539	$ (34)	NM %
Writedown of other real estate owned	4,048	3,219	25.8
Other foreclosed property expense	1,170	2,414	(51.5)
Total foreclosed property expense	$ 6,757	$ 5,599	20.7%

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising, public relations and data processing, the primary fluctuation was the decrease in total legal expense for the three months and six months ended June 30, 2014 compared to the same periods in 2013 primarily as a result of no additional litigation reserves related to various legal matters recognized during the first six months of 2014.

Income Tax

The Company recorded income tax expense of $14.1 million for the second quarter of 2014, compared to income tax expense of $8.3 million for the second quarter of 2013.   Income tax expense was $27.0 million and $17.5 million for the six month periods ended June 30, 2014 and 2013, respectively. Because of the volatility on the Company’s earnings, the Company’s tax calculations were based on actual results of operations, including tax preference items through June 30, 2014.  The primary differences between the Company’s recorded expense for the second quarter and first six months of 2014 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income and other tax preference items.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at June 30, 2014 were $11.8 billion, or 90.8% of total assets, compared with $11.8 billion, or 90.7% of total assets, at December 31, 2013.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 78.1% of average earning assets during the second quarter of 2014.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $9.3 billion and $9.0 billion at June 30, 2014 and December 31, 2013, respectively.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	June 30,		December 31,
	2014	2013	2013

	(In thousands)

Commercial and industrial	$ 1,707,368	$ 1,559,597	$ 1,538,302
Real estate
Consumer mortgages	2,071,503	1,880,338	1,976,073
Home equity	506,988	482,068	494,339
Agricultural	238,003	237,914	234,576
Commercial and industrial-owner occupied	1,505,679	1,375,711	1,473,320
Construction, acquisition and development	772,162	709,499	741,458
Commercial real estate	1,901,759	1,754,841	1,846,039
Credit cards	109,186	103,251	111,328
All other	534,781	607,804	578,453
Total	$ 9,347,429	$ 8,711,023	$ 8,993,888

The following table shows the Company’s loans and leases, net of unearned income by segment, class and geographical location as of June 30, 2014:

	Alabama				Greater			Corporate
	and Florida				Memphis		Texas and	Banking
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	and Other	Total
	(In thousands)
Commercial and industrial	$ 85,845	$ 166,736	$ 282,645	$ 38,309	$ 22,403	$ 86,494	$ 296,170	$ 721,201	$ 1,699,803
Real estate
Consumer mortgages	162,767	268,149	698,709	64,881	110,498	162,614	511,039	92,846	2,071,503
Home equity	67,945	38,782	164,668	20,890	68,304	77,465	66,340	2,594	506,988
Agricultural	7,338	71,448	56,598	3,399	13,826	12,260	68,723	4,411	238,003
Commercial and industrial-owner occupied	175,413	168,289	479,599	64,571	90,239	90,953	301,538	135,077	1,505,679
Construction, acquisition and development	109,801	67,822	199,662	19,013	77,028	110,705	164,969	23,162	772,162
Commercial real estate	270,053	320,961	278,943	193,572	104,944	109,130	438,417	185,739	1,901,759
Credit cards	-	-	-	-	-	-	-	109,186	109,186
All other	29,996	43,696	133,041	3,428	37,399	35,431	75,109	148,478	506,578
Total	$ 909,158	$ 1,145,883	$ 2,293,865	$ 408,063	$ 524,641	$ 685,052	$ 1,922,305	$ 1,422,694	$ 9,311,661

* Excludes the Greater Memphis Area.

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of June 30, 2014:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total

	(In thousands)
Commercial and industrial	$ 2,663	$ 905,069	$ 567,005	$ 225,066	$ 1,699,803
Real estate
Consumer mortgages	7,299	385,594	853,841	824,769	2,071,503
Home equity	61	81,643	425,156	128	506,988
Agricultural	1,009	39,450	110,848	86,696	238,003
Commercial and industrial-owner occupied	5,369	192,190	575,983	732,137	1,505,679
Construction, acquisition and development	3,364	412,355	215,438	141,005	772,162
Commercial real estate	5,034	159,839	994,155	742,731	1,901,759
Credit cards	-	109,186	-	-	109,186
All other	329	190,051	252,384	63,814	506,578
Total	$ 25,128	$ 2,475,377	$ 3,994,810	$ 2,816,346	$ 9,311,661

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production.  Commercial and industrial loans outstanding increased 11.2% from December 31, 2013 to June 30, 2014.

Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding increased 4.8% at June 30, 2014 compared to December 31, 2013.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding remained relatively stable during the first six months of 2014, increasing by 2.6% at June 30, 2014 compared to December 31, 2013.

Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding increased 1.5% from December 31, 2013 to June 30, 2014.

Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans increased 2.2% from December 31, 2013 to June 30, 2014.

Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. Prior to March 2010, these loans were often structured with interest reserves to fund interest costs during the construction and development period.  Additionally, certain loans are structured with interest only terms.  The Bank primarily engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular.  Sales of finished houses slowed during 2009 and activity has remained slow since then, which has resulted in lower demand for residential lots and development land.  The Company curtailed the origination of new construction, acquisition and development loans significantly during 2009 and the Company continued to maintain that strategy until the past few years.  Construction, acquisition and development loans increased 4.1% from December 31, 2013 to June 30, 2014.

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

At June 30, 2014, the Company had $24.5 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $203,000 and $320,000 recognized as interest income during the second quarter and first six months of 2014, respectively.  There were no construction, acquisition and development loans with interest reserves that were on non-accrual status at June 30, 2014.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.

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

The construction, acquisition and development portfolio may be further categorized by risk characteristics into the following nine categories: commercial acquisition and development, residential acquisition and development, multi-family construction, one-to-four family construction, commercial construction and recreation and all other loans.  Construction, acquisition and development loans were $772.2 million at June 30, 2014 and $741.5 million at December 31, 2013.  The following table shows the Company’s construction, acquisition and development portfolio by geographical location and performing status at June 30, 2014:

	Alabama				Greater
Real Estate Construction,	and Florida				Memphis		Texas and
Acquisition and Development	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total

Performing:	(In thousands)
Multi-family construction	$ 4,498	$ 997	$ 481	$ -	$ -	$ 7,017	$ 2,881	$ -	$ 15,874
One-to-four family construction	35,648	16,979	43,795	3,823	12,401	68,134	42,065	804	223,649
Recreation and all other loans	1,361	6,249	12,056	568	3,752	1,125	9,261	-	34,372
Commercial construction	31,247	14,079	55,741	3,558	20,691	9,701	39,362	18,226	192,605
Commercial acquisition and development	9,841	15,941	34,538	5,429	17,865	8,369	27,318	849	120,150
Residential acquisition and development	25,516	13,343	49,627	5,635	20,802	16,063	40,937	3,281	175,204
Total	$ 108,111	$ 67,588	$ 196,238	$ 19,013	$ 75,511	$ 110,409	$ 161,824	$ 23,160	$ 761,854

Non-performing:
Multi-family construction	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	603	191	-	-	129	279	1,401	-	2,603
Recreation and all other loans	-	11	83	-	688	-	210	-	992
Commercial construction	-	-	-	-	-	-	-	-	-
Commercial acquisition and development	719	22	1,283	-	-	-	206	-	2,230
Residential acquisition and development	368	10	2,058	-	700	17	1,328	2	4,483
Total	$ 1,690	$ 234	$ 3,424	$ -	$ 1,517	$ 296	$ 3,145	$ 2	$ 10,308

Total:
Multi-family construction	$ 4,498	$ 997	$ 481	$ -	$ -	$ 7,017	$ 2,881	$ -	$ 15,874
One-to-four family construction	36,251	17,170	43,795	3,823	12,530	68,413	43,466	804	226,252
Recreation and all other loans	1,361	6,260	12,139	568	4,440	1,125	9,471	-	35,364
Commercial construction	31,247	14,079	55,741	3,558	20,691	9,701	39,362	18,226	192,605
Commercial acquisition and development	10,560	15,963	35,821	5,429	17,865	8,369	27,524	849	122,380
Residential acquisition and development	25,884	13,353	51,685	5,635	21,502	16,080	42,265	3,283	179,687
Total	$ 109,801	$ 67,822	$ 199,662	$ 19,013	$ 77,028	$ 110,705	$ 164,969	$ 23,162	$ 772,162

* Excludes the Greater Memphis Area.

The following table shows the maturity distribution of the Company’s construction, acquisition and development portfolio as of June 30, 2014:

Real Estate Construction,		One Year	One to	After
Acquisition and Development	Past Due	or Less	Five Years	Five Years	Total

Outstanding loan balances:	(In thousands)
Multi-family construction	$ -	$ 5,946	$ 9,928	$ -	$ 15,874
One-to-four family construction	1,401	204,896	18,041	1,914	226,252
Recreation and all other loans	49	7,295	17,283	10,737	35,364
Commercial construction	1,499	81,529	37,157	72,420	192,605
Commercial acquisition and development	68	33,815	58,888	29,609	122,380
Residential acquisition and development	347	78,874	74,141	26,325	179,687
Total	$ 3,364	$ 412,355	$ 215,438	$ 141,005	$ 772,162

Non-accrual loans:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	1,401	854	191	157	2,603
Recreation and all other loans	-	689	292	-	981
Commercial construction	-	-	-	-	-
Commercial acquisition and development	-	1,606	229	-	1,835
Residential acquisition and development	80	3,025	583	95	3,783
Total	$ 1,481	$ 6,174	$ 1,295	$ 252	$ 9,202

As of June 30, 2014, 53.4% of the loans included in the construction, acquisition and development portfolio were scheduled to mature within one year.  Many of these maturities are expected to occur prior to the completion of the related projects, and management expects that these loans will likely be renewed for an additional period of time. The Company’s loan policy requires that updated appraisals from qualified third party appraisers be obtained for any real estate loan over $250,000 that is renewed.  If the borrower is experiencing financial difficulties, and the renewal is made with concessions, the loan is considered to be a TDR. These TDRs are tested for impairment by assessing the estimated disposal value of the collateral from the recent appraisal or by assessing the present value of the discounted cash flows expected on these loans.

The following table presents the activity in the construction, acquisition and development nonaccrual loans for the six months ended June 30, 2014:

(In thousands)
Balance at December 31, 2013	$ 17,567
Additions to construction, acquisition and development nonaccruals:
Formation of new nonaccrual loans	2,283
Reductions in construction, acquisition and development nonaccruals:
Charge-offs	(1,707)
Foreclosures to OREO	(843)
Payments	(6,993)
Transfers to accrual status	(1,412)
Transfer to other loan category	307
Balance at June 30, 2014	$ 9,202

The five largest credits that made up the construction, acquisition and development nonaccrual loan balance at June 30, 2014 were primarily loans for land for future development located throughout the Company’s geographical locations and in various stages of maturity.  The five largest credits made up 43.6% of the total construction, acquisition and development nonaccrual loan balance at June 30, 2014.

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial loans increased 3.0% from December 31, 2013 to June 30, 2014.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 1.9% from December 31, 2013 to June 30, 2014.

All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances, net of unearned income decreased 8.2% from December 31, 2013 to June 30, 2014.

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

	June 30,		December 31,
	2014	2013	2013

	(Dollars in thousands)
Non-accrual loans and leases	$ 64,533	$ 149,542	$ 92,173
Loans 90 days or more past due, still accruing	2,406	1,440	1,226
Restructured loans and leases, still accruing	6,712	16,953	27,007
Total NPLs	73,651	167,935	120,406

Other real estate owned	55,253	88,438	69,338
Total NPAs	$ 128,904	$ 256,373	$ 189,744

NPLs to net loans and leases	0.79%	1.94%	1.34%
NPAs to net loans and leases	1.38%	2.95%	2.12%

NPLs decreased 38.8% to $73.7 million at June 30, 2014 compared to $120.4 million at December 31, 2013 and decreased 56.1% compared to $167.9 million at June 30, 2013.  Included in NPLs at June 30, 2014 were $30.1 million of loans that were impaired.  These impaired loans had a specific reserve of $1.4 million included in the allowance for credit losses of $147.1 million at June 30, 2014, and were net of $7.5 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2013 included $54.9 million of loans that were impaired.  These impaired loans had a specific reserve of $4.1 million included in the allowance for credit losses of $153.2 million at December 31, 2013.  NPLs at June 30, 2013 included $105.5 million of loans that were impaired.  These impaired loans had a specific reserve of $8.0 million included in the allowance for credit losses of $161.0 million at June 30, 2013.

Non-accrual loans at June 30, 2014 reflected a decrease of $27.6 million, or 30.0%, compared to December 31, 2013 and a decrease of $85.0 million, or 56.8%, compared to June 30, 2013.  The Bank’s NPL levels over the past several years have been reflective of the continuing effects of the prevailing economic environment on the Bank’s loan portfolio, as a significant portion of the prior increases in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, particularly residential construction and development loans, primarily in the Bank’s more urban markets. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent during the past two years and certain other borrower specific factors. While non-accrual loans are decreasing in almost all loan categories, the primary decrease in non-accrual loans continues to be recognized in the real estate construction, acquisition and development portfolio as non-accrual loans related to this portfolio decreased $8.4 million, or 47.6%, to $9.2 million at June 30, 2014 compared to $17.6 million at December 31, 2013 and decreased $30.1 million, or 76.6%, compared to $39.3 million at June 30, 2013.

The Bank’s NPLs are primarily located in Alabama, Mississippi and Tennessee as these markets represent $47.0 million, or 63.8% of total NPLs of $73.7 million at June 30, 2014.  These areas have experienced a higher incidence of NPLs, primarily as a result of the downturn in the economy and housing market in these regions.  While NPLs in these markets still maintain the largest portion of total NPLs at June 30, 2014, these markets have noticed a decrease in total NPLs of $48.7 million, or 50.9%, since June 30, 2013.  These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  The following table presents the NPLs by geographical location at June 30, 2014:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Alabama and Florida Panhandle	$ 909,695	$ 101	$ 10,064	$ 97	$ 10,262	1.1%
Arkansas*	1,145,883	3	4,693	1,478	6,174	0.5
Mississippi*	2,293,865	39	17,693	1,344	19,076	0.8
Missouri	408,063	-	1,570	-	1,570	0.4
Greater Memphis Area	524,641	42	7,133	1,651	8,826	1.7
Tennessee*	685,052	99	8,375	382	8,856	1.3
Texas and Louisiana	1,922,305	17	8,568	19	8,604	0.4
Other	1,422,157	2,105	6,437	1,741	10,283	0.7
Total	$ 9,311,661	$ 2,406	$ 64,533	$ 6,712	$ 73,651	0.8%
* Excludes the Greater Memphis Area.

OREO decreased by $33.1 million to $55.3 million at June 30, 2014 compared to $88.4 million at June 30, 2013 and decreased by $14.0 million compared to $69.3 million at December 31, 2013.  OREO decreased as a result of sales of foreclosed properties exceeding new foreclosures and writedowns that were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.

The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration.  Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to focus on improving and enhancing existing processes related to the early identification and resolution of potential credit problems.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a nine-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $18.4 million and $50.3 million at June 30, 2014 and December 31, 2013, respectively.  Restructured loans of $11.6 million and $23.2 million were included in the non-accrual loan category at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at June 30, 2014:

	June 30, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,650,893	$ 16,307	$ 31,157	$ -	$ -	$ 1,446	$ 1,699,803
Real estate
Consumer mortgages	1,983,165	-	82,769	-	-	5,569	2,071,503
Home equity	496,451	-	9,903	-	-	634	506,988
Agricultural	224,337	509	12,724	-	-	433	238,003
Commercial and industrial-owner occupied	1,435,618	3,782	61,508	342	-	4,429	1,505,679
Construction, acquisition and development	721,572	255	43,238	576	-	6,521	772,162
Commercial real estate	1,814,209	-	76,286	350	-	10,914	1,901,759
Credit cards	109,186	-	-	-	-	-	109,186
All other	495,292	-	11,104	-	-	182	506,578
Total	$ 8,930,723	$ 20,853	$ 328,689	$ 1,268	$ -	$ 30,128	$ 9,311,661

(1)	Impaired loans are shown exclusive of accruing troubled debt restructurings (“TDRs”)

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At June 30, 2014, the Bank had $4.7 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at June 30, 2014:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total

	(In thousands)
Pass	$ 8,923,371	$ 7,352	$ -	$ -	$ 8,930,723
Special Mention	20,853	-	-	-	20,853
Substandard	288,449	18,292	5,951	15,997	328,689
Doubtful	1,268	-	-	-	1,268
Loss	-	-	-	-	-
Impaired	22,219	176	2,394	5,339	30,128
Total	$ 9,256,160	$ 25,820	$ 8,345	$ 21,336	$ 9,311,661

All loan grade categories decreased at June 30, 2014 compared to December 31, 2013 with the exception of the pass and special mention loan grade categories, which increased 4.7% and 274.4%, respectively, at June 30, 2014 compared to December 31, 2013.  All of the $20.9 million of Special Mention loans and leases remained current as to scheduled repayment of principal and interest.  Of the $328.7 million of Substandard loans and leases, 87.8% remained current as to scheduled repayment of principal and interest, with only 4.9% having outstanding balances that were 90 days or more past due at June 30, 2014.  Of the $30.1 million of impaired loans and leases, 73.7% remained current as to scheduled repayment of principal and/or interest, with 17.7% having outstanding balances that were 90 days or more past due at June 30, 2014.

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

The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at June 30, 2014:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Commercial and industrial	$ 1,699,803	$ 302	$ 2,917	$ 582	$ 3,801	0.2%
Real estate
Consumer mortgages	2,071,503	1,607	24,355	701	26,663	1.3
Home equity	506,988	116	2,116	-	2,232	0.4
Agricultural	238,003	100	595	-	695	0.3
Commercial and industrial-owner occupied	1,505,679	-	11,094	1,674	12,768	0.8
Construction, acquisition and development	772,162	-	9,202	1,106	10,308	1.3
Commercial real estate	1,901,759	-	13,406	1,510	14,916	0.8
Credit cards	109,186	281	132	1,043	1,456	1.3
All other	506,578	-	716	96	812	0.2
Total	$ 9,311,661	$ 2,406	$ 64,533	$ 6,712	$ 73,651	0.8%

The following table provides additional details related to the make-up of the Company’s real estate construction, acquisition and development loan class and the distribution of NPLs at June 30, 2014:

Real Estate Construction,		90+ Days Past Due still	Non-accruing	Restructured Loans, still		NPLs as a % of
Acquisition and Development	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Multi-family construction	$ 15,874	$ -	$ -	$ -	$ -	-%
One-to-four family construction	226,252	-	2,603	-	2,603	1.2
Recreation and all other loans	35,364	-	981	11	992	2.8
Commercial construction	192,605	-	-	-	-	-
Commercial acquisition and development	122,380	-	1,835	395	2,230	1.8
Residential acquisition and development	179,687	-	3,783	700	4,483	2.5
Total	$ 772,162	$ -	$ 9,202	$ 1,106	$ 10,308	1.3%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Available-for-sale securities were $2.3 billion at June 30, 2014 compared to $2.5 billion at December 31, 2013.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At June 30, 2014, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of June 30, 2014:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%

Available-for-sale Securities:	(Dollars in thousands)
Aaa	$ 1,838,420	79.8%	$ 1,844,492	79.1%
Aa1 to Aa3	174,149	7.6%	184,140	7.9%
A1 to A3	51,434	2.2%	53,945	2.3%
Not rated (1)	239,105	10.4%	249,615	10.7%
Total	$ 2,303,108	100.0%	$ 2,332,192	100.0%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $68.7 million and a market value of $72.6 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the second quarter of 2014 that indicated the necessity of an earlier goodwill impairment assessment.

In the current environment, forecasting cash flows, credit losses and growth, in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $291.5 million at June 30, 2014 and $286.8 million at December 31, 2013.

Other Real Estate Owned

OREO totaled $55.3 million and $69.3 million at June 30, 2014 and December 31, 2013, respectively.  OREO at June 30, 2014 had aggregate loan balances at the time of foreclosure of $125.1 million.  OREO at December 31, 2013 had aggregate loan balances at the time of foreclosure of $159.1 million.  The following table presents the OREO by segment, class and geographical location at June 30, 2014:

	June 30, 2014
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total

	(In thousands)
Commercial and industrial	$ 84	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 84
Real estate
Consumer mortgages	979	223	1,999	29	34	83	5	-	3,352
Home equity	-	-	370	-	-	-	-	-	370
Agricultural	-	-	216	-	462	-	-	-	678
Commercial and industrial-owner occupied	-	33	2,543	-	824	-	60	-	3,460
Construction, acquisition and development	11,084	91	10,286	794	17,739	3,283	239	-	43,516
Commercial real estate	352	288	1,893	-	980	-	-	-	3,513
All other	-	-	148	-	-	38	94	-	280
Total	$ 12,499	$ 635	$ 17,455	$ 823	$ 20,039	$ 3,404	$ 398	$ -	$ 55,253

*Excludes the Greater Memphis Area

Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.  While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the consumer mortgage and commercial real estate portfolios at June 30, 2014 suggested that a majority of additions to OREO in the near-term might be from these categories.

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

The following table presents the Company’s noninterest bearing, interest bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	June 30,	December 31,
	2014	2013	% Change

	(Dollars in millions)
Noninterest bearing demand	$ 2,718	$ 2,645	2.8%
Interest bearing demand	4,512	4,582	(1.5)
Savings	1,299	1,234	5.3
Other time	2,141	2,313	(7.4)
Total deposits	$ 10,670	$ 10,774	(1.0)%

The 1.0% decrease in deposits at June 30, 2014 compared to December 31, 2013 was primarily a result of the increase in noninterest-bearing demand and savings deposits being more than offset by the declines in interest-bearing demand and other time deposits.  The average maturity of time deposits at June 30, 2014 was 15.3 months, compared to 13.9 months at December 31, 2013.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company had $2.0 million in short-term borrowings from the FHLB at June 30, 2014.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had no short-term borrowings from the FHLB nor the Federal Reserve at December 31, 2013.  The Company had federal funds purchased and securities sold under agreement to repurchase of $394.4 million and $421.0 million at June 30, 2014 and December 31, 2013, respectively.

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

The Company had long-term borrowings from U.S. Bank totaling $52.3 million and $48.2 million at June 30, 2014 and December 31, 2013, respectively.  The Company also had long-term borrowings from the FHLB of $31.5 million at June 30, 2014 and $33.5 million December 31, 2013.   The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.3 billion in additional borrowing capacity under the existing FHLB borrowing agreement at June 30, 2014.

The Company had non-binding federal funds borrowing arrangements with other banks aggregating $740.0 million at June 30, 2014.  Secured borrowing arrangements utilizing the Company’s securities portfolio provide substantial additional liquidity to the Company.  Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk‑based capital guidelines established by the Board of Governors of the Federal Reserve System.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered “well capitalized” for the Company’s Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill)  are 6%,  10% and 5%, respectively.  The Company exceeded the required minimum levels for these ratios at June 30, 2014 and December 31, 2013 as follows:

	June 30, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth, Inc.
Tier 1 capital (to risk-weighted assets)	$ 1,302,920	13.10%	$ 1,255,244	12.99%
Total capital (to risk-weighted assets)	1,427,887	14.35%	1,376,752	14.25%
Tier 1 leverage capital (to average assets)	1,302,920	10.33%	1,255,244	9.93%

The FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the Tier 1 capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at June 30, 2014 and December 31, 2013 as follows:

	June 30, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth Bank
Tier 1 capital (to risk-weighted assets)	$ 1,266,116	12.74%	$ 1,237,716	12.83%
Total capital (to risk-weighted assets)	1,391,077	14.00%	1,359,195	14.09%
Tier 1 leverage capital (to average assets)	1,266,116	10.07%	1,237,716	9.81%

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

The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation.  The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp.  The Company redeemed $8.25 million of the Junior Subordinated Debt Securities and $8.0 million of the related trust preferred securities assumed in the City Bancorp merger at par on January 8, 2014. The Company’s remaining $23.2 million in assumed trust preferred securities qualifies as Tier 1 capital at June 30, 2014 under Federal Reserve Board guidelines.  At June 30, 2014, the $23.2 million in assumed trust preferred securities were callable at the option of the Company upon obtaining approval of the Federal Reserve.

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $11.2 million accrued as of June 30, 2014 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results.  The plaintiff is seeking to recover alleged damages in an unspecified amount, equitable and/or injunctive relief, and attorney’s fees. A motion to dismiss filed by the defendants is pending decision by the Court.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

On July 31, 2014, a law firm announced that it had filed a purported class-action lawsuit against the Company and its Chief Executive Officer and Chief Financial Officer in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  As of the filing date of this Form 10-Q, the Company has not been served with process as to the lawsuit.  The filing alleges that the defendants made materially false and misleading statements regarding the Company’s procedures, systems and process related to certain of its compliance programs.  With no service of process and the July 31, 2014 filing date, the Company lacks sufficient information as to the subject suit, therefore cannot determine the probability of any unfavorable outcome, if any, to the Company at this time.

CRITICAL ACCOUNTING POLICIES

During the three months ended June 30, 2014, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended June 30, 2014, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.  CONTROLS AND PROCEDURES.

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to allow timely decisions regarding disclosure in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

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

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results.  The plaintiff is seeking to recover alleged damages in an unspecified amount and equitable and/or injunctive relief, and attorney’s fees. A motion to dismiss filed by the defendants is pending decision by the Court.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

On July 31, 2014, a law firm announced that it had filed a purported class-action lawsuit against the Company and its Chief Executive Officer and Chief Financial Officer in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  As of the filing date of this Form 10-Q, the Company has not been served with process as to the lawsuit.  The filing alleges that the defendants made materially false and misleading statements regarding the Company’s procedures, systems and process related to certain of its compliance programs.  With no service of process and the July 31, 2014 filing date, the Company lacks sufficient information as to the subject suit, therefore cannot determine the probability of any unfavorable outcome, if any, to the Company at this time.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

The Company made the following purchases of its common stock during the quarter ended June 30, 2014:

	Total Number
	of Shares	Average Price
Period	Purchased	Paid per Share
April 1- April 30	-	$ -
May 1 - May 31	-	-
June 1 -June 30	3,722	24.55

Total	3,722

(1) This represents 3,722 shares redeemed from employees during the second quarter of 2014 for tax withholding purposes upon vesting of restricted stock units.

ITEM 5. OTHER INFORMATION

CFPB Matter

The Consumer Financial Protection Bureau (“CFPB”) has issued two inter-related Civil Investigative Demands to the Bank seeking documents and information regarding the Bank’s fair lending program.  The Bank is cooperating with the CFPB with respect to this ongoing matter.

FDIC Matter

In its 2014 examination of the Bank’s compliance with the Bank Secrecy Act (“BSA”), the FDIC identified weaknesses in the Bank’s BSA and anti-money laundering program.  Under FDIC regulations, the FDIC will take the required administrative action to effect corrective action for the statutory and regulatory violations that exist with an insured depository’s BSA program. On July 22, 2014, the FDIC requested (the “FDIC Notice”) that the Bank address the subject matter of the BSA deficiencies by entering into a proposed consent order (the “Proposed Order”).  The Bank is cooperating with the FDIC on this matter and is currently engaged in discussions with the FDIC regarding the terms of such Proposed Order, which, when finalized, will prescribe those actions which are necessary to address the deficiencies noted in the FDIC Notice.  The Company expects that the Proposed Order will be entered into after the date that this report on Form 10-Q is filed.  The Proposed Order will require the Bank, among other things, to review and revise its BSA risk assessment, BSA compliance program, and Suspicious Activity Report filing procedures and processes, and engage necessary third parties in respect of the foregoing.  The Bank is implementing corrective action for each identified deficiency and expects that it will be able to satisfy the requirements of the Proposed Order in a timely fashion.  The Proposed Order is not expected to require the payment of a civil money penalty.

CFPB and FDIC Matters

If either or both of the FDIC or CFPB determine to bring formal or additional enforcement actions, it could include demands for civil money penalties, changes to certain of the Bank’s business practices, assessments, and/or compliance programs and monitoring, and with respect to the CFPB fair lending matter, customer restitution. Based on the facts currently known by the Company, the Company is unable at this time to determine the terms on which the ongoing investigations will be resolved or the timing of such resolution or to estimate reliably the amounts, or range of possible amounts, of any fines, penalties and/or restitution.

Mergers, Merger Agreements and Amendments

On July 22, 2014, the Federal Reserve Bank of St. Louis informed the Company that it would not consider regulatory approval of the proposed mergers (the “Mergers”) with Ouachita Bancshares Corp. (“Ouachita”) and Central Community Corporation (“CCC”) until such time as the necessary actions to remediate and resolve the aforementioned BSA matter identified by the FDIC were accomplished.  As such, and as previously disclosed by the Company in its Form 8-K filed on July 24, 2014, the Company has determined that additional time will be required to obtain regulatory approval of the Mergers and has entered into amendments (the “Amendments”) to its merger agreements with Ouachita and CCC (the “Merger Agreements”), agreeing to extend the Merger Agreements until June 30, 2015 and allowing each of CCC and Ouachita to terminate its Merger Agreement with the Company on or after February 28, 2015 if the Company does  not have an application for regulatory approval of the Merger with CCC and Ouachita, respectively, on file with the FDIC or the Federal Reserve Bank of St. Louis before that date.

At its regularly scheduled meeting on July 23, 2014, the Board of Directors determined it to be in the best interests of the Company to withdraw the applications for regulatory approval of the Mergers, with the expectation that they subsequently be re-filed and commensurate with the Company’s expectations of being able to satisfy the requirements of the Proposed Order.  The Merger approval applications were withdrawn on August 1, 2014.   The Mergers will remain subject to receipt of required regulatory approvals and the satisfaction of other closing conditions.  The Company cannot offer any assurances as to the terms, timing and closings of the proposed Mergers with Ouachita and CCC or the Company’s ability to undertake and perform those actions which are necessary to comply with the terms of the Proposed Order or remediate and fully resolve all regulatory concerns as described above.

ITEM 6.  EXHIBITS

(2)(a)Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between

BancorpSouth, Inc. and Central Community Corporation. (1)

(b)The Schedules to the Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation have been omitted pursuant to

Item 601 (b)(2) of Regulation S-K.  The Company hereby agrees to furnish supplementally a copy of such Schedules to the SEC upon request.

(3)(a)Restated Articles of Incorporation, as amended. (2)

(b)Bylaws, as amended and restated. (3)

(c)Amendment No. 1 to Amended and Restated Bylaws. (4)

(d)Amendment No. 2 to Amended and Restated Bylaws. (5)

(e)Amendment No. 3 to Amended and Restated Bylaws. (5)

(4)(a)Specimen Common Stock Certificate. (6)

(b)Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (7)

(c)Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of

January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York

(Delaware) and the Administrative Trustees named therein. (8)

(d)Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)

(e)Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)

(f)Junior Subordinated Debt Security Specimen. (8)

(g)Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (8)

(h)Certain instruments defining the rights of certain holders of long-term debt securities of the

Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10)BancorpSouth, Inc. Change in Control Agreement for Chris A Bagley.*

(31.1)Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101)Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of June 30, 2014 and 2013, and December 31, 2013, (ii) the Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three-month  and six-month periods ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the

six-month periods ended June 30, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

____________________________

(1)Filed as Annex A to the Company’s registration statement on Form S-4 filed on February 28, 2014 (Registration No. 333-194233) and incorporated by reference thereto.

(2)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.

(3)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(4)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(5)Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (file number 1-12991) and incorporated by reference thereto.

(6)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (file number 0-10826) and incorporated by reference thereto.

(7)Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 333-72712) and incorporated by reference thereto.

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

BancorpSouth, Inc.
(Registrant)

DATE: August 6, 2014	/s/ William L. Prater
William L. Prater
Senior Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

(2)(a)Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between

BancorpSouth, Inc. and Central Community Corporation. (1)

(b)The Schedules to the Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation have been omitted pursuant to

Item 601 (b)(2) of Regulation S-K.  The Company hereby agrees to furnish supplementally a copy of such Schedules to the SEC upon request.

(3)(a)Restated Articles of Incorporation, as amended. (2)

(b)Bylaws, as amended and restated. (3)

(c)Amendment No. 1 to Amended and Restated Bylaws. (4)

(d)Amendment No. 2 to Amended and Restated Bylaws. (5)

(e)Amendment No. 3 to Amended and Restated Bylaws. (5)

(4)(a)Specimen Common Stock Certificate. (6)

(b)Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (7)

(c)Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of

January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York

(Delaware) and the Administrative Trustees named therein. (8)

(d)Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)

(e)Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)

(f)Junior Subordinated Debt Security Specimen. (8)

(g)Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (8)

(h)Certain instruments defining the rights of certain holders of long-term debt securities of the

Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10)BancorpSouth, Inc. Change in Control Agreement for Chris A Bagley.*

(31.1)Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101)Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of June 30, 2014 and 2013, and December 31, 2013, (ii) the Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three-month  and six-month periods ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

____________________________

(1)Filed as Annex A to the Company’s registration statement on Form S-4 filed on February 28, 2014 (Registration No. 333-194233) and incorporated by reference thereto.

(2)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.

(3)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(4)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(5)Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (file number 1-12991) and incorporated by reference thereto.

(6)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (file number 0-10826) and incorporated by reference thereto.

(7)Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 333-72712) and incorporated by reference thereto.

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