Form 10-Q
period 2014-09-30
BANCORPSOUTH INC
filed 2014-11-03
CIK 701853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________________________

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

 As of October 30, 2014, the registrant had outstanding 96,093,421 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

TABLE OF CONTENTS

PART I.	Financial Information		Page
	ITEM 1.	Financial Statements
		Consolidated Balance Sheets September 30, 2014 and 2013
		(Unaudited) and December 31, 2013	3
		Consolidated Statements of Income (Unaudited)
		Three Months and Nine Months Ended September 30, 2014 and 2013	4
		Consolidated Statements of Comprehensive Income (Unaudited)
		Three Months and Nine Months ended September 30, 2014 and 2013	5
		Consolidated Statements of Cash Flows (Unaudited)
		Nine Months Ended September 30, 2014 and 2013	6
		Notes to Consolidated Financial Statements (Unaudited)	7
	ITEM 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	42
	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	80
	ITEM 4.	Controls and Procedures	80

PART II.	Other Information
	ITEM 1.	Legal Proceedings	80
	ITEM 1A.	Risk Factors	81
	ITEM 5.	Other Information	82
	ITEM 6.	Exhibits	82

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
	2014	2013	2013
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$ 169,226	$ 208,961	$ 199,464
Interest bearing deposits with other banks	70,408	319,462	361,401
Available-for-sale securities, at fair value	2,211,462	2,466,989	2,554,156
Loans and leases	9,546,250	8,993,888	8,806,392
Less: Unearned income	35,708	35,873	33,277
Allowance for credit losses	143,950	153,236	153,974
Net loans and leases	9,366,592	8,804,779	8,619,141
Loans held for sale ($137,005 at fair value at September 30, 2014)	137,005	69,593	77,114
Premises and equipment, net	307,497	315,260	314,441
Accrued interest receivable	42,311	42,150	43,034
Goodwill	291,498	286,800	275,173
Other identifiable intangibles	25,619	26,079	15,179
Bank-owned life insurance	243,827	239,434	236,969
Other real estate owned	42,691	69,338	76,853
Other assets	163,421	180,888	143,228
TOTAL ASSETS	$ 13,071,557	$ 13,029,733	$ 12,916,153

LIABILITIES
Deposits:
Demand: Noninterest bearing	$ 2,811,156	$ 2,644,592	$ 2,597,762
Interest bearing	4,498,275	4,582,450	4,493,359
Savings	1,311,874	1,234,130	1,220,227
Other time	2,080,232	2,312,664	2,406,598
Total deposits	10,701,537	10,773,836	10,717,946
Federal funds purchased and securities
sold under agreement to repurchase	431,428	421,028	418,623
Short-term Federal Home Loan Bank borrowings
and other short-term borrowing	2,000	-	-
Accrued interest payable	3,894	4,836	5,156
Junior subordinated debt securities	23,198	31,446	31,446
Long-term debt	81,742	81,714	83,500
Other liabilities	217,215	203,743	178,871
TOTAL LIABILITIES	11,461,014	11,516,603	11,435,542

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 96,065,021,
95,231,691 and 95,211,602 shares, respectively	240,165	238,079	238,029
Capital surplus	322,488	312,900	312,798
Accumulated other comprehensive loss	(15,513)	(29,959)	(39,389)
Retained earnings	1,063,403	992,110	969,173
TOTAL SHAREHOLDERS' EQUITY	1,610,543	1,513,130	1,480,611
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 13,071,557	$ 13,029,733	$ 12,916,153

 (1)  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$ 102,681	$ 98,836	$ 301,387	$ 296,452
Deposits with other banks	68	310	431	1,395
Available-for-sale securities:
Taxable	6,646	8,218	21,326	25,323
Tax-exempt	3,607	3,866	10,991	11,737
Loans held for sale	920	731	1,885	2,090
Total interest revenue	113,922	111,961	336,020	336,997

INTEREST EXPENSE:
Deposits:
Interest bearing demand	1,956	2,061	5,781	7,609
Savings	410	383	1,203	1,318
Other time	5,083	7,271	16,222	22,983
Federal funds purchased and securities sold
under agreement to repurchase	84	80	242	213
Long-term debt	612	501	1,860	1,204
Junior subordinated debt	164	1,424	494	7,141
Other	-	-	1	(3)
Total interest expense	8,309	11,720	25,803	40,465
Net interest revenue	105,613	100,241	310,217	296,532
Provision for credit losses	-	500	-	7,500
Net interest revenue, after provision for
credit losses	105,613	99,741	310,217	289,032

NONINTEREST REVENUE:
Mortgage lending	6,938	5,134	19,421	35,372
Credit card, debit card and merchant fees	8,972	8,834	25,382	24,681
Deposit service charges	13,111	13,679	38,084	39,335
Security gains (losses), net	18	(5)	19	17
Insurance commissions	29,246	23,800	89,466	76,303
Wealth management	5,961	6,057	17,705	17,646
Other	5,032	5,015	15,556	16,587
Total noninterest revenue	69,278	62,514	205,633	209,941

NONINTEREST EXPENSE:
Salaries and employee benefits	77,453	73,532	231,077	231,230
Occupancy, net of rental income	10,313	10,360	30,845	31,174
Equipment	4,205	4,555	12,873	14,088
Deposit insurance assessments	2,125	3,325	5,760	9,068
Voluntary early retirement expense	-	-	-	10,850
Write-off and amortization of bond
issue cost	12	2,907	36	2,983
Other	39,591	34,718	107,769	107,626
Total noninterest expense	133,699	129,397	388,360	407,019
Income before income taxes	41,192	32,858	127,490	91,954
Income tax expense	12,414	8,001	39,400	25,537
Net income	$ 28,778	$ 24,857	$ 88,090	$ 66,417

Earnings per share: Basic	$ 0.30	$ 0.26	$ 0.92	$ 0.70
Diluted	$ 0.30	$ 0.26	$ 0.92	$ 0.70

Dividends declared per common share	$ 0.08	$ 0.05	$ 0.18	$ 0.07

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands)
Net income	$ 28,778	$ 24,857	$ 88,090	$ 66,417

Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on securities	(928)	(881)	13,079	(33,220)
Pension and other postretirement benefits	455	825	1,367	2,477
Other comprehensive (loss) income, net of tax	(473)	(56)	14,446	(30,743)
Comprehensive income	$ 28,305	$ 24,801	$ 102,536	$ 35,674

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
	September 30,
	2014	2013

	(In thousands)
Operating Activities:
Net income	$ 88,090	$ 66,417
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	-	7,500
Depreciation and amortization	20,336	19,874
Deferred taxes	(1,939)	(3,002)
Amortization of intangibles	3,332	2,151
Amortization of debt securities premium and discount, net	9,921	11,514
Share-based compensation expense	1,480	2,017
Security gains, net	(19)	(17)
Net deferred loan origination expense	(5,199)	(5,845)
Excess tax benefit from exercise of stock options	1,248	68
(Increase) decrease in interest receivable	(161)	1,322
Decrease in interest payable	(942)	(984)
Realized gain on mortgages sold	(24,543)	(42,343)
Proceeds from mortgages sold	781,368	1,301,266
Origination of mortgages held for sale	(793,850)	(1,202,701)
Loss on other real estate owned, net	10,485	5,325
Increase in bank-owned life insurance	(5,599)	(5,849)
Decrease in prepaid pension asset	4,244	15,175
Other, net	21,692	(11,985)
Net cash provided by operating activities	109,944	159,903
Investing activities:
Proceeds from calls and maturities of available-for-sale securities	426,015	408,824
Purchases of available-for-sale securities	(160,387)	(617,203)
Net increase in loans and leases	(599,310)	(169,671)
Purchases of premises and equipment	(12,685)	(18,077)
Proceeds from sale of premises and equipment	336	3,047
Purchase of bank-owned life insurance, net of proceeds from death benefits	1,206	-
Acquisition of Insurance agency	(5,060)	-
Proceeds from sale of other real estate owned	28,366	41,617
Other, net	(12)	108
Net cash used in investing activities	(321,531)	(351,355)
Financing activities:
Net decrease in deposits	(72,299)	(370,200)
Net increase in short-term debt and other liabilities	10,388	4,000
Advances of long-term debt	8,000	50,000
Repayment of long-term debt	(5,972)	-
Redemption of junior subordinated debt	(8,248)	(128,866)
Issuance of common stock	9,621	459
Repurchase of common stock	(675)	-
Excess tax benefit from exercise of stock options	(1,248)	(68)
Payment of cash dividends	(16,769)	(6,622)
Net cash used in financing activities	(77,202)	(451,297)

Decrease in cash and cash equivalents	(288,789)	(642,749)
Cash and cash equivalents at beginning of period	528,423	1,203,614
Cash and cash equivalents at end of period	$ 239,634	$ 560,865

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.  Certain 2013 amounts have been reclassified to conform with the 2014 presentation.

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

	September 30,		December 31,
	2014	2013	2013

	(In thousands)

Commercial and industrial	$ 1,721,208	$ 1,510,035	$ 1,538,302
Real estate
Consumer mortgages	2,191,265	1,931,171	1,976,073
Home equity	518,263	490,361	494,339
Agricultural	242,023	234,547	234,576
Commercial and industrial-owner occupied	1,508,679	1,422,077	1,473,320
Construction, acquisition and development	819,636	723,609	741,458
Commercial real estate	1,916,577	1,795,352	1,846,039
Credit cards	109,464	105,112	111,328
All other	519,135	594,128	578,453
Total	$ 9,546,250	$ 8,806,392	$ 8,993,888

The following table shows the Company’s loans and leases, net of unearned income, as of September 30, 2014 by segment, class and geographical location:

	Alabama				Greater			Corporate
	and Florida				Memphis		Texas and	Banking
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	and Other	Total
	(In thousands)
Commercial and industrial	$ 78,447	$ 184,004	$ 295,398	$ 21,656	$ 22,151	$ 87,812	$ 301,052	$ 723,492	$ 1,714,012
Real estate
Consumer mortgages	179,069	276,898	709,536	68,573	111,936	166,424	541,041	137,788	2,191,265
Home equity	70,133	40,706	168,679	21,146	70,006	80,539	64,831	2,223	518,263
Agricultural	7,204	73,145	55,899	3,065	13,757	11,895	72,511	4,547	242,023
Commercial and industrial-owner occupied	177,765	169,198	463,012	66,224	91,349	90,381	319,516	131,234	1,508,679
Construction, acquisition and development	120,547	71,224	214,651	21,009	74,120	116,058	173,894	28,133	819,636
Commercial real estate	273,560	329,167	281,569	198,130	108,243	110,457	427,991	187,460	1,916,577
Credit cards	-	-	-	-	-	-	-	109,464	109,464
All other	27,508	41,794	127,743	3,453	35,378	34,717	72,335	147,695	490,623
Total	$ 934,233	$ 1,186,136	$ 2,316,487	$ 403,256	$ 526,940	$ 698,283	$ 1,973,171	$ 1,472,036	$ 9,510,542

* Excludes the Greater Memphis Area.

The Company’s loan concentrations which exceed 10% of total loans are reflected in the preceding tables.  A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located.  The Company’s loan policy generally prohibits the use of interest reserves on loans originated after March 2010.  Certain of the construction, acquisition and development loans were structured with interest-only terms.  A portion of the consumer mortgage and commercial real estate portfolios originated through the permanent financing of construction, acquisition and development loans.  Future economic distress could negatively impact borrowers’ and guarantors’ ability to repay their debt which would make more of the Company’s loans collateral dependent.

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at September 30, 2014 and December 31, 2013:

	September 30, 2014
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 2,332	$ 1,726	$ 777	$ 4,835	$ 1,709,177	$ 1,714,012	$ 60
Real estate
Consumer mortgages	10,742	4,143	11,435	26,320	2,164,945	2,191,265	1,590
Home equity	1,573	455	309	2,337	515,926	518,263	20
Agricultural	186	20	350	556	241,467	242,023	-
Commercial and industrial-owner occupied	3,340	310	1,923	5,573	1,503,106	1,508,679	-
Construction, acquisition and development	1,610	78	818	2,506	817,130	819,636	-
Commercial real estate	1,014	1	877	1,892	1,914,685	1,916,577	-
Credit cards	483	216	256	955	108,509	109,464	255
All other	1,037	218	176	1,431	489,192	490,623	-
Total	$ 22,317	$ 7,167	$ 16,921	$ 46,405	$ 9,464,137	$ 9,510,542	$ 1,925

	December 31, 2013
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 3,122	$ 310	$ 601	$ 4,033	$ 1,525,216	$ 1,529,249	$ 27
Real estate
Consumer mortgages	12,244	4,703	12,579	29,526	1,946,547	1,976,073	888
Home equity	1,860	869	740	3,469	490,870	494,339	-
Agricultural	319	206	883	1,408	233,168	234,576	-
Commercial and industrial-owner occupied	4,256	1,230	4,585	10,071	1,463,249	1,473,320	-
Construction, acquisition and development	2,557	2,658	7,005	12,220	729,238	741,458	-
Commercial real estate	5,597	321	2,539	8,457	1,837,582	1,846,039	311
Credit cards	455	235	350	1,040	110,288	111,328	-
All other	1,985	296	264	2,545	549,088	551,633	-
Total	$ 32,395	$ 10,828	$ 29,546	$ 72,769	$ 8,885,246	$ 8,958,015	$ 1,226

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at September 30, 2014 and December 31, 2013:

	September 30, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,685,887	$ 994	$ 25,536	$ 341	$ -	$ 1,254	$ 1,714,012
Real estate
Consumer mortgages	2,098,275	-	88,742	-	-	4,248	2,191,265
Home equity	507,884	-	9,752	-	-	627	518,263
Agricultural	227,546	500	13,711	-	-	266	242,023
Commercial and industrial-owner occupied	1,443,345	3,685	57,572	142	-	3,935	1,508,679
Construction, acquisition and development	776,197	255	39,310	342	-	3,532	819,636
Commercial real estate	1,850,212	-	57,393	189	-	8,783	1,916,577
Credit cards	109,464	-	-	-	-	-	109,464
All other	471,065	-	19,382	-	-	176	490,623
Total	$ 9,169,875	$ 5,434	$ 311,398	$ 1,014	$ -	$ 22,821	$ 9,510,542

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,495,972	$ 978	$ 30,886	$ 99	$ -	$ 1,314	$ 1,529,249
Real estate
Consumer mortgages	1,859,094	1,531	108,615	427	-	6,406	1,976,073
Home equity	478,283	250	14,570	96	-	1,140	494,339
Agricultural	214,728	779	18,187	-	-	882	234,576
Commercial and industrial-owner occupied	1,409,757	116	50,853	849	-	11,745	1,473,320
Construction, acquisition and development	674,299	1,459	49,401	587	-	15,712	741,458
Commercial real estate	1,751,553	386	76,199	420	-	17,481	1,846,039
Credit cards	111,328	-	-	-	-	-	111,328
All other	538,467	71	12,832	-	-	263	551,633
Total	$ 8,533,481	$ 5,570	$ 361,543	$ 2,478	$ -	$ 54,943	$ 8,958,015
(1) Impaired loans are shown exclusive of accruing troubled debt restructurings ("TDRs").

The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class as of and for the three months and nine months ended September 30, 2014 and as of and for the year ended December 31, 2013:

	September 30, 2014
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Nine months	Three months	Nine months
	Investment	Balance of	Allowance	ended	ended	ended	ended
	in Impaired	Impaired	for Credit	September 30,	September 30,	September 30,	September 30,
	Loans	Loans	Losses	2014	2014	2014	2014
	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,254	$ 1,254	$ -	$ 1,261	$ 1,281	$ 16	$ 43
Real estate:
Consumer mortgages	3,523	4,377	-	3,939	4,472	13	50
Home equity	212	212	-	213	217	-	3
Agricultural	266	266	-	311	436	-	2
Commercial and industrial-owner occupied	2,809	3,940	-	3,438	4,677	16	49
Construction, acquisition and development	3,532	4,974	-	4,689	6,784	16	58
Commercial real estate	4,348	6,100	-	4,852	8,828	32	113
All other	176	318	-	178	192	2	6
Total	$ 16,120	$ 21,441	$ -	$ 18,881	$ 26,887	$ 95	$ 324

With an allowance:
Commercial and industrial	$ -	$ -	$ -	$ -	$ 19	$ -	$ -
Real estate:
Consumer mortgages	725	725	143	1,085	1,239	7	26
Home equity	415	415	76	-	-	-	-
Agricultural	-	-	-	12	57	-	-
Commercial and industrial-owner occupied	1,126	1,126	256	1,122	1,299	6	17
Construction, acquisition and development	-	-	-	600	721	-	-
Commercial real estate	4,435	4,643	764	4,460	5,924	15	80
All other	-	-	-	-	7	-	-
Total	$ 6,701	$ 6,909	$ 1,239	$ 7,279	$ 9,266	$ 28	$ 123

Total:
Commercial and industrial	$ 1,254	$ 1,254	$ -	$ 1,261	$ 1,300	$ 16	$ 43
Real estate:
Consumer mortgages	4,248	5,102	143	5,024	5,711	20	76
Home equity	627	627	76	213	217	-	3
Agricultural	266	266	-	323	493	-	2
Commercial and industrial-owner occupied	3,935	5,066	256	4,560	5,976	22	66
Construction, acquisition and development	3,532	4,974	-	5,289	7,505	16	58
Commercial real estate	8,783	10,743	764	9,312	14,752	47	193
All other	176	318	-	178	199	2	6
Total	$ 22,821	$ 28,350	$ 1,239	$ 26,160	$ 36,153	$ 123	$ 447

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,314	$ 1,314	$ -	$ 2,578	$ 16
Real estate:
Consumer mortgages	5,744	6,591	-	8,943	54
Home equity	712	712	-	933	5
Agricultural	882	1,472	-	3,286	4
Commercial and industrial-owner occupied	9,938	12,681	-	8,150	76
Construction, acquisition and development	11,549	13,497	-	25,877	103
Commercial real estate	13,562	23,233	-	24,185	173
All other	263	405	-	655	6
Total	$ 43,964	$ 59,905	$ -	$ 74,607	$ 437

With an allowance:
Commercial and industrial	$ -	$ -	$ 305	$ 590	$ -
Real estate:
Consumer mortgages	662	662	309	3,417	31
Home equity	428	428	37	444	3
Agricultural	-	-	15	402	2
Commercial and industrial-owner occupied	1,807	1,807	739	4,735	54
Construction, acquisition and development	4,163	5,393	1,599	7,989	67
Commercial real estate	3,919	3,919	1,138	11,280	51
All other	-	-	4	-	-
Total	$ 10,979	$ 12,209	$ 4,146	$ 28,857	$ 208

Total:
Commercial and industrial	$ 1,314	$ 1,314	$ 305	$ 3,168	$ 16
Real estate:
Consumer mortgages	6,406	7,253	309	12,360	85
Home equity	1,140	1,140	37	1,377	8
Agricultural	882	1,472	15	3,688	6
Commercial and industrial-owner occupied	11,745	14,488	739	12,885	130
Construction, acquisition and development	15,712	18,890	1,599	33,866	170
Commercial real estate	17,481	27,152	1,138	35,465	224
All other	263	405	4	655	6
Total	$ 54,943	$ 72,114	$ 4,146	$ 103,464	$ 645

The following tables provide details regarding impaired loans and leases, net of unearned income, which include accruing troubled debt restructurings (TDRs), by segment and class as of and for the three months and nine months ended September 30, 2014 and as of and for the year ended December 31, 2013:

	September 30, 2014
	Recorded	Unpaid Principal		Average Recorded Investment		Interest Income Recognized
	Investment	Balance of	Related	Three months	Nine months	Three months	Nine months
	in Impaired	Impaired Loans	Allowance	ended	ended	ended	ended
	Loans and	and	for Credit	September 30,	September 30,	September 30,	September 30,
	Accruing TDRs	Accruing TDRs	Losses	2014	2014	2014	2014
	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,254	$ 1,254	$ -	$ 1,261	$ 1,281	$ 16	$ 43
Real estate:
Consumer mortgages	3,523	4,377	-	3,939	4,472	13	50
Home equity	212	212	-	213	217	-	2
Agricultural	266	266	-	311	436	-	2
Commercial and industrial-owner occupied	2,808	3,940	-	3,438	4,677	16	49
Construction, acquisition and development	3,532	4,974	-	4,689	6,784	16	58
Commercial real estate	4,349	6,100	-	4,852	8,828	32	113
All other	176	318	-	178	192	2	6
Total	$ 16,120	$ 21,441	$ -	$ 18,881	$ 26,887	$ 95	$ 323
With an allowance:
Commercial and industrial	$ 806	$ 807	$ 88	$ 584	$ 1,074	$ 8	$ 39
Real estate:
Consumer mortgages	3,643	3,867	785	3,400	3,960	30	97
Home equity	433	443	78	12	18	-	1
Agricultural	9	9	3	15	405	-	11
Commercial and industrial-owner occupied	5,614	5,821	415	5,091	6,936	44	187
Construction, acquisition and development	1,627	1,876	57	2,241	2,677	14	55
Commercial real estate	6,933	7,355	1,145	6,947	8,465	41	166
Credit card	1,135	1,135	61	1,182	1,387	118	261
All other	245	281	30	211	140	2	4
Total	$ 20,445	$ 21,594	$ 2,662	$ 19,683	$ 25,062	$ 257	$ 821
Total:
Commercial and industrial	$ 2,060	$ 2,061	$ 88	$ 1,845	$ 2,355	$ 24	$ 82
Real estate:
Consumer mortgages	7,166	8,244	785	7,339	8,432	43	147
Home equity	645	655	78	225	235	-	3
Agricultural	275	275	3	326	841	-	13
Commercial and industrial-owner occupied	8,422	9,761	415	8,529	11,613	60	236
Construction, acquisition and development	5,159	6,850	57	6,930	9,461	30	113
Commercial real estate	11,282	13,455	1,145	11,799	17,293	73	279
Credit card	1,135	1,135	61	1,182	1,387	118	261
All other	421	599	30	389	332	4	10
Total	$ 36,565	$ 43,035	$ 2,662	$ 38,564	$ 51,949	$ 352	$ 1,144

	December 31, 2013
	Recorded	Unpaid Principal
	Investment	Balance of	Related
	in Impaired	Impaired Loans	Allowance	Average	Interest
	Loans and	and	for Credit	Recorded	Income
	Accruing TDRs	Accruing TDRs	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,314	$ 1,314	$ -	$ 2,579	$ 16
Real estate:
Consumer mortgages	5,744	6,591	-	8,943	54
Home equity	712	712	-	933	5
Agricultural	882	1,472	-	3,286	4
Commercial and industrial-owner occupied	9,938	12,681	-	8,150	76
Construction, acquisition and development	11,549	13,497	-	25,877	103
Commercial real estate	13,562	23,233	-	24,185	173
All other	263	405	-	655	6
Total	$ 43,964	$ 59,905	$ -	$ 74,608	$ 437

With an allowance:
Commercial and industrial	$ 937	$ 937	$ 415	$ 975	$ 14
Real estate:
Consumer mortgages	4,151	4,378	771	6,921	164
Home equity	438	438	-	444	2
Agricultural	625	639	43	871	21
Commercial and industrial-owner occupied	9,590	9,997	1,371	11,895	350
Construction, acquisition and development	10,897	13,933	1,554	15,181	320
Commercial real estate	12,619	12,887	1,604	15,140	224
Credit cards	1,639	1,639	51	2,018	202
All other	1,307	1,310	198	646	24
Total	$ 42,203	$ 46,158	$ 6,007	$ 54,091	$ 1,321

Total:
Commercial and industrial	$ 2,251	$ 2,251	$ 415	$ 3,554	$ 30
Real estate:
Consumer mortgages	9,895	10,969	771	15,864	218
Home equity	1,150	1,150	-	1,377	7
Agricultural	1,507	2,111	43	4,157	25
Commercial and industrial-owner occupied	19,528	22,678	1,371	20,045	426
Construction, acquisition and development	22,446	27,430	1,554	41,058	423
Commercial real estate	26,181	36,120	1,604	39,325	397
Credit cards	1,639	1,639	51	2,018	202
All other	1,570	1,715	198	1,301	30
Total	$ 86,167	$ 106,063	$ 6,007	$ 128,699	$ 1,758

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables (“FASB ASC 310”), are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired exclusive of accruing TDRs at September 30, 2014 and December 31, 2013 was $22.8 million and $54.9 million, respectively.  At September 30, 2014 and December 31, 2013, $6.7 million and $11.0 million, respectively, of those impaired loans had a valuation allowance of $1.2 million and $4.1 million, respectively.  The remaining balance of impaired loans of $16.1 million and $44.0 million at September 30, 2014 and December 31, 2013, respectively, were charged down to fair value, less estimated selling costs which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as TDRs totaled $4.6 million and $19.1 million at September 30, 2014 and December 31, 2013, respectively.  The average recorded investment in impaired loans was $26.2 million and $36.2 million for the three months and nine months ended September 30, 2014, respectively, and $103.5 million for the year ended December 31, 2013.

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

	September 30,		December 31,
	2014	2013	2013

	(In thousands)

Non-accrual loans and leases	$ 54,612	$ 121,353	$ 92,173
Loans and leases 90 days or more past due, still accruing	1,925	1,479	1,226
Restructured loans and leases still accruing	12,398	21,502	27,007
Total non-performing loans and leases	$ 68,935	$ 144,334	$ 120,406

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At September 30, 2014, the Company’s geographic NPL distribution was concentrated primarily in its Alabama, Mississippi and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	September 30,		December 31,
	2014	2013	2013

	(In thousands)
Commercial and industrial	$ 2,786	$ 5,498	$ 3,079
Real estate
Consumer mortgages	23,408	30,569	25,645
Home equity	2,073	3,287	3,695
Agricultural	638	4,086	1,260
Commercial and industrial-owner occupied	7,495	18,138	18,568
Construction, acquisition and development	6,070	26,127	17,567
Commercial real estate	11,102	31,468	20,972
Credit cards	168	196	119
All other	872	1,984	1,268
Total	$ 54,612	$ 121,353	$ 92,173

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  Other conditions that warrant a loan being considered a TDR include reductions in interest rates to below market rates due to bankruptcy plans or by the bank in an attempt to assist the borrower in working through liquidity problems.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as nonaccrual loans may generally be returned to accrual status in periods after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower in accordance with the terms of the restructured loan and the interest rate at the time of restructure was at or above market for a comparable loan.  During the third quarter of 2014, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

The following tables summarize the financial effect of TDRs recorded during the periods indicated:

	Three months ended September 30, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Real estate
Consumer mortgages	6	$ 853	$ 829
Commercial real estate	2	552	643
All other	1	102	102
Total	9	$ 1,507	$ 1,574

	Nine months ended September 30, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial and industrial	5	$ 613	$ 613
Real estate
Consumer mortgages	25	4,049	3,494
Home equity	2	31	30
Agricultural	1	10	10
Commercial and industrial-owner occupied	7	1,997	1,704
Construction, acquisition and development	1	878	878
Commercial real estate	6	1,427	1,519
All other	12	262	260
Total	59	$ 9,267	$ 8,508

	Year ended December 31, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	3	$ 919	$ 919
Real estate
Consumer mortgages	23	1,843	1,840
Home equity	2	25	10
Commercial and industrial-owner occupied	8	3,821	3,815
Construction, acquisition and development	15	3,071	2,826
Commercial real estate	4	1,574	1,570
All other	5	1,160	1,161
Total	60	$ 12,413	$ 12,141

The tables below summarize TDRs within the previous 12 months for which there was a payment default during the period indicated (i.e., 30 days or more past due at any given time during the period indicated).

	Three months ended September 30, 2014
	Number of	Recorded
	Contracts	Investment

	(Dollars in thousands)
Real estate
Consumer mortgages	2	$ 120
Commercial real estate	4	187
All other	2	31
Total	8	$ 338

	Nine months ended September 30, 2014
	Number of	Recorded
	Contracts	Investment

	(Dollars in thousands)
Real estate
Consumer mortgages	4	$ 201
Construction, acquisition and development	2	279
Commercial real estate	4	187
All other	3	36
Total	13	$ 703

	Year ended December 31, 2013
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	3	$ 129
Real estate
Consumer mortgages	9	823
Commercial and industrial-owner occupied	6	877
Construction, acquisition and development	3	1,874
Commercial real estate	4	3,625
All other	1	1
Total	26	$ 7,329

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Nine months ended
	September 30, 2014
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 18,376	$ (1,367)	$ 2,000	$ 2,319	$ 21,328
Real estate
Consumer mortgages	39,525	(5,137)	2,446	4,594	41,428
Home equity	5,663	(1,266)	523	4,720	9,640
Agricultural	2,800	(761)	80	1,579	3,698
Commercial and industrial-owner occupied	17,059	(3,371)	896	2,673	17,257
Construction, acquisition and development	11,828	(3,165)	2,837	(1,326)	10,174
Commercial real estate	43,853	(1,332)	835	(20,155)	23,201
Credit cards	3,782	(1,779)	382	3,470	5,855
All other	10,350	(1,997)	890	2,126	11,369
Total	$ 153,236	$ (20,175)	$ 10,889	$ -	$ 143,950

	Year ended
	December 31, 2013
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period

	(In thousands)
Commercial and industrial	$ 23,286	$ (4,672)	$ 3,517	$ (3,755)	$ 18,376
Real estate
Consumer mortgages	35,966	(9,159)	5,067	7,651	39,525
Home equity	6,005	(1,469)	607	520	5,663
Agricultural	3,301	(736)	215	20	2,800
Commercial and industrial-owner occupied	20,178	(3,855)	2,724	(1,988)	17,059
Construction, acquisition and development	21,905	(6,745)	4,682	(8,014)	11,828
Commercial real estate	40,081	(10,341)	4,978	9,135	43,853
Credit cards	3,611	(2,316)	629	1,858	3,782
All other	10,133	(2,899)	1,043	2,073	10,350
Total	$ 164,466	$ (42,192)	$ 23,462	$ 7,500	$ 153,236

	Nine months ended
	September 30, 2013
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 23,286	$ (3,835)	$ 2,156	$ (2,275)	$ 19,332
Real estate
Consumer mortgages	35,966	(7,724)	3,332	4,793	36,367
Home equity	6,005	(1,182)	510	327	5,660
Agricultural	3,301	(498)	181	(182)	2,802
Commercial and industrial-owner occupied	20,178	(2,814)	1,990	(1,640)	17,714
Construction, acquisition and development	21,905	(4,961)	2,199	(6,218)	12,925
Commercial real estate	40,081	(9,302)	4,194	9,815	44,788
Credit cards	3,611	(1,757)	496	1,232	3,582
All other	10,133	(1,791)	814	1,648	10,804
Total	$ 164,466	$ (33,864)	$ 15,872	$ 7,500	$ 153,974

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated::

	September 30, 2014
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 1,254	$ -	$ 21,328	$ 21,328
Real estate
Consumer mortgages	4,248	143	41,285	41,428
Home equity	627	76	9,564	9,640
Agricultural	266	-	3,698	3,698
Commercial and industrial-owner occupied	3,935	256	17,001	17,257
Construction, acquisition and development	3,532	-	10,174	10,174
Commercial real estate	8,783	764	22,437	23,201
Credit cards	-	-	5,855	5,855
All other	176	-	11,369	11,369
Total	$ 22,821	$ 1,239	$ 142,711	$ 143,950

	December 31, 2013
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 1,314	$ 305	$ 18,071	$ 18,376
Real estate
Consumer mortgages	6,406	309	39,216	39,525
Home equity	1,140	37	5,626	5,663
Agricultural	882	15	2,785	2,800
Commercial and industrial-owner occupied	11,745	739	16,320	17,059
Construction, acquisition and development	15,712	1,599	10,229	11,828
Commercial real estate	17,481	1,138	42,715	43,853
Credit cards	-	-	3,782	3,782
All other	263	4	10,346	10,350
Total	$ 54,943	$ 4,146	$ 149,090	$ 153,236

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.  As a result of the Company individually evaluating loans of $500,000 or more that are 60 or more days past due for impairment, further review of remaining loans collectively, as well as the corresponding potential allowance, would be immaterial in the opinion of management.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in OREO for the periods indicated:

	Nine months ended		Year ended
	September 30,		December 31,
	2014	2013	2013

	(In thousands)
Balance at beginning of period	$ 69,338	$ 103,248	$ 103,248
Additions to foreclosed properties
New foreclosed properties	12,475	21,397	29,265
Reductions in foreclosed properties
Sales	(33,465)	(42,785)	(57,057)
Writedowns	(5,657)	(5,007)	(6,118)
Balance at end of period	$ 42,691	$ 76,853	$ 69,338

The following tables present the OREO by geographical location, segment and class as of the dates indicated:

	September 30, 2014
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total

	(In thousands)
Commercial and industrial	$ 84	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 84
Real estate
Consumer mortgages	809	97	1,777	-	-	173	29	-	2,885
Home equity	-	-	188	-	-	-	-	-	188
Agricultural	-	-	216	-	462	-	-	-	678
Commercial and industrial-owner occupied	-	-	2,456	-	601	238	60	-	3,355
Construction, acquisition and development	8,318	83	9,957	37	12,156	2,817	140	-	33,508
Commercial real estate	796	288	646	-	-	121	-	-	1,851
All other	-	-	142	-	-	-	-	-	142
Total	$ 10,007	$ 468	$ 15,382	$ 37	$ 13,219	$ 3,349	$ 229	$ -	$ 42,691
* Excludes the Greater Memphis Area.

	December 31, 2013
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$ 223	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 223
Real estate
Consumer mortgages	1,613	309	1,532	33	132	210	-	108	3,937
Home equity	442	-	-	-	-	-	-	-	442
Agricultural	907	-	216	-	1,084	930	-	-	3,137
Commercial and industrial-owner occupied	33	32	1,002	-	449	25	105	-	1,646
Construction, acquisition and development	15,667	631	11,631	1,059	22,696	5,174	257	158	57,273
Commercial real estate	353	316	569	-	980	-	140	-	2,358
All other	84	1	82	-	28	-	94	33	322
Total	$ 19,322	$ 1,289	$ 15,032	$ 1,092	$ 25,369	$ 6,339	$ 596	$ 299	$ 69,338
* Excludes the Greater Memphis Area.

	September 30, 2013
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$ 251	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 251
Real estate
Consumer mortgages	1,886	634	1,876	-	543	186	60	108	5,293
Home equity	442	58	-	-	-	175	-	-	675
Agricultural	907	-	216	-	1,153	1,835	-	-	4,111
Commercial and industrial-owner occupied	246	112	1,118	-	348	-	105	-	1,929
Construction, acquisition and development	15,820	741	11,749	400	24,941	7,680	57	242	61,630
Commercial real estate	352	316	569	-	980	150	140	-	2,507
All other	-	58	132	98	28	14	94	33	457
Total	$ 19,904	$ 1,919	$ 15,660	$ 498	$ 27,993	$ 10,040	$ 456	$ 383	$ 76,853
* Excludes the Greater Memphis Area.

The Company incurred total foreclosed property expenses of $5.7 million and $3.3 million for the three months ended September 30, 2014 and 2013, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $4.9 million and $2.1 million for the three months ended September 30, 2014 and 2013, respectively.   The Company incurred total foreclosed property expenses of $12.5 million and $8.9 million for the nine months ended September 30, 2014 and 2013, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $10.5 million and $5.3 million for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 5 – SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of September 30, 2014 and 2013, respectively, and December 31, 2013 follows:

	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,236,827	$ 5,129	$ 3,868	$ 1,238,088
Government agency issued residential
mortgage-backed securities	214,804	4,675	731	218,748
Government agency issued commercial
mortgage-backed securities	240,702	1,788	5,165	237,325
Obligations of states and political subdivisions	484,691	24,794	181	509,304
Other	6,856	1,141	-	7,997
Total	$ 2,183,880	$ 37,527	$ 9,945	$ 2,211,462

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,455,417	$ 9,065	$ 6,133	$ 1,458,349
Government agency issued residential
mortgage-backed securities	249,682	3,118	2,566	250,234
Government agency issued commercial
mortgage-backed securities	239,313	1,773	10,174	230,912
Obligations of states and political subdivisions	509,255	12,883	2,733	519,405
Other	6,941	1,148	-	8,089
Total	$ 2,460,608	$ 27,987	$ 21,606	$ 2,466,989

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,512,554	$ 11,921	$ 5,016	$ 1,519,459
Government agency issued residential
mortgage-backed securities	265,163	4,673	1,469	268,367
Government agency issued commercial
mortgage-backed securities	238,489	2,026	11,103	229,412
Obligations of states and political subdivisions	516,784	14,749	2,644	528,889
Other	6,935	1,094	-	8,029
Total	$ 2,539,925	$ 34,463	$ 20,232	$ 2,554,156

Gross gains of approximately $31,000 and gross losses of approximately $12,000 were recognized on available-for-sale securities during the first nine months of 2014, while gross gains of approximately $43,000 and gross losses of approximately $26,000 were recognized during the first nine months of 2013.

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2014 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	September 30, 2014
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

	(Dollars in thousands)
Maturing in one year or less	$ 343,214	$ 344,815	1.33%
Maturing after one year through five years	1,032,773	1,034,949	1.33
Maturing after five years through ten years	54,434	55,968	4.75
Maturing after ten years	297,953	319,657	6.02
Mortgage-backed securities	455,506	456,073	2.07
Total	$ 2,183,880	$ 2,211,462

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 204,541	$ 435	$ 359,269	$ 3,433	$ 563,810	$ 3,868
Government agency issued residential
mortgage-backed securities	1,052	9	27,809	722	28,861	731
Government agency issued commercial
mortgage-backed securities	2,292	13	203,030	5,152	205,322	5,165
Obligations of states and
political subdivisions	9,868	22	13,958	159	23,826	181
Total	$ 217,753	$ 479	$ 604,066	$ 9,466	$ 821,819	$ 9,945

	December 31, 2013
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 533,326	$ 6,133	$ -	$ -	$ 533,326	$ 6,133
Government agency issued residential
mortgage-backed securities	106,179	2,418	4,407	148	110,586	2,566
Government agency issued commercial
mortgage-backed securities	176,253	8,578	27,225	1,596	203,478	10,174
Obligations of states and
political subdivisions	97,543	2,555	3,663	178	101,206	2,733
Total	$ 913,301	$ 19,684	$ 35,295	$ 1,922	$ 948,596	$ 21,606

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during the first nine months of 2014.

NOTE 6 – PER SHARE DATA

Basic earnings per share (“EPS”) are calculated using the two-class method.  The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic EPS.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase approximately 907,000 and approximately 69,000 shares of Company common stock with a weighted average exercise price of $23.43 and $24.89 per share for the three months and nine months ended September 30, 2014, respectively, were excluded from diluted shares.  There were no antidilutive other equity awards for the three months and nine months ended September 30, 2014.  Weighted-average antidilutive stock options to purchase 1.6 million and 1.8 million shares of Company common stock with a weighted average exercise price of $23.42 and $23.40 per share for the three months and nine months ended September 30, 2013, respectively, were excluded from diluted shares. There were no antidilutive other equity awards for the three months and nine months ended September 30, 2013.  The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended September 30,
	2014			2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 28,778	96,052	$ 0.30	$ 24,857	95,201	$ 0.26
Effect of dilutive share-
based awards	-	322		-	318

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 28,778	96,374	$ 0.30	$ 24,857	95,519	$ 0.26

	Nine months ended September 30,
	2014			2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 88,090	95,906	$ 0.92	$ 66,417	94,991	$ 0.70
Effect of dilutive share-
based awards	-	327		-	236

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 88,090	96,233	$ 0.92	$ 66,417	95,227	$ 0.70

NOTE 7 – COMPREHENSIVE INCOME

The following tables present the components of other comprehensive income (loss) and the related tax effects allocated to each component for the periods indicated:

	Three months ended September 30,
	2014			2013
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized (losses) gains on available-for-	(In thousands)
sale securities:
Unrealized (losses) gains arising during
holding period	$ (1,484)	$ 567	$ (917)	$ (1,439)	$ 554	$ (885)
Reclassification adjustment for
net gains realized in net income (1)	(18)	7	(11)	5	(1)	4
Recognized employee benefit plan
net periodic benefit cost (2)	738	(283)	455	1,337	(512)	825
Other comprehensive (loss) income	$ (764)	$ 291	$ (473)	$ (97)	$ 41	$ (56)
Net income			28,778			24,857
Comprehensive income			$ 28,305			$ 24,801

	Nine months ended September 30,
	2014			2013
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized gains (losses) on available-for-	(In thousands)
sale securities:
Unrealized gains (losses) arising
during holding period	$ 21,221	$ (8,130)	$ 13,091	$ (53,820)	$ 20,610	$ (33,210)
Reclassification adjustment for
net gains realized in net income (1)	(19)	7	(12)	(17)	7	(10)
Recognized employee benefit plan
net periodic benefit cost (2)	2,214	(847)	1,367	4,011	(1,534)	2,477
Other comprehensive income (loss)	$ 23,416	$ (8,970)	$ 14,446	$ (49,826)	$ 19,083	$ (30,743)
Net income			88,090			66,417
Comprehensive income			$ 102,536			$ 35,674

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

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the nine months ended September 30, 2014 were as follows:

	Community	Insurance
	Banking	Agencies	Total

(In thousands)
Balance as of December 31, 2013	$ 217,618	$ 69,182	$ 286,800
Goodwill recorded during the period	-	4,698	4,698
Balance as of September 30, 2014	$ 217,618	$ 73,880	$ 291,498

The goodwill recorded in the Company’s Insurance Agencies reporting segment during the first nine months of 2014 was related to an insurance agency acquired during the second quarter of 2014.

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first nine months of 2014 that indicated the necessity of an earlier goodwill impairment assessment.

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

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	September 30, 2014		December 31, 2013
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:	(In thousands)
Core deposit intangibles	$ 27,801	$ 22,653	$ 27,801	$ 22,256
Customer relationship intangibles	49,639	$ 30,951	46,967	28,329
Non-solicitation intangibles	1,650	$ 555	1,450	242
Total	$ 79,090	$ 54,159	$ 76,218	$ 50,827

Unamortized intangible assets:
Trade names	$ 688	$ -	$ 688	$ -

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$ 130	$ 141	$ 397	$ 441
Customer relationship intangibles	883	507	2,622	1,597
Non-solicitation intangibles	113	38	313	113
Total	$ 1,126	$ 686	$ 3,332	$ 2,151

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2014 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total

Estimated Amortization Expense:	(In thousands)
For year ending December 31, 2014	$ 526	$ 3,492	$ 425	$ 4,443
For year ending December 31, 2015	487	3,134	375	3,996
For year ending December 31, 2016	451	2,673	225	3,349
For year ending December 31, 2017	419	2,380	200	2,999
For year ending December 31, 2018	390	2,009	183	2,582

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands)
Service cost	$ 2,234	$ 2,684	$ 6,702	$ 8,052
Interest cost	2,339	2,053	7,017	6,159
Expected return on assets	(2,634)	(2,743)	(7,902)	(8,229)
Amortization of unrecognized transition amount	5	5	15	15
Recognized prior service cost	(192)	(192)	(576)	(576)
Recognized net loss	926	1,524	2,778	4,572
Net periodic benefit costs	$ 2,678	$ 3,331	$ 8,034	$ 9,993

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

Results of operations and selected financial information by operating segment for the three-month and nine-month periods ended September 30, 2014 and 2013 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended September 30, 2014:
Results of Operations
Net interest revenue	$ 96,726	$ 32	$ 8,855	$ 105,613
Provision for credit losses	(4,001)	-	4,001	-
Net interest revenue after provision for credit losses	100,727	32	4,854	105,613
Noninterest revenue	26,199	29,053	14,026	69,278
Noninterest expense	89,063	24,930	19,706	133,699
Income before income taxes	37,863	4,155	(826)	41,192
Income tax expense (benefit)	11,918	1,677	(1,181)	12,414
Net income	$ 25,945	$ 2,478	$ 355	$ 28,778
Selected Financial Information
Total assets at end of period	$ 9,588,752	$ 207,612	$ 3,275,193	$ 13,071,557
Depreciation and amortization	5,911	1,322	$ 662	7,895

Three months ended September 30, 2013:
Results of Operations
Net interest revenue	$ 93,404	$ 41	$ 6,796	$ 100,241
Provision for credit losses	95	-	405	500
Net interest revenue after provision for credit losses	93,309	41	6,391	99,741
Noninterest revenue	27,443	24,878	10,193	62,514
Noninterest expense	80,733	21,515	27,149	129,397
Income (loss) before income taxes	40,019	3,404	(10,565)	32,858
Income tax expense (benefit)	10,180	1,542	(3,721)	8,001
Net income (loss)	$ 29,839	$ 1,862	$ (6,844)	$ 24,857
Selected Financial Information
Total assets at end of period	$ 9,773,134	$ 186,003	$ 2,957,016	$ 12,916,153
Depreciation and amortization	5,658	858	728	7,244

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total

	(In thousands)
Nine months ended September 30, 2014
Results of Operations
Net interest revenue	$ 284,623	$ 90	$ 25,504	$ 310,217
Provision for credit losses	(3,525)	-	3,525	-
Net interest revenue after provision for credit losses	288,148	90	21,979	310,217
Noninterest revenue	74,136	89,545	41,952	205,633
Noninterest expense	249,582	73,616	65,162	388,360
Income before income taxes	112,702	16,019	(1,231)	127,490
Income tax expense (benefit)	36,224	6,402	(3,226)	39,400
Net income	$ 76,478	$ 9,617	$ 1,995	$ 88,090
Selected Financial Information
Total assets at end of period	$ 9,588,752	$ 207,612	$ 3,275,193	$ 13,071,557
Depreciation and amortization	17,924	3,945	1,799	23,668

Nine months ended September 30, 2013
Results of Operations
Net interest revenue	$ 278,373	$ 131	$ 18,028	$ 296,532
Provision for credit losses	6,334	-	1,166	7,500
Net interest revenue after provision for credit losses	272,039	131	16,862	289,032
Noninterest revenue	80,670	77,202	52,069	209,941
Noninterest expense	248,494	64,913	93,612	407,019
Income (loss) before income taxes	104,215	12,420	(24,681)	91,954
Income tax expense (benefit)	33,830	3,619	(11,912)	25,537
Net income (loss)	$ 70,385	$ 8,801	$ (12,769)	$ 66,417
Selected Financial Information
Total assets at end of period	$ 9,773,134	$ 186,003	$ 2,957,016	$ 12,916,153
Depreciation and amortization	17,174	2,637	2,214	22,025

The increase in income for the General, Corporate and Other division for the nine-months ended September 30, 2014 compared to the same periods in 2013 is mainly due to the voluntary early retirement expense of $10.9 million pre-tax that was recorded during the second quarter of 2013 with no similar expenses recorded during the second quarter of 2014.

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

	September 30,		December 31,
	2014	2013	2013

	(Dollars in thousands)
Unpaid principal balance	$ 5,649,897	$ 5,543,619	$ 5,577,325
Weighted-average prepayment speed (CPR)	10.6	11.4	10.3
Discount rate (annual percentage)	9.8	10.3	10.3
Weighted-average coupon interest rate (percentage)	4.1	4.2	4.2
Weighted-average remaining maturity (months)	313.0	308.0	310.0
Weighted-average servicing fee (basis points)	26.5	26.7	26.6

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

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2014	2013

	(In thousands)
Fair value as of January 1	$ 54,662	$ 37,882
Additions:
Origination of servicing assets	6,425	12,106
Changes in fair value:
Due to payoffs/paydowns	(4,313)	(5,004)
Due to change in valuation inputs or assumptions
used in the valuation model	(3,010)	6,049
Other changes in fair value	(5)	(8)
Fair value as of September 30	$ 53,759	$ 51,025

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $3.8 million and $3.7 million and late and other ancillary fees of approximately $293,000 and $335,000 for the three months ended September 30, 2014 and 2013, respectively.  The Company recorded contractual servicing fees of $11.3 million and $10.8 million and late and other ancillary fees of approximately $933,000 and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS AND OFFSETTING ASSETS AND LIABILITIES

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At September 30, 2014, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $159.3 million with a carrying value and fair value reflecting a loss of approximately $291,000.  At September 30, 2013, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $120.7 million with a carrying value and fair value reflecting a loss of $2.2 million.  At September 30, 2014, the notional amount of commitments to fund individual fixed-rate mortgage loans was $84.1 million with a carrying value and fair value reflecting a gain of $2.1 million.  At September 30, 2013, the notional amount of commitments to fund individual fixed-rate mortgage loans was $88.5 million with a carrying value and fair value reflecting a gain of $2.3 million.

The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of September 30, 2014, the notional amount of customer related derivative financial instruments was $329.2 million with an average maturity of 53 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.  As of September 30, 2013, the notional amount of customer related derivative financial instruments was $483.0 million with an average maturity of 55 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.

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

The following tables present components of financial instruments eligible for offsetting for the periods indicated:

	September 30, 2014
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 2,180	$ -	$ 2,180	$ -	$ -	$ 2,180
Loan/lease interest rate swaps	22,056	-	22,056	-	-	22,056
Total financial assets	$ 24,236	$ -	$ 24,236	$ -	$ -	$ 24,236

Financial liabilities:
Derivatives:
Forward commitments	$ 414	$ -	$ 414	$ -	$ -	$ 414
Loan/lease interest rate swaps	22,056	-	22,056	-	(22,056)	-
Repurchase arrangements	431,428	-	431,428	(431,428)	-	-
Total financial liabilities	$ 453,898	$ -	$ 453,898	$ (431,428)	$ (22,056)	$ 414

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

Derivative instruments.  The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  Fair value of these derivative instruments is measured on a recurring basis using recent observable market prices.  The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates ranging from 1.51% to 3.66%.  The Company also considers the associated counterparty credit risk when determining the fair value of these instruments.  The Company’s interest rate swaps, commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and 2013:

	September 30, 2014
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,238,088	$ -	$ 1,238,088
Government agency issued residential
mortgage-backed securities	-	218,748	-	218,748
Government agency issued commercial
mortgage-backed securities	-	237,325	-	237,325
Obligations of states and
political subdivisions	-	509,304	-	509,304
Other	1,094	6,903	-	7,997
Mortgage servicing rights	-	-	53,759	53,759
Derivative instruments	-	-	23,884	23,884
Loans held for sale	-	137,005	-	137,005
Total	$ 1,094	$ 2,347,373	$ 77,643	$ 2,426,110
Liabilities:
Derivative instruments	$ -	$ -	$ 22,470	$ 22,470

	September 30, 2013
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,519,459	$ -	$ 1,519,459
Government agency issued residential
mortgage-backed securities	-	268,367	-	268,367
Government agency issued commercial
mortgage-backed securities	-	229,412	-	229,412
Obligations of states and
political subdivisions	-	528,889	-	528,889
Other	1,048	6,981	-	8,029
Mortgage servicing rights	-	-	51,025	51,025
Derivative instruments	-	-	35,004	35,004
Total	$ 1,048	$ 2,553,108	$ 86,029	$ 2,640,185
Liabilities:
Derivative instruments	$ -	$ -	$ 35,386	$ 35,386

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine-month periods ended September 30, 2014 and 2013:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities

(In thousands)
Balance at December 31, 2013	$ 54,662	$ 878	$ -
Year to date net gains included in:
Net (loss) gain	(7,328)	536	-
Other comprehensive income	-	-	-
Additions	6,425	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at September 30, 2014	$ 53,759	$ 1,414	$ -
Net unrealized gains (losses) included in net income for the
quarter relating to assets and liabilities held at September 30, 2014	$ 648	$ (618)	$ -

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities

(In thousands)
Balance at December 31, 2012	$ 37,882	$ 2,911	$ -
Year to date net gains (losses) included in:
Net gain (loss)	1,037	(3,293)	-
Other comprehensive income	-	-	-
Additions	12,106	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at September 30, 2013	$ 51,025	$ (382)	$ -
Net unrealized losses included in net income for the
quarter relating to assets and liabilities held at September 30, 2013	$ (240)	$ (7,245)	$ -

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2014 and 2013:

	September 30, 2014
					Total
	Level 1	Level 2	Level 3	Total	Losses

Assets:	(In thousands)
Impaired loans	-	-	22,821	22,821	(1,239)
Other real estate owned	-	-	42,691	42,691	(15,948)

	September 30, 2013
					Total
	Level 1	Level 2	Level 3	Total	Losses

Assets:	(In thousands)
Loans held for sale	$ -	$ 77,114	$ -	77,114	$ -
Impaired loans	-	-	79,745	79,745	(3,843)
Other real estate owned	-	-	76,853	76,853	(20,332)

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

Debt.  The carrying amounts for federal funds purchased and repurchase agreements approximate fair value because of their short-term maturity.  The fair value of the Company’s fixed-term Federal Home Loan Bank (“FHLB”) advances is based on the discounted value of contractual cash flows.  The discount rate is estimated using the prevailing rates available for advances of similar maturities.  The fair value of the Company’s long-term borrowings with U.S. Bank is based on the LIBOR rates plus an interest rate spread. The fair value of the Company’s junior subordinated debt is based on market prices or dealer quotes.  The Company’s federal funds purchased, repurchase agreements and junior subordinated debt are classified as Level 1.  FHLB and U.S. Bank advances are classified as Level 2.

Lending Commitments.  The Company’s lending commitments are negotiated at prevailing market rates and are relatively short-term in nature.  As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time.  Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements.  The Company’s lending commitments are classified as Level 2.    The Company’s off-balance sheet commitments including letters of credit, which totaled $99.9 million at September 30, 2014, are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The following table presents carrying and fair value information of financial instruments at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:	(In thousands)
Cash and due from banks	$ 169,226	$ 169,226	$ 208,961	$ 208,961
Interest bearing deposits with other banks	70,408	70,408	319,462	319,462
Available-for-sale securities	2,211,462	2,211,462	2,466,989	2,466,989
Net loans and leases	9,366,592	9,822,000	8,804,779	9,059,171
Loans held for sale	137,005	137,005	69,593	70,063

Liabilities:
Noninterest bearing deposits	2,811,156	2,811,156	2,644,592	2,644,592
Savings and interest bearing deposits	5,810,149	5,810,149	5,816,580	5,816,580
Other time deposits	2,080,232	2,092,783	2,312,664	2,332,380
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	433,428	433,468	421,028	414,238
Long-term debt and other borrowings	104,969	107,649	113,201	112,721

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	(291)	(291)	654	654
Commitments to fund fixed rate
mortgage loans	2,144	2,144	567	567
Interest rate swap position to receive	21,704	21,704	28,907	28,907
Interest rate swap position to pay	22,056	22,056	(29,249)	(29,249)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months and nine months ended September 30, 2014 and 2013:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands)
Bank-owned life insurance	$ 1,865	$ 1,954	$ 5,599	$ 5,849
Other miscellaneous income	3,167	3,061	9,957	10,738
Total other noninterest income	$ 5,032	$ 5,015	$ 15,556	$ 16,587

The following table details other noninterest expense for the three months and nine months ended September 30, 2014 and 2013:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands)
Advertising	$ 1,192	$ 1,210	$ 3,155	$ 3,122
Foreclosed property expense	5,721	3,298	12,478	8,897
Telecommunications	2,254	2,227	6,760	6,510
Public relations	950	1,105	2,629	3,285
Data processing	2,734	2,772	8,338	8,023
Computer software	2,488	2,190	7,762	6,299
Amortization of intangibles	1,126	686	3,332	2,151
Legal fees	2,620	4,626	7,500	17,888
Merger expense	188	-	1,757	-
Postage and shipping	1,103	1,027	3,506	3,236
Other miscellaneous expense	19,215	15,577	50,552	48,215
Total other noninterest expense	$ 39,591	$ 34,718	$ 107,769	$ 107,626

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $11.2 million accrued as of September 30, 2014 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

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

On July 31, 2014, the Company and its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint alleges that the defendants made materially false and misleading statements regarding the Company’s procedures, systems and process related to certain of its compliance programs.  The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper.  No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

The Company had long-term borrowings from U.S. Bank totaling $50.2 million at September 30, 2014 and $48.2 million at December 31, 2013.  The Company also had long-term borrowings from FHLB of $31.5 million at September 30, 2014 and $33.5 million at December 31, 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based upon historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by their reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “foresee,” “hope,” “intend,” “may,” “might,” “plan,” “will,” or “would” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the terms, timing and closings of the proposed mergers with Ouachita Bancshares Corp. and Central Community Corporation, the Company’s ability to satisfy the requirements of the consent order issued by the FDIC and the Mississippi Department of Banking and Consumer Finance (“Mississippi Banking Department”), the Company’s undertaking and performance of the necessary actions to remediate and fully resolve those concerns regarding the Company’s procedures, systems and processes related to certain of its compliance programs, including its Bank Secrecy Act (“BSA”) and anti-money-laundering (“AML”) programs, that have been identified by its federal bank regulators, the findings and results of the investigation by the Consumer Financial Protection Bureau (the “CFPB”) of the Company’s fair lending practices, the acceptance by customers of Ouachita Bancshares Corp. and Central Community Corporation of the Company’s products and services if the proposed mergers close, the outcome of any instituted, pending or threatened material litigation, amortization expense for intangible assets, goodwill impairments, loan impairment, utilization of appraisals and inspections for real estate loans, maturity, renewal or extension of construction, acquisition and development loans, net interest revenue, fair value determinations, the amount of the Company’s non-performing loans and leases, additions to OREO, credit quality, credit losses, liquidity, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, continued weakness in the economic environment, early identification and resolution of credit issues, utilization of non-GAAP financial measures, the ability of the Company to collect all amounts due according to the contractual terms of loan agreements, the Company’s reserve for losses from representation and warranty obligations, the Company’s foreclosure process related to mortgage loans, the resolution of non-performing loans that are collaterally dependent, real estate values, fully-indexed interest rates, interest rate risk, interest rate sensitivity, calculation of economic value of equity, impaired loan charge-offs, troubled debt restructurings, diversification of the Company’s revenue stream, liquidity needs and strategies, sources of funding, net interest margin, declaration and payment of dividends, cost saving initiatives, improvement in the Company’s efficiencies, operating expense trends, future acquisitions and consideration to be used therefore, the impact of litigation regarding debit card fees and the impact of certain claims and ongoing, pending or threatened litigation, administrative and investigatory matters.

The Company cautions readers not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors may include, but are not limited to, the ability of the Company to resolve to the satisfaction of its federal bank regulators those identified concerns regarding the Company’s procedures, systems and processes related to certain of its compliance programs, including its Bank Secrecy Act and anti-money laundering programs, the Company’s ability to comply with the consent order issued by the FDIC and the Mississippi Banking Department, the findings and results of the CFPB in its review of the Company’s fair lending practices, the ability of the Company, Ouachita Bancshares Corp. and Central Community Corporation to obtain regulatory approval of and close the proposed mergers, the potential impact upon the Company of the delay in the closings of these proposed mergers, the impact of any ongoing, pending or threatened litigation, administrative and investigatory matters involving the Company, conditions in the financial markets and economic conditions generally, the adequacy of the Company’s provision and allowance for credit losses to cover actual credit losses, the credit risk associated with real estate construction, acquisition and development loans, losses resulting from the significant amount of the Company’s OREO, limitations on the Company’s ability to declare and pay dividends, the availability of capital on favorable terms if and when needed, liquidity risk, governmental regulation, including the Dodd-Frank Act, and supervision of the Company’s operations, the short-term and long-term impact of changes to banking capital standards on the Company’s regulatory capital and liquidity, the impact of regulations on service charges on the Company’s core deposit accounts, the susceptibility of the Company’s business to local economic and environmental conditions, the soundness of other financial institutions, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, volatility in capital and credit markets, reputational risk, the impact of the loss of any key Company personnel, the impact of hurricanes or other adverse weather events, any requirement that the Company write down goodwill or other intangible assets, diversification in the types of financial services the Company offers, the Company’s ability to adapt its products and services to evolving industry standards and consumer preferences, competition with other financial services companies, risks in connection with completed or potential acquisitions, the Company’s growth strategy, interruptions or breaches in the Company’s information system security, the failure of certain third-party vendors to perform, unfavorable ratings by rating agencies, dilution caused by the Company’s issuance of any additional shares of its common stock to raise capital or acquire other banks, bank holding companies, financial holding companies and insurance agencies, other factors generally understood to affect the assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations of financial services companies and other factors detailed from time to time in the Company’s press and news releases, reports and other filings with the SEC.  Forward-looking statements speak only as of the date that they were made, and, except as required by law, the Company does not undertake any obligation to update or revise forward-looking statements to reflect events or circumstances that occur after the date of this report.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.1 billion in assets at September 30, 2014.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, please refer to the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2014 and 2013 and as of December 31, 2013 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on such reported financial information.

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, during recent years, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry.  The Company was not immune to such pressures and the economic downturn had a negative impact on the Company and its customers in all of the markets that it serves.  While this impact was reflected in the credit quality measures during 2010 and 2011, the Company’s financial condition improved during 2012 and 2013 and is continuing to improve during the first nine months of 2014 as reflected by decreases in the allowance for credit losses, gross charge-offs, total NPLs and total non-performing assets (“NPAs”), when compared to prior periods.

Management believes that the Company is better positioned with respect to overall credit quality as evidenced by the continued improvement in credit quality metrics especially when comparing September 30, 2014 to December 31, 2013 and September 30, 2013.  Management believes, however, that future weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.

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

The Company’s debit card revenue remained relatively stable for the comparable three-month period ended September 30, 2014 and 2013.  During 2012, the Company’s debit card revenue decreased as a result of the Durbin Amendment.  The Federal Reserve’s final rule implementing the Durbin Amendment was challenged in court, with a lower court ruling adverse to the Federal Reserve’s implementation of the final rule being reversed on appeal.  The effect of subsequent rule changes, if any by the Federal Reserve are uncertain, but could impact the Company’s debit card revenue in future reporting periods.

The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations:

SELECTED FINANCIAL DATA

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

	(Dollars in thousands, except per share data)
Earnings Summary:
Total interest revenue	$ 113,922	$ 111,961	$ 336,020	$ 336,997
Total interest expense	8,309	11,720	25,803	40,465
Net interest income	105,613	100,241	310,217	296,532
Provision for credit losses	-	500	-	7,500
Noninterest income	69,278	62,514	205,633	209,941
Noninterest expense	133,699	129,397	388,360	407,019
Income before income taxes	41,192	32,858	127,490	91,954
Income tax expense	12,414	8,001	39,400	25,537
Net income	$ 28,778	$ 24,857	$ 88,090	$ 66,417

Balance Sheet - Period-end balances:
Total assets	$ 13,071,557	$ 12,916,153	$ 13,071,557	$ 12,916,153
Total securities	2,211,462	2,554,156	2,211,462	2,554,156
Loans and leases, net of unearned income	9,510,542	8,773,115	9,510,542	8,773,115
Total deposits	10,701,537	10,717,946	10,701,537	10,717,946
Long-term debt	81,742	83,500	81,742	83,500
Total shareholders' equity	1,610,543	1,480,611	1,610,543	1,480,611

Balance Sheet-Average Balances:
Total assets	$ 12,987,103	$ 12,928,505	$ 13,002,337	$ 13,106,798
Total securities	2,272,114	2,598,786	2,372,119	2,578,778
Loans and leases, net of unearned income	9,393,709	8,682,966	9,217,563	8,617,699
Total deposits	10,662,841	10,745,945	10,712,146	10,923,877
Long-term debt	81,742	62,848	84,470	43,390
Total shareholders' equity	1,600,721	1,474,047	1,571,300	1,470,510

Common Share Data:
Basic earnings per share	$ 0.30	$ 0.26	$ 0.92	$ 0.70
Diluted earnings per share	0.30	0.26	0.92	0.70
Cash dividends per share	0.08	0.05	0.18	0.07
Book value per share	16.77	15.55	16.77	15.55
Tangible book value per share	13.46	12.50	13.46	12.50
Dividend payout ratio	25.03%	19.15%	19.08%	10.03%

Financial Ratios (Annualized):
Return on average assets	0.88%	0.76%	0.91%	0.68%
Return on average shareholders' equity	7.13	6.69	7.50	6.04
Total shareholders' equity to total assets	12.32	11.46	12.32	11.46
Tangible shareholders' equity to tangible assets	10.14	9.43	10.14	9.43
Net interest margin-fully taxable equivalent	3.62	3.45	3.58	3.40

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	0.13%	0.35%	0.13%	0.28%
Provision for credit losses to average loans and leases	-	0.02	-	0.12
Allowance for credit losses to net loans and leases	1.51	1.76	1.51	1.76
Allowance for credit losses to NPLs	208.82	106.68	208.82	106.68
Allowance for credit losses to NPAs	128.96	69.61	128.96	69.61
NPLs to net loans and leases	0.72	1.65	0.72	1.65
NPAs to net loans and leases	1.17	2.52	1.17	2.52

Captial Adequacy:
Tier 1 capital	13.18%	13.25%	13.18%	13.25%
Total capital	14.43	14.50	14.43	14.50
Tier 1 leverage capital	10.47	9.93	10.47	9.93

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

	September 30,
	2014	2013

	(Dollars in thousands, except per share data)
Tangible Assets:
Total assets	$ 13,071,557	$ 12,916,153
Less: Goodwill	291,498	275,173
Other identifiable intangible assets	25,619	15,179
Total tangible assets	$ 12,754,440	$ 12,625,801

Tangible Shareholders' Equity:
Total shareholders' equity	$ 1,610,543	$ 1,480,611
Less: Goodwill	291,498	275,173
Other identifiable intangible assets	25,619	15,179
Total tangible shareholders' equity	$ 1,293,426	$ 1,190,259

Total common shares outstanding	96,065,021	95,211,602

Tangible shareholders' equity to tangible assets	10.14%	9.43%

Tangible book value per share	$ 13.46	$ 12.50

FINANCIAL HIGHLIGHTS

The Company reported net income of $28.8 million for the third quarter of 2014, compared to net income of $24.9 million for the same quarter of 2013.  For the first nine months of 2014, the Company reported net income $88.1 million compared to net income of $66.4 million for the first nine months of 2013.  A factor contributing to the increase in net income for the three months and nine months ended September 30, 2014 was the increase in net interest income, as net interest revenue was $105.6 million for the third quarter of 2014, compared to $100.2 million for the third quarter of 2013 and was $310.2 million for the first nine months of 2014 compared to $296.5 million for the first nine months of 2013.  The increase in net interest revenue for the comparable nine month periods is a result of a larger decrease in interest expense associated with interest-bearing liabilities than the decrease in interest revenue associated with interest-earning assets.  The increase in net income was also a result of the decrease in the provision for credit losses, as no provision was recorded in the third quarter and first nine months of 2014, compared to a provision of $0.5 million and $7.5 million for the third quarter and first nine months of 2013.  The decrease in the provision for credit losses reflected the impact of a decrease in NPL formation during the first nine months of 2014, as NPLs decreased from $120.4 million at December 31, 2013 to $68.9 million at September 30, 2014.  Net charge-offs decreased to $3.2 million, or 0.13% of average loans and leases, during the third quarter of 2014, compared to $7.6 million, or 0.35% of average loans and leases, during the third quarter of 2013 and decreased to $9.3 million, or 0.13% of average loans and leases, during the first nine months of 2014, compared to $18.0 million, or 0.28% of average loans and leases, during the first nine months of 2013.

During 2013 and the first nine months of 2014, the Company continued its focus on improving credit quality and reducing NPLs, especially in the real estate construction, acquisition and development loan portfolio as evidenced by the decrease in that portfolio’s nonaccrual loans by $11.5 million to $6.1 million at September 30, 2014 from $17.6 million at December 31, 2013 and a decrease of $20.0 million from  $26.1 million at September 30, 2013.

The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $105.6 million for the third quarter of 2014, an increase of $5.4 million, or 5.4%, from $100.2 million for the third quarter of 2013. Net interest revenue was $310.2 million for the first nine months of 2014, an increase of $13.7 million, or 4.6%, from $296.5 million for the first nine months of 2013.   Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The increase in net interest revenue for the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013 was primarily a result of the decrease in interest expense as the rates paid on interest-bearing liabilities declined by a greater amount than the yield on earning assets.  The decline in earning asset yields was primarily a result of the declining loan yields as interest rates continue to be at historically low levels with this decline somewhat offset by the decrease in lower yielding short-term investments.   Rates paid on interest-bearing liabilities decreased as a result of reduced average balances and rates on interest bearing demand and other time deposits, as well as the reduction in the average balance and rate on junior subordinated debt resulting from the redemption of the 8.15% trust preferred securities.

Interest revenue increased $2.0 million, or 1.8%, in the third quarter of 2014 compared to the third quarter of 2013 and decreased $1.0 million, or 0.3%, for the first nine months of 2014 compared to the first nine months of 2013.  The Company has managed to increase loans as new loan production more than offset loan runoff during 2014.  The decrease in interest expense was the result of a decrease in interest bearing and other time deposit and their corresponding rates, which resulted in a decrease in interest expense of $3.4 million, or 29.1%, in the third quarter of 2014 compared to the third quarter of 2013 and a decrease of $14.7 million, or 36.2%, for the first nine months of 2014 compared to the first nine months of 2013.  The Company also redeemed the 8.15% trust preferred securities during the third quarter of 2013, which contributed to the reduction in interest expense in 2014.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue increased $6.8 million, or 10.8%, for the third quarter of 2014 compared to the third quarter of 2013 and decreased $4.3 million, or 2.1%, for the first nine months of 2014 compared to the first nine months of 2013.  One of the primary contributors to the increase in noninterest revenue for the third quarter of 2014 compared to the third quarter of 2013 was the increase in mortgage lending revenue to $6.9 million for the third quarter of 2014 compared to $5.1 million for the third quarter of 2013. The decrease in noninterest revenue for the first nine months of 2014 compared to the first nine months of 2013 was related to the decrease of mortgage lending revenue of $19.4 million for the first nine months of 2014 compared to $35.4 million for the first nine months of 2013. Mortgage origination volume decreased 10.6% to $305.7 million for the third quarter of 2014 compared to $341.9 million for the third quarter of 2013 and decreased 34.0% to $793.8 million for the first nine months of 2014 compared to $1.2 billion for the first nine months of 2013.    The increase in mortgage lending revenue for the comparable third quarter periods and the decrease in mortgage lending revenue for the comparable nine month periods was primarily a result of the change in fair value of MSRs.  The fair value of MSRs increased approximately $648,000 during the third quarter of 2014 compared to a decrease of approximately $240,000 for the third quarter of 2013.  The fair value of MSRs decreased $3.0 million during the first nine months of 2014 compared to an increase of $6.0 million for the first nine months of 2013.  The decrease in mortgage lending revenue for the first nine months of 2014 compared to the same period in 2013 was also impacted by the decrease in origination revenue resulting from the decrease in mortgage origination volume.

The increase in insurance commissions that are received from insurance carriers are primarily a result of new policies and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of GEM in December 2013 and Knox in April 2014.  There were no significant non-recurring noninterest revenue items during the first nine months of 2014 or 2013.

Total noninterest expense increased 3.3% to $133.7 million for the third quarter of 2014 compared to $129.4 million for the third quarter of 2013 and decreased 4.6% to $388.4 million for the first nine months of 2014 compared to $407.0 million for the first nine months of 2013.  While salaries and employee benefits expense increased to $77.5 million for the third quarter of 2014 compared to $73.5 million for the third quarter of 2013, salaries and employee benefits expense slightly decreased to $231.1 million for the first nine months of 2014, compared to $231.2 million for the first nine months of 2013, respectively.  Decreases in incentive, retirement and group health expenses during the first nine months of 2014 more than offset third quarter 2014 annual performance review compensation increases.  A pre-tax charge of $10.9 million was recorded during the second quarter of 2013 related to additional benefits offered under the voluntary early retirement program to certain employees that met job classification, age and years-of-service criteria.  No such charge was recorded during 2014.

Legal expense decreased to $2.6 million and $7.5 million in the third quarter and first nine months of 2014, respectively, from $4.6 million and $17.9 million in the third quarter and first nine months of 2013, respectively.  The decrease in legal expense was primarily a result of a charge of $10.7 million to legal expense during the first nine months of 2013 that was recorded to increase the litigation accrual related to various legal matters with no related charge deemed necessary during the first nine months of 2014.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail below.

RESULTS OF OPERATIONS

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage interest-earning assets and interest-bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 9,393.7	$ 103.5	4.37%	$ 8,683.0	$ 99.7	4.55%
Loans held for sale	106.0	0.9	3.45%	78.0	0.7	3.72%
Available-for-sale securities:
Taxable	1,861.8	6.6	1.42%	2,178.2	8.2	1.50%
Non-taxable (3)	410.3	5.6	5.37%	420.6	6.0	5.61%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	120.7	0.1	0.22%	487.0	0.3	0.25%
Total interest earning
assets and revenue	11,892.5	116.7	3.89%	11,846.8	114.9	3.85%
Other assets	1,241.2			1,242.3
Less: Allowance for credit losses	(146.6)			(160.6)
Total	$ 12,987.1			$ 12,928.5

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,480.0	$ 1.9	0.17%	$ 4,530.2	$ 2.0	0.18%
Savings	1,308.2	0.4	0.12%	1,216.6	0.4	0.12%
Other time	2,108.0	5.1	0.96%	2,447.3	7.3	1.18%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	450.5	0.1	0.10%	441.9	0.1	0.07%
Junior subordinated debt securities	23.2	0.2	2.81%	86.1	1.4	6.57%
Long-term debt	81.8	0.6	2.85%	62.8	0.5	3.19%
Total interest bearing
liabilities and expense	8,451.7	8.3	0.39%	8,784.9	11.7	0.53%
Demand deposits -
noninterest bearing	2,766.6			2,551.8
Other liabilities	168.1			117.7
Total liabilities	11,386.4			11,454.4
Shareholders' equity	1,600.7			1,474.1
Total	$ 12,987.1			$ 12,928.5
Net interest revenue-FTE		$ 108.4			$ 103.2
Net interest margin-FTE			3.62%			3.45%
Net interest rate spread			3.50%			3.32%
Interest bearing liabilities to
interest earning assets			71.07%			74.15%
 (1)  Includes taxable equivalent adjustment to interest of $0.9 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively, using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $1.9 million and $2.1 million for the three months ended September 30, 2014 and 2013, respectively, using an effective tax rate of 35%.

	Nine months ended September 30,
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 9,217.5	$ 304.0	4.41%	$ 8,617.7	$ 298.9	4.64%
Loans held for sale	65.2	1.9	3.86%	85.9	2.1	3.25%
Available-for-sale securities:
Taxable	1,958.0	21.3	1.46%	2,142.9	25.3	1.58%
Non-taxable (3)	414.1	16.9	5.46%	435.9	18.1	5.54%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	237.3	0.4	0.24%	737.0	1.4	0.25%
Total interest earning
assets and revenue	11,892.1	344.5	3.87%	12,019.4	345.8	3.85%
Other assets	1,260.1			1,250.7
Less: allowance for credit losses	(149.9)			(163.3)
Total	$ 13,002.3			$ 13,106.8

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,542.8	$ 5.8	0.17%	$ 4,708.3	$ 7.6	0.22%
Savings	1,289.4	1.2	0.12%	1,199.7	1.3	0.15%
Other time	2,180.2	16.2	0.99%	2,502.9	23.0	1.23%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	449.3	0.3	0.90%	401.0	0.2	0.07%
Junior subordinated debt securities	23.4	0.5	2.83%	135.3	7.2	7.06%
Long-term FHLB borrowings	84.5	1.8	2.87%	43.4	1.2	3.71%
Total interest bearing
liabilities and expense	8,569.6	25.8	0.40%	8,990.6	40.5	0.60%
Demand deposits -
noninterest bearing	2,699.7			2,512.9
Other liabilities	161.7			132.8
Total liabilities	11,431.0			11,636.3
Shareholders' equity	1,571.3			1,470.5
Total	$ 13,002.3			$ 13,106.8
Net interest revenue-FTE		$ 318.7			$ 305.3
Net interest margin-FTE			3.58%			3.40%
Net interest rate spread			3.47%			3.24%
Interest bearing liabilities to
interest earning assets			72.06%			74.80%

(1)	Includes taxable equivalent adjustment to interest of $2.6 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively, using an effective tax rate of 35%
(2)	Includes non-accrual loans
(3)	Includes taxable equivalent adjustment to interest of $5.9 million and $6.3 million for the nine months ended September 30, 2014 and 2013, respectively, using an effective tax rate of 35%

Net interest revenue-FTE for the three-month period ended September 30, 2014 increased $5.2 million, or 5.0%, compared to the same period in 2013.  Net interest revenue-FTE for the nine-month period ended September 30, 2014 increased $13.4 million, or 4.4%, compared to the same period in 2013.  The increase in net interest revenue-FTE for the comparable nine month periods was primarily a result of the smaller decrease in interest revenue-FTE than the decrease in interest expense as the yield on earning assets increased slightly while the yields on interest-bearing liabilities decreased 14 basis points and 20 basis points for the comparable three-month and nine-month periods.  The slight increase in earning asset yields was primarily a result of the decrease in average lower yielding short term investments coupled with growth in loans during 2014.  Yields on interest-bearing liabilities decreased as a result of rate decreases in virtually all interest bearing liability categories, but especially in junior subordinated debt as a result of the redemption of the 8.15% trust preferred securities.

Interest revenue-FTE for the three-month period ended September 30, 2014 increased $1.8 million, or 1.6%, compared to the same period in 2013.  Interest revenue-FTE for the nine-month period ended September 30, 2014 decreased $1.3 million, or 0.4%, compared to the same period in 2013.  While interest revenue-FTE decreased for the first nine months of 2014 compared to the same period in 2013, the increase in interest revenue-FTE for the third quarter of 2014 compared to the third quarter of 2013 was a result of the declining loan yields, as interest rates continued to be at historically low levels, being more than offset by loan growth noticed during the first nine months of 2014 combined with the decrease in lower rate average short term investments.  The yield on average interest-earning assets increased 4 basis points for the third quarter of 2014 compared to the same period in 2013 and 2 basis points for the first nine months of 2014 compared to the same period in 2013.  Average interest-earning assets increased $45.7 million, or 0.4%, for the three-month period ended September 30, 2014, compared to the same period in 2013.  Average interest-earning assets decreased $127.3 million, or 1.1%, for the nine-month period ended September 30, 2014, compared to the same period in 2013.

Interest expense for the three-month period ended September 30, 2014 decreased $3.4 million, or 29.1%, compared to the same period in 2013.  Interest expense for the nine-month period ended September 30, 2014 decreased $14.7 million, or 36.3%, compared to the same period in 2013.  The decrease in interest expense for these periods was a result of the decrease in interest bearing and other time deposit and their corresponding rates.  Also, 8.15% trust preferred securities were redeemed during the third quarter of 2013 resulting in a decrease in interest expense related to junior subordinated debt securities, as well as in the rates paid on those securities.  This combined activity resulted in an overall decrease in the average rate paid of 14 basis points for the third quarter of 2014 compared to the third quarter of 2013 and 20 basis points for the first nine months of 2014 compared to the same period in 2013.  Average interest bearing liabilities decreased $333.2 million, or 3.8%, for the three-month period ended September 30, 2014 compared to the same period in 2013.    Average interest bearing liabilities decreased $421.0 million, or 4.7%, for the nine-month period ended September 30, 2014 compared to the same period in 2013.    The decrease in average interest bearing liabilities for these periods was a result of decreases in average interest bearing demand deposits and other time deposits, as well as decreases in average junior subordinated debt resulting from the redemption of the 8.15% trust preferred securities during the third quarter of 2013.

Net interest margin was 3.62% for the three months ended September 30, 2014, an increase of 17 basis points from 3.45% for the three months ended September 30, 2013.  Net interest margin was 3.58% for the nine months ended September 30, 2014, an increase of 18 basis points from 3.40% for the nine months ended September 30, 2013.  The increase in the net interest margin for these periods was due to the yield on earning assets increasing by 4 basis points and 2 basis points for the comparable three-month and nine-month periods compared to a decline in the yield on interest-bearing liabilities of 14 basis points and 20 basis points for the comparable three-month and nine-month periods coupled with a smaller decline in average earning assets than the decline in average interest bearing liabilities as average earning assets increased slightly during the third quarter of 2014.  The slight increase in the earning asset yield was primarily a result of the lower yielding short-term investments being used to fund loan growth at rates higher than those noticed on the short-term investments while the decrease in average rates paid on interest bearing liabilities was related to decreases in interest bearing and other time deposits and junior subordinated debt and their corresponding rates.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or re-pricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at September 30, 2014:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years

	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$ 70,408	$ -	$ -	$ -
Available-for-sale and trading securities	201,350	323,197	1,389,199	297,716
Loans and leases, net of unearned income	3,214,426	1,580,977	3,921,586	793,553
Loans held for sale	137,005	-	-	-
Total interest earning assets	3,623,189	1,904,174	5,310,785	1,091,269
Interest bearing liabilities:
Interest bearing demand and savings deposits	5,810,149	-	-	-
Other time deposits	464,202	843,036	766,410	6,584
Federal funds purchased and securities
sold under agreement to repurchase,
short-term FHLB borrowings and other
short-term borrowings	431,428	2,000	-	-
Long-term debt and junior
subordinated debt securities	-	-	51,742	53,198
Other	-	-	29	-
Total interest bearing liabilities	6,705,779	845,036	818,181	59,782
Interest rate sensitivity gap	$ (3,082,590)	$ 1,059,138	$ 4,492,604	$ 1,031,487
Cumulative interest sensitivity gap	$ (3,082,590)	$ (2,023,452)	$ 2,469,152	$ 3,500,639

In the event interest rates increase after September 30, 2014, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest-earning assets.  However, the Company’s historical repricing sensitivity on interest-bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after September 30, 2014, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest-bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at September 30, 2014 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.

As of September 30, 2014, the Bank had $2.2 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.19%, an average maturity of 97 months and a fully-indexed interest rate of 3.86% at September 30, 2014.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At September 30, 2014, the Company had $680.1 million, $1.8 billion and $624.3 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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

The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of September 30, 2014 and 2013 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.

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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	September 30, 2014	September 30, 2013
+400 basis points	4.0%	7.4%
+300 basis points	6.3%	9.1%
+200 basis points	6.8%	10.3%
+100 basis points	3.2%	4.9%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	September 30, 2014	September 30, 2013
+400 basis points	21.9%	23.9%
+300 basis points	16.7%	19.3%
+200 basis points	10.1%	13.4%
+100 basis points	4.9%	7.1%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

 In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	September 30, 2014	September 30, 2013
+200 basis points	2.7%	4.1%
-200 basis points	NM	NM
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

The provision for credit losses is the periodic cost of providing an allowance or reserve for estimated probable losses on loans and leases.  The Board of Directors has appointed a Credit Committee, composed of senior management and loan administration staff which meets on a quarterly basis to review the recommendations of several internal working groups developed for specific purposes including the allowance for loans and lease losses, impairments and charge-offs.  The allowance for loan and lease losses group (“ALLL group”) bases its estimates of credit losses on three primary components:  (1) estimates of inherent losses that may exist in various segments of performing loans and leases; (2) specifically identified losses in individually analyzed credits; and (3) qualitative factors that may impact the performance of the loan and lease portfolio.  Factors such as financial condition of the borrower and guarantor, recent credit performance, delinquency, liquidity, cash flows, collateral type and value are used to assess credit risk.  Expected loss estimates are influenced by the historical losses experienced by the Bank for loans and leases of comparable creditworthiness and structure.  Specific loss assessments are performed for loans and leases of significant size and delinquency based upon the collateral protection and expected future cash flows to determine the amount of impairment under FASB ASC 310, Receivables (“FASB ASC 310”).  In addition, qualitative factors such as changes in economic and business conditions, concentrations of risk, acquisitions and changes in portfolio risk resulting from regulatory changes are considered in determining the adequacy of the level of the allowance for credit losses.

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

At September 30, 2014, impaired loans totaled $22.8 million, which was net of cumulative charge-offs of $5.5 million.  Additionally, the Company had specific reserves for impaired loans of $1.2 million included in the allowance for credit losses.  Impaired loans at September 30, 2014 were primarily from the Company’s commercial real estate and consumer mortgage portfolios.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, OREO marketing period of 180-360 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.

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

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$ 147,132	$ 161,047	$ 153,236	$ 164,466

Loans and leases charged off:
Commercial and industrial	(306)	(889)	(1,367)	(3,835)
Real estate
Consumer mortgages	(1,510)	(2,996)	(5,137)	(7,724)
Home equity	(510)	(379)	(1,266)	(1,182)
Agricultural	(47)	(169)	(761)	(498)
Commercial and industrial-owner occupied	(1,229)	(1,684)	(3,371)	(2,814)
Construction, acquisition and development	(1,458)	(1,727)	(3,165)	(4,961)
Commercial real estate	(70)	(2,441)	(1,332)	(9,302)
Credit cards	(612)	(750)	(1,779)	(1,757)
All other	(743)	(837)	(1,997)	(1,791)
Total loans charged off	(6,485)	(11,872)	(20,175)	(33,864)

Recoveries:
Commercial and industrial	565	820	2,000	2,156
Real estate
Consumer mortgages	952	1,516	2,446	3,332
Home equity	157	66	523	510
Agricultural	45	48	80	181
Commercial and industrial-owner occupied	460	297	896	1,990
Construction, acquisition and development	392	953	2,837	2,199
Commercial real estate	286	221	835	4,194
Credit cards	116	164	382	496
All other	330	214	890	814
Total recoveries	3,303	4,299	10,889	15,872
Net charge-offs	(3,182)	(7,573)	(9,286)	(17,992)
Provision charged to operating expense	-	500	-	7,500
Balance, end of period	$ 143,950	$ 153,974	$ 143,950	$ 153,974

Average loans for period	$ 9,393,709	$ 8,682,966	$ 9,217,563	$ 8,617,699
Ratios:
Net charge-offs to average loans (annualized)	0.13%	0.35%	0.13%	0.28%
Provision for credit losses to average
loans and leases, net of unearned income (annualized)	0.00%	0.02%	0.00%	0.12%
Allowance for credit losses to loans
and leases, net of unearned income	1.51%	1.76%	1.51%	1.76%

Net charge-offs decreased $4.4 million, or 58.0%, in the third quarter of 2014 compared to the third quarter of 2013 and decreased $8.7 million, or 48.4%, in the first nine months of 2014 compared to the first nine months of 2013.  Decreases in net charge-offs in the first nine months of 2014, coupled with a decline in NPLs, improvement in criticized assets and nonaccrual loan formation, contributed to no provision for credit losses being recorded in the third quarter and first nine months of 2014 compared to a provision of $0.5 million and $7.5 million in the third quarter and first nine months of 2013, respectively.

Annualized net charge-offs as a percentage of average loans and leases decreased to 0.13% for the third quarter of 2014, compared to 0.35% for the third quarter of 2013 and 0.13% for the first nine months of 2014, compared to 0.28% for the same period in 2013.  This decrease was primarily a result of decreased net losses within the real estate construction, acquisition and development and consumer real estate segment of the Company’s loan and lease portfolio.  Once it is determined a loan’s repayment is dependent upon the underlying collateral versus the borrowers’ ability to service their loan, the loan is determined to be collaterally dependent and is charged down to net realizable value or a specific reserve is allocated to the loan.  The process of charging down a loan to net realizable value resulted in the decreased level of charge-offs in the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013, as updated appraisals came in closer to loan carrying values.  Total recoveries were $3.3 million and $10.9 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $4.3 million and $15.9 million for the three-month and nine-month periods ended September 30, 2013,  respectively, with 40.7% of the third quarter 2014 recoveries being noticed in the real estate construction, acquisition and development and consumer mortgages real estate portfolios.

No provision for credit losses was recorded for the third quarter and first nine months of 2014, compared to $0.5 million and $7.5 million for the third quarter and first nine months of 2013, respectively.  The decrease in the provision for credit losses for these periods was a result of the decrease in net charge-offs, a decline in the formation of new non-accrual loans, including fewer loans being identified for impairment, continued stabilization in values of previously impaired loans, and a significant decrease in NPLs.  As of September 30, 2014 and 2013, 41.8% and 65.7%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 76% and 71% of their contractual principal balance at September 30, 2014 and 2013, respectively.  Non-accrual loans not impaired are loans that either fall below the impairment threshold or are not determined to be collaterally dependant.

The allowance for credit losses decreased $10.0 million to $144.0 million at September 30, 2014 compared to $154.0 million at September 30, 2013.  The decrease was a result of improving credit metrics since September 30, 2013, including reductions in classified, non-performing and impaired loans and lower net charge-off levels.

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

	September 30,				December 31,
	2014		2013		2013
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$ 21,328	18.0%	$ 19,332	17.1%	$ 18,376	17.1%
Real estate
Consumer mortgages	41,428	23.0%	36,367	21.9%	39,525	22.0%
Home equity	9,640	5.4%	5,660	5.6%	5,663	5.5%
Agricultural	3,698	2.5%	2,802	2.7%	2,800	2.6%
Commercial and industrial-owner occupied	17,257	15.8%	17,714	16.1%	17,059	16.4%
Construction, acquisition and development	10,174	8.6%	12,925	8.2%	11,828	8.3%
Commercial real estate	23,201	20.1%	44,788	20.4%	43,853	20.5%
Credit cards	5,855	1.2%	3,582	1.2%	3,782	1.2%
All other	11,369	5.4%	10,804	6.8%	10,350	6.4%
Total	$ 143,950	100.0%	$ 153,974	100.0%	$ 153,236	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months and nine months ended September 30, 2014 and 2013 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2014	2013	% Change

	(Dollars in thousands)
Mortgage lending	$ 6,938	$ 5,134	35.1%
Credit card, debit card and merchant fees	8,972	8,834	1.6
Deposit service charges	13,111	13,679	(4.2)
Securities gains (losses), net	18	(5)	(460.0)
Insurance commissions	29,246	23,800	22.9
Trust income*	3,537	3,332	6.2
Annuity fees *	461	719	(35.9)
Brokerage commissions and fees*	1,963	2,006	(2.1)
Bank-owned life insurance	1,865	1,954	(4.6)
Other miscellaneous income	3,167	3,061	3.5
Total noninterest revenue	$ 69,278	$ 62,514	10.8%

	Nine months ended
	September 30,
	2014	2013	% Change

	(Dollars in thousands)
Mortgage lending	$ 19,421	$ 35,372	(45.1)%
Credit card, debit card and merchant fees	25,382	24,681	2.8
Deposit service charges	38,084	39,335	(3.2)
Securities gains, net	19	17	11.8
Insurance commissions	89,466	76,303	17.3
Trust income*	10,729	9,734	10.2
Annuity fees*	1,928	1,745	10.5
Brokerage commissions and fees*	5,048	6,167	(18.1)
Bank-owned life insurance	5,599	5,849	(4.3)
Other miscellaneous income	9,957	10,738	(7.3)
Total noninterest revenue	$ 205,633	$ 209,941	(2.1)%
* Included in Wealth Management revenue on the Consolidated Statements of Income

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

In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first nine months of 2014, 18 mortgage loans totaling $1.9 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $480,000 was recognized related to these repurchased or make whole loans.  During the first nine months of 2013, 15 mortgage loans totaling approximately $750,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $597,000 was recognized related to these repurchased or make whole loans.

 At September 30, 2014, the Company had accrued $1.1 million for its estimate of losses from representation and warranty obligations.  The reserve was based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  Before beginning the foreclosure process, a mortgage loan foreclosure working group of the Bank reviews the identified delinquent loan.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.

Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $305.7 million and $341.9 million produced origination revenue of $3.7 million and  $2.9 million for the quarters ended September 30, 2014 and 2013, respectively.  Mortgage loan origination volumes of $793.8 million and $1.2 billion produced origination revenue of $14.5 million and $22.5 million for the first nine months ended September 30, 2014 and 2013, respectively.  The decrease in mortgage origination revenue for the three months ended September 30, 2014 compared to September 30, 2013 is a result of interest rate volatility during the quarter, the decrease in origination volume and the strategic decision to portfolio shorter term mortgage originations.

Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $4.1 million for both quarters ended September 30, 2014 and 2013, respectively.   For the nine months ended September 30, 2014 and 2013, revenue from the servicing of loans was $12.3 million and $11.8 million, respectively.

Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $1.6 million for both of the third quarters in 2014 and 2013, respectively.   Decreases in value from principal payments, prepayments and payoffs were $4.3 million and $5.0 million for the nine months ended September 30, 2014 and 2013, respectively.     The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in a changing interest rate environment.  Reflecting this sensitivity to interest rates, the fair value of MSRs increased approximately  $648,000 and decreased approximately $240,000 for the third quarter of 2014 and 2013, respectively, and decreased $3.0 million and increased $6.0 million for the first nine months of 2014 and 2013, respectively.

	Three months ended
	September 30,
	2014	2013	% Change

	(Dollars in thousands)
Mortgage revenue:
Origination	$ 3,736	$ 2,862	30.5%
Servicing	4,113	4,072	1.0
Payoffs/Paydowns	(1,559)	(1,560)	(0.1)
	6,290	5,374
MSR market value adjustment	648	(240)	NM
Mortgage lending revenue	$ 6,938	$ 5,134	35.1%

	(Dollars in millions)
Origination volume	$ 306	$ 342	(10.5)%

NM=Not meaningful

	Nine months ended
	September 30,
	2014	2013	% Change

	(Dollars in thousands)
Mortgage revenue:
Origination	$ 14,458	$ 22,520	(35.8)%
Servicing	12,286	11,807	4.1
Payoffs/Paydowns	(4,313)	(5,004)	(13.8)
	22,431	29,323
MSR market value adjustment	(3,010)	6,049	NM
Mortgage lending revenue	$ 19,421	$ 35,372	(45.1)

	(Dollars in millions)
Origination volume	$ 794	$ 1,203	(34.0)

Mortgage loans serviced at period-end	$ 5,650	$ 5,544	1.9

NM= Not meaningful

Credit card, debit card and merchant fees increased slightly for the comparable three-month and nine-month periods as a result of new account volume noticed since September 30, 2013.  Deposit service charge revenue decreased slightly when comparing the three-month and nine-month periods ended September 30, 2014 and 2013 due to modifications made on the calculation and assessment of overdraft fees since September 30, 2013.

Net security gains of approximately $18,000 and $19,000 for the three-month and nine-months periods ended September 30, 2014, respectively, and losses of approximately $5,000 and gains of approximately  $17,000 for the three-month and nine-month periods ended September 30, 2013, respectively, were a result of calls of available-for-sale securities.

Insurance commissions increased for the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013 as a result of new policies and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of GEM in December 2013 and of Knox in April 2014.  Trust income increased during the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013 primarily as a result of increases in the assets under management or in custody combined with fees generated by customers added since September 30, 2013.  While annuity fees decreased 35.9% in the third quarter of 2014 compared to the third quarter of 2013, annuity fees increased 10.5% for the first nine months of 2014 compared to the first nine months of 2013 as a result of more annuity sales during 2014.  Brokerage commissions and fees decreased by 2.1% and 18.1% for the comparable three-month and nine month periods, respectively, as a result of the decrease in sales of real estate investment trust products.  Bank-owned life insurance revenue remained relatively stable when comparing the third quarter and first nine months of 2014 to the third quarter and first nine months of 2013.  Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items remained relatively stable for the comparable three-month and nine-month periods of 2014 and 2013.

 Noninterest Expense

The components of noninterest expense for the three months and nine months ended September 30, 2014 and 2013 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2014	2013	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 77,453	$ 73,532	5.3%
Occupancy, net	10,313	10,360	(0.5)
Equipment	4,205	4,555	(7.7)
Deposit insurance assessments	2,125	3,325	(36.1)
Amortization of bond issue cost	12	2,907	(99.6)
Advertising	1,192	1,210	(1.5)
Foreclosed property expense	5,721	3,298	73.5
Telecommunications	2,254	2,227	1.2
Public relations	950	1,105	(14.0)
Data processing	2,734	2,772	(1.4)
Computer software	2,488	2,190	13.6
Amortization of intangibles	1,126	686	64.1
Legal fees	2,620	4,626	(43.4)
Merger expense	188	-	NM
Postage and shipping	1,103	1,027	7.4
Other miscellaneous expense	19,215	15,577	23.4
Total noninterest expense	$ 133,699	$ 129,397	3.3%

	Nine months ended
	September 30,
	2014	2013	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 231,077	$ 231,230	(0.1)%
Occupancy, net of rental income	30,845	31,174	(1.1)
Equipment	12,873	14,088	(8.6)
Deposit insurance assessments	5,760	9,068	(36.5)
Voluntary early retirement expense	-	10,850	NM
Amortization of bond issue cost	36	2,983	(98.8)
Advertising	3,155	3,122	1.1
Foreclosed property expense	12,478	8,897	40.2
Telecommunications	6,760	6,510	3.8
Public relations	2,629	3,285	(20.0)
Data processing	8,338	8,023	3.9
Computer software	7,762	6,299	23.2
Amortization of intangibles	3,332	2,151	54.9
Legal fees	7,500	17,888	(58.1)
Merger expense	1,757	-	NM
Postage and shipping	3,506	3,236	8.3
Other miscellaneous expense	50,552	48,215	4.8
Total noninterest expense	$ 388,360	$ 407,019	(4.6)%

While salaries and employee benefits expense increased $3.9 million for the three months ended September 30, 2014, compared to the same period in 2013, salaries and employee benefit expense remained stable for the nine months ended 2014, compared to the same period in 2013, as a result of decreases in incentive, retirement and group health expenses during the first nine months of 2014 offsetting third quarter 2014 annual performance review compensation increases. Occupancy expense, as well as equipment expense,  remained relatively stable for the comparable three-month and nine-month periods.  Deposit insurance assessments decreased for the comparable three-month and nine-month periods as a result of improvement evidenced in several variables utilized by the FDIC in calculating the deposit insurance assessment.

A pre-tax charge of $10.9 million was recorded during the second quarter of 2013 related to additional benefits offered under the voluntary early retirement program that was offered to certain employees that met job classification, age and years-of-service criteria.  No such expenses were recorded in 2014.

A pre-tax charge of $2.9 million was recorded during the third quarter of 2013 to write-off unamortized issuance costs related to the redemption of the 8.15% trust preferred securities.  No such redemption and resulting unamortized issuance costs were recorded in 2014.

Foreclosed property expense increased for the three months and nine months ended September 30, 2014 compared to the same periods in 2013 as a result of the large increase in losses on the sale of real estate more than offsetting the decreased other foreclosed property expenses resulting from the decrease in the number of properties owned.  During the first nine months of 2014, the Company added $12.5 million to OREO through foreclosures.  Sales of OREO in the first nine months of 2014 were $33.5 million, resulting in a net loss of $3.3 million.  The components of foreclosed property expense for the three months and nine months ended September 30, 2014 and 2013 and the percentage change between periods are shown in the following tables:

	Three months ended
	September 30,
	2014	2013	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$ 3,289	$ 352	834.4
Writedown of other real estate owned	1,609	1,788	(10.0)
Other foreclosed property expense	823	1,158	(28.9)
Total foreclosed property expense	$ 5,721	$ 3,298	73.5%

NM=Not meaningful

	Nine months ended
	September 30,
	2014	2013	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$ 4,828	$ 318	1,418.2%
Writedown of other real estate owned	5,657	5,007	13.0
Other foreclosed property expense	1,993	3,572	(44.2)
Total foreclosed property expense	$ 12,478	$ 8,897	40.2%

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising, public relations and data processing, the primary fluctuations included the increase in amortization of intangibles and other miscellaneous expense and the decrease in legal fees.  The increase in amortization of intangibles is a result of intangibles recorded during the acquisition of the two insurance agencies since September 30, 2013.  The decrease in legal fees is a result of litigation reserves related to various legal matters recorded in 2013 with no additional litigation reserves recorded in 2014.  The increase in other miscellaneous expense is a result of additional costs recorded during the third quarter of 2014 related to consulting and compliance services. These services are related to BSA and AML compliance remediation.

Income Tax

The Company recorded income tax expense of $12.4 million for the third quarter of 2014, compared to income tax expense of $8.0 million for the third quarter of 2013.   Income tax expense was $39.4 million and $25.5 million for the nine month periods ended September 30, 2014 and 2013, respectively. Because of the volatility on the Company’s earnings, the Company’s tax calculations were based on actual results of operations, including tax preference items through September 30, 2014.  The primary differences between the Company’s recorded expense for the third quarter and first nine months of 2014 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income and other tax preference items.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at September 30, 2014 were $11.9 billion, or 91.3% of total assets, compared with $11.8 billion, or 90.7% of total assets, at December 31, 2013.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 79.0% of average earning assets during the third quarter of 2014.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $9.5 billion and $9.0 billion at September 30, 2014 and December 31, 2013, respectively.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	September 30,		December 31,
	2014	2013	2013

	(In thousands)

Commercial and industrial	$ 1,721,208	$ 1,510,035	$ 1,538,302
Real estate
Consumer mortgages	2,191,265	1,931,171	1,976,073
Home equity	518,263	490,361	494,339
Agricultural	242,023	234,547	234,576
Commercial and industrial-owner occupied	1,508,679	1,422,077	1,473,320
Construction, acquisition and development	819,636	723,609	741,458
Commercial real estate	1,916,577	1,795,352	1,846,039
Credit cards	109,464	105,112	111,328
All other	519,135	594,128	578,453
Total	$ 9,546,250	$ 8,806,392	$ 8,993,888

The following table shows the Company’s loans and leases, net of unearned income by segment, class and geographical location as of September 30, 2014:

	Alabama				Greater			Corporate
	and Florida				Memphis		Texas and	Banking
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	and Other	Total
	(In thousands)
Commercial and industrial	$ 78,447	$ 184,004	$ 295,398	$ 21,656	$ 22,151	$ 87,812	$ 301,052	$ 723,492	$ 1,714,012
Real estate
Consumer mortgages	179,069	276,898	709,536	68,573	111,936	166,424	541,041	137,788	2,191,265
Home equity	70,133	40,706	168,679	21,146	70,006	80,539	64,831	2,223	518,263
Agricultural	7,204	73,145	55,899	3,065	13,757	11,895	72,511	4,547	242,023
Commercial and industrial-owner occupied	177,765	169,198	463,012	66,224	91,349	90,381	319,516	131,234	1,508,679
Construction, acquisition and development	120,547	71,224	214,651	21,009	74,120	116,058	173,894	28,133	819,636
Commercial real estate	273,560	329,167	281,569	198,130	108,243	110,457	427,991	187,460	1,916,577
Credit cards	-	-	-	-	-	-	-	109,464	109,464
All other	27,508	41,794	127,743	3,453	35,378	34,717	72,335	147,695	490,623
Total	$ 934,233	$ 1,186,136	$ 2,316,487	$ 403,256	$ 526,940	$ 698,283	$ 1,973,171	$ 1,472,036	$ 9,510,542

* Excludes the Greater Memphis Area.

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of September 30, 2014:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total

	(In thousands)
Commercial and industrial	$ 37,511	$ 884,173	$ 572,005	$ 220,323	$ 1,714,012
Real estate
Consumer mortgages	5,045	432,233	779,655	974,332	2,191,265
Home equity	230	77,029	440,842	162	518,263
Agricultural	237	40,194	107,530	94,062	242,023
Commercial and industrial-owner occupied	2,354	166,439	541,703	798,183	1,508,679
Construction, acquisition and development	3,249	445,037	208,614	162,736	819,636
Commercial real estate	1,313	168,703	945,895	800,666	1,916,577
Credit cards	-	109,464	-	-	109,464
All other	305	190,053	235,452	64,813	490,623
Total	$ 50,244	$ 2,513,325	$ 3,831,696	$ 3,115,277	$ 9,510,542

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production.  Commercial and industrial loans outstanding increased 12.1% from December 31, 2013 to September 30, 2014.

Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding increased 10.9% at September 30, 2014 compared to December 31, 2013.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding remained relatively stable during the first nine months of 2014, increasing by 4.8% at September 30, 2014 compared to December 31, 2013.

Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding increased 3.2% from December 31, 2013 to September 30, 2014.

Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans increased 2.4% from December 31, 2013 to September 30, 2014.

Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. Prior to March 2010, these loans were often structured with interest reserves to fund interest costs during the construction and development period.  Additionally, certain loans are structured with interest only terms.  The Bank primarily engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular.  Sales of finished houses slowed during 2009 and activity has remained slow since then, which has resulted in lower demand for residential lots and development land.  The Company curtailed the origination of new construction, acquisition and development loans significantly during 2009 and the Company continued to maintain that strategy until the past few years.  Construction, acquisition and development loans increased 10.5% from December 31, 2013 to September 30, 2014.

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

At September 30, 2014, the Company had $20.9 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $194,000 and $514,000 recognized as interest income during the third quarter and first nine months of 2014, respectively.  There were no construction, acquisition and development loans with interest reserves that were on non-accrual status at September 30, 2014.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.

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

The construction, acquisition and development portfolio may be further categorized by risk characteristics into the following nine categories: commercial acquisition and development, residential acquisition and development, multi-family construction, one-to-four family construction, commercial construction and recreation and all other loans.  Construction, acquisition and development loans were $819.6 million at September 30, 2014 and $741.5 million at December 31, 2013.  The following table shows the Company’s construction, acquisition and development portfolio by geographical location and performing status at September 30, 2014:

	Alabama				Greater
Real Estate Construction,	and Florida				Memphis		Texas and
Acquisition and Development	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total

Performing:	(In thousands)
Multi-family construction	$ 11,151	$ 1,122	$ 5	$ -	$ -	$ 8,725	$ 3,073	$ -	$ 24,076
One-to-four family construction	38,846	14,418	49,791	3,883	11,114	58,007	42,309	459	218,827
Recreation and all other loans	887	6,210	11,658	564	3,498	1,680	7,458	-	31,955
Commercial construction	34,593	19,576	68,862	5,764	20,493	23,762	50,426	22,258	245,734
Commercial acquisition and development	9,869	15,965	33,875	5,450	17,617	7,906	27,117	1,607	119,406
Residential acquisition and development	23,687	13,869	47,994	5,348	19,939	15,623	41,953	3,807	172,220
Total	$ 119,033	$ 71,160	$ 212,185	$ 21,009	$ 72,661	$ 115,703	$ 172,336	$ 28,131	$ 812,218

Non-performing:
Multi-family construction	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	586	32	218	-	124	279	-	-	1,239
Recreation and all other loans	-	11	155	-	688	-	206	-	1,060
Commercial construction	-	-	-	-	-	-	-	-	-
Commercial acquisition and development	645	21	1,257	-	-		110	-	2,033
Residential acquisition and development	283	-	836	-	647	76	1,242	2	3,086
Total	$ 1,514	$ 64	$ 2,466	$ -	$ 1,459	$ 355	$ 1,558	$ 2	$ 7,418

Total:
Multi-family construction	$ 11,151	$ 1,122	$ 5	$ -	$ -	$ 8,725	$ 3,073	$ -	$ 24,076
One-to-four family construction	39,432	14,450	50,009	3,883	11,238	58,286	42,309	459	220,066
Recreation and all other loans	887	6,221	11,813	564	4,186	1,680	7,664	-	33,015
Commercial construction	34,593	19,576	68,862	5,764	20,493	23,762	50,426	22,258	245,734
Commercial acquisition and development	10,514	15,986	35,132	5,450	17,617	7,906	27,227	1,607	121,439
Residential acquisition and development	23,970	13,869	48,830	5,348	20,586	15,699	43,195	3,809	175,306
Total	$ 120,547	$ 71,224	$ 214,651	$ 21,009	$ 74,120	$ 116,058	$ 173,894	$ 28,133	$ 819,636

* Excludes the Greater Memphis Area.

The following table shows the maturity distribution of the Company’s construction, acquisition and development portfolio as of September 30, 2014:

Real Estate Construction,		One Year	One to	After
Acquisition and Development	Past Due	or Less	Five Years	Five Years	Total

Outstanding loan balances:	(In thousands)
Multi-family construction	$ -	$ 4,853	$ 19,223	$ -	$ 24,076
One-to-four family construction	200	208,849	7,406	3,611	220,066
Recreation and all other loans	463	6,710	16,564	9,278	33,015
Commercial construction	354	114,087	42,723	88,570	245,734
Commercial acquisition and development	892	37,047	53,498	30,002	121,439
Residential acquisition and development	1,340	73,491	69,200	31,275	175,306
Total	$ 3,249	$ 445,037	$ 208,614	$ 162,736	$ 819,636

Non-accrual loans:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	-	1,059	31	149	1,239
Recreation and all other loans	155	688	206	-	1,049
Commercial construction	-	-	-	-	-
Commercial acquisition and development	636	874	132	-	1,642
Residential acquisition and development	140	1,643	264	93	2,140
Total	$ 931	$ 4,264	$ 633	$ 242	$ 6,070

As of September 30, 2014,  54.3% of the loans included in the construction, acquisition and development portfolio were scheduled to mature within one year.  Many of these maturities are expected to occur prior to the completion of the related projects, and management expects that these loans will likely be renewed for an additional period of time. The Company’s loan policy requires that updated appraisals from qualified third party appraisers be obtained for any real estate loan over $250,000 that is renewed.  If the borrower is experiencing financial difficulties, and the renewal is made with concessions, the loan is considered to be a TDR. These TDRs are tested for impairment by assessing the estimated disposal value of the collateral from the recent appraisal or by assessing the present value of the discounted cash flows expected on these loans.

The following table presents the activity in the construction, acquisition and development nonaccrual loans for the nine months ended September 30, 2014:

(In thousands)
Balance at December 31, 2013	$ 17,567
Additions to construction, acquisition and development nonaccruals:
Formation of new nonaccrual loans	2,717
Reductions in construction, acquisition and development nonaccruals:
Charge-offs	(3,142)
Foreclosures to OREO	(881)
Payments	(8,764)
Transfers to accrual status	(1,812)
Transfer to other loan category	385
Balance at September 30, 2014	$ 6,070

The five largest credits that made up the construction, acquisition and development nonaccrual loan balance at September 30, 2014 were primarily loans for land for future development located throughout the Company’s geographical locations and in various stages of maturity.  The five largest credits made up 47.6% of the total construction, acquisition and development nonaccrual loan balance at September 30, 2014.

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial loans increased 3.8% from December 31, 2013 to September 30, 2014.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 1.7% from December 31, 2013 to September 30, 2014.

All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances, net of unearned income decreased 11.1% from December 31, 2013 to September 30, 2014.

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

	September 30,		December 31,
	2014	2013	2013

	(Dollars in thousands)
Non-accrual loans and leases	$ 54,612	$ 121,353	$ 92,173
Loans 90 days or more past due, still accruing	1,925	1,479	1,226
Restructured loans and leases, still accruing	12,398	21,502	27,007
Total NPLs	68,935	144,334	120,406

Other real estate owned	42,691	76,853	69,338
Total NPAs	$ 111,626	$ 221,187	$ 189,744

NPLs to net loans and leases	0.72%	1.65%	1.34%
NPAs to net loans and leases	1.17%	2.52%	2.12%

NPLs decreased 42.7% to $68.9 million at September 30, 2014 compared to $120.4 million at December 31, 2013 and decreased 52.2% compared to $144.3 million at September 30, 2013.  Included in NPLs at September 30, 2014 were $22.8 million of loans that were impaired.  These impaired loans had a specific reserve of $1.2 million included in the allowance for credit losses of $144.0 million at September 30, 2014, and were net of $5.5 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2013 included $54.9 million of loans that were impaired.  These impaired loans had a specific reserve of $4.1 million included in the allowance for credit losses of $153.2 million at December 31, 2013.  NPLs at September 30, 2013 included $79.7 million of loans that were impaired.  These impaired loans had a specific reserve of $3.8 million included in the allowance for credit losses of $154.0 million at September 30, 2013.

Non-accrual loans at September 30, 2014 reflected a decrease of $37.6 million, or 40.8%, compared to December 31, 2013 and a decrease of $66.7 million, or 55.0%, compared to September 30, 2013.  The Bank’s NPL levels over the past several years have been reflective of the continuing effects of the prevailing economic environment on the Bank’s loan portfolio, as a significant portion of the prior increases in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, particularly residential construction and development loans, primarily in the Bank’s more urban markets. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent during the past two years and certain other borrower specific factors. While non-accrual loans are decreasing in almost all loan categories, the primary decrease in non-accrual loans continues to be recognized in the real estate construction, acquisition and development portfolio as non-accrual loans related to this portfolio decreased $11.5 million, or 65.4%, to $6.1 million at September 30, 2014 compared to $17.6 million at December 31, 2013 and decreased $20.1 million, or 76.8%, compared to $26.1 million at September 30, 2013.

The Bank’s NPLs are primarily located in Alabama, Mississippi and Tennessee as these markets represent $42.4 million, or 61.5% of total NPLs of $68.9 million at September 30, 2014.  These areas have experienced a higher incidence of NPLs, primarily as a result of the downturn in the economy and housing market in these regions.  While NPLs in these markets still maintain the largest portion of total NPLs at September 30, 2014, these markets have noticed a decrease in total NPLs of $41.4 million, or 49.4%, since September 30, 2013.  These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  The following table presents the NPLs by geographical location at September 30, 2014:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Alabama and Florida Panhandle	$ 934,233	$ -	$ 8,060	$ 115	$ 8,175	0.9%
Arkansas*	1,186,136	80	2,601	3,541	6,222	0.5
Mississippi*	2,316,487	80	14,615	2,940	17,635	0.8
Missouri	403,256	-	2,129	-	2,129	0.5
Greater Memphis Area	526,940	30	6,791	1,844	8,665	1.6
Tennessee*	698,283	-	7,429	480	7,909	1.1
Texas and Louisiana	1,973,171	24	4,890	1,813	6,727	0.3
Other	1,472,036	1,711	8,097	1,665	11,473	0.8
Total	$ 9,510,542	$ 1,925	$ 54,612	$ 12,398	$ 68,935	0.7%
* Excludes the Greater Memphis Area.

OREO decreased by $34.2 million to $42.7 million at September 30, 2014 compared to $76.9 million at September 30, 2013 and decreased by $26.6 million compared to $69.3 million at December 31, 2013.  OREO decreased as a result of sales of foreclosed properties exceeding new foreclosures coupled with writedowns that were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.

The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration.  Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to focus on improving and enhancing existing processes related to the early identification and resolution of potential credit problems.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a nine-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $18.4 million and $50.3 million at September 30, 2014 and December 31, 2013, respectively.  Restructured loans of $6.0 million and $23.2 million were included in the non-accrual loan category at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at September 30, 2014:

	September 30, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,685,887	$ 994	$ 25,536	$ 341	$ -	$ 1,254	$ 1,714,012
Real estate
Consumer mortgages	2,098,275	-	88,742	-	-	4,248	2,191,265
Home equity	507,884	-	9,752	-	-	627	518,263
Agricultural	227,546	500	13,711	-	-	266	242,023
Commercial and industrial-owner occupied	1,443,345	3,685	57,572	142	-	3,935	1,508,679
Construction, acquisition and development	776,197	255	39,310	342	-	3,532	819,636
Commercial real estate	1,850,212	-	57,393	189	-	8,783	1,916,577
Credit cards	109,464	-	-	-	-	-	109,464
All other	471,065	-	19,382	-	-	176	490,623
Total	$ 9,169,875	$ 5,434	$ 311,398	$ 1,014	$ -	$ 22,821	$ 9,510,542

(1)	Impaired loans are shown exclusive of accruing troubled debt restructurings (“TDRs”)

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At September 30, 2014, the Bank had $5.1 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at September 30, 2014:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total

	(In thousands)
Pass	$ 9,166,956	$ 2,753	$ 144	$ 22	$ 9,169,875
Special Mention	5,434	-	-	-	5,434
Substandard	279,339	17,572	7,023	7,464	311,398
Doubtful	673	-	-	341	1,014
Loss	-	-	-	-	-
Impaired	11,735	1,992	-	9,094	22,821
Total	$ 9,464,137	$ 22,317	$ 7,167	$ 16,921	$ 9,510,542

All loan grade categories decreased at September 30, 2014 compared to December 31, 2013 with the exception of the pass loan grade category, which increased 7.5%   at September 30, 2014 compared to December 31, 2013.  All of the $5.4 million of Special Mention loans and leases remained current as to scheduled repayment of principal and interest.  Of the $311.4 million of Substandard loans and leases, 89.7% remained current as to scheduled repayment of principal and interest, with only 2.4% having outstanding balances that were 90 days or more past due at September 30, 2014.  Of the $22.8 million of impaired loans and leases, 51.4% remained current as to scheduled repayment of principal and/or interest, with 39.8% having outstanding balances that were 90 days or more past due at September 30, 2014.

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

The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at September 30, 2014:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Commercial and industrial	$ 1,714,012	$ 60	$ 2,786	$ 889	$ 3,735	0.2%
Real estate
Consumer mortgages	2,191,265	1,590	23,408	2,322	27,320	1.2
Home equity	518,263	20	2,073	18	2,111	0.4
Agricultural	242,023	-	638	9	647	0.3
Commercial and industrial-owner occupied	1,508,679	-	7,495	4,449	11,944	0.8
Construction, acquisition and development	819,636	-	6,070	1,348	7,418	0.9
Commercial real estate	1,916,577	-	11,102	2,157	13,259	0.7
Credit cards	109,464	255	168	995	1,418	1.3
All other	490,623	-	872	211	1,083	0.2
Total	$ 9,510,542	$ 1,925	$ 54,612	$ 12,398	$ 68,935	0.7%

The following table provides additional details related to the make-up of the Company’s real estate construction, acquisition and development loan class and the distribution of NPLs at September 30, 2014:

Real Estate Construction,		90+ Days Past Due still	Non-accruing	Restructured Loans, still		NPLs as a % of
Acquisition and Development	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Multi-family construction	$ 24,076	$ -	$ -	$ -	$ -	-%
One-to-four family construction	220,066	-	1,239	-	1,239	0.6
Recreation and all other loans	33,015	-	1,049	11	1,060	3.2
Commercial construction	245,734	-	-	-	-	-
Commercial acquisition and development	121,439	-	1,642	391	2,033	1.7
Residential acquisition and development	175,306	-	2,140	946	3,086	1.8
Total	$ 819,636	$ -	$ 6,070	$ 1,348	$ 7,418	0.9%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Available-for-sale securities were $2.2 billion at September 30, 2014 compared to $2.5 billion at December 31, 2013.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At September 30, 2014, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of September 30, 2014:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%

Available-for-sale Securities:	(Dollars in thousands)
Aaa	$ 1,731,751	79.3%	$ 1,735,208	78.5%
Aa1 to Aa3	172,477	7.9%	182,782	8.3%
A1 to A3	50,265	2.3%	53,133	2.4%
Not rated (1)	229,387	10.5%	240,339	10.8%
Total	$ 2,183,880	100.0%	$ 2,211,462	100.0%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $66.7 million and a market value of $71.0 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the third quarter of 2014 that indicated the necessity of an earlier goodwill impairment assessment.

In the current environment, forecasting cash flows, credit losses and growth, in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $291.5 million at September 30, 2014 and $286.8 million at December 31, 2013.

Other Real Estate Owned

OREO totaled $42.7 million and $69.3 million at September 30, 2014 and December 31, 2013, respectively.  OREO at September 30, 2014 had aggregate loan balances at the time of foreclosure of $107.3 million.  OREO at December 31, 2013 had aggregate loan balances at the time of foreclosure of $159.1 million.  The following table presents the OREO by segment, class and geographical location at September 30, 2014:

	September 30, 2014
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total

	(In thousands)
Commercial and industrial	$ 84	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 84
Real estate
Consumer mortgages	809	97	1,777	-	-	173	29	-	2,885
Home equity	-	-	188	-	-	-	-	-	188
Agricultural	-	-	216	-	462	-	-	-	678
Commercial and industrial-owner occupied	-	-	2,456	-	601	238	60	-	3,355
Construction, acquisition and development	8,318	83	9,957	37	12,156	2,817	140	-	33,508
Commercial real estate	796	288	646	-	-	121	-	-	1,851
All other	-	-	142	-	-	-	-	-	142
Total	$ 10,007	$ 468	$ 15,382	$ 37	$ 13,219	$ 3,349	$ 229	$ -	$ 42,691

*Excludes the Greater Memphis Area

Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.  While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the consumer mortgage and commercial real estate portfolios at September 30, 2014 suggested that a majority of additions to OREO in the near-term might be from these categories.

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

The following table presents the Company’s noninterest bearing, interest bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	September 30,	December 31,
	2014	2013	% Change

	(Dollars in millions)
Noninterest bearing demand	$ 2,811	$ 2,645	6.3%
Interest bearing demand	4,499	4,582	(1.8)
Savings	1,312	1,234	6.3
Other time	2,080	2,313	(10.1)
Total deposits	$ 10,702	$ 10,774	(0.7)%

The 1.0% decrease in deposits at September 30, 2014 compared to December 31, 2013 was primarily a result of the increase in noninterest-bearing demand and savings deposits being more than offset by the declines in interest-bearing demand and other time deposits.  The average maturity of time deposits at September 30, 2014 was 15.3 months, compared to 13.9 months at December 31, 2013.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company had $2.0 million in short-term borrowings from the FHLB at September 30, 2014.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had no short-term borrowings from the FHLB nor the Federal Reserve at December 31, 2013.  The Company had federal funds purchased and securities sold under agreement to repurchase of $431.4 million and $421.0 million at September 30, 2014 and December 31, 2013, respectively.

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

The Company had long-term borrowings from U.S. Bank totaling $50.2 million and $48.2 million at September 30, 2014 and December 31, 2013, respectively.  The Company also had long-term borrowings from the FHLB of $31.5 million at September 30, 2014 and $33.5 million December 31, 2013.   The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.4 billion in additional borrowing capacity under the existing FHLB borrowing agreement at September 30, 2014.

The Company had non-binding federal funds borrowing arrangements with other banks aggregating $820.0 million at September 30, 2014.    The unencumbered fair value of the Company’s federal government and government agencies securities portfolio may provide substantial additional liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk‑based capital guidelines established by the Board of Governors of the Federal Reserve System.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered “well capitalized” for the Company’s Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill)  are 6%,  10% and 5%, respectively.  The Company exceeded the required minimum levels for these ratios at September 30, 2014 and December 31, 2013 as follows:

	September 30, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth, Inc.
Tier 1 capital (to risk-weighted assets)	$ 1,326,063	13.18%	$ 1,255,244	12.99%
Total capital (to risk-weighted assets)	1,452,445	14.43%	1,376,752	14.25%
Tier 1 leverage capital (to average assets)	1,326,063	10.47%	1,255,244	9.93%

The FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the Tier 1 capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at September 30, 2014 and December 31, 2013 as follows:

	September 30, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth Bank
Tier 1 capital (to risk-weighted assets)	$ 1,282,194	12.75%	$ 1,237,716	12.83%
Total capital (to risk-weighted assets)	1,408,569	14.01%	1,359,195	14.09%
Tier 1 leverage capital (to average assets)	1,282,194	10.16%	1,237,716	9.81%

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

The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation.  The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp.  The Company redeemed $8.25 million of the Junior Subordinated Debt Securities and $8.0 million of the related trust preferred securities assumed in the City Bancorp merger at par on January 8, 2014. The Company’s remaining $23.2 million in assumed trust preferred securities qualifies as Tier 1 capital at September 30, 2014 under Federal Reserve Board guidelines.  At September 30, 2014, the $23.2 million in assumed trust preferred securities were callable at the option of the Company upon obtaining approval of the Federal Reserve.

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $11.2 million accrued as of September 30, 2014 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

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

On July 31, 2014, the Company and its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint alleges that the defendants made materially false and misleading statements regarding the Company’s procedures, systems and process related to certain of its compliance programs.  The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper.  No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

During the three months ended September 30, 2014, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended September 30, 2014, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

On July 31, 2014, the Company and its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint alleges that the defendants made materially false and misleading statements regarding the Company’s procedures, systems and process related to certain of its compliance programs.  The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper.  No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

ITEM 1A.  RISK FACTORS

The discussion of the Company’s business and operations should be read together with the risk factors contained below and in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which describe various risks and uncertainties to which the Company is or may become subject.  These risks and uncertainties have the potential to affect the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations in a materially adverse manner.

The Bank may not be able to satisfy the conditions and obligations of the Consent Order that it consented and agreed to with the Federal Deposit Insurance Corporation and the Mississippi Department of Banking and Consumer Finance.

The Bank is subject to certain conditions and obligations of a Consent Order dated September 4, 2014 (the “Order”) that it consented and agreed to with the Federal Deposit Insurance Corporation (“FDIC”) and the Mississippi Department of Banking and Consumer Finance (“Mississippi Banking Department”) relating to the

Bank’s Bank Secrecy Act and Anti-Money Laundering Program.  The Order requires the Bank to take certain actions, including, without limitation, (i) the creation of a subcommittee of the Board of Directors of the Bank to ensure compliance with the requirements of the Order, (ii) an assessment of the Bank’s personnel needs to ensure that an adequate number of qualified staff have been retained for the Bank’s BSA Department, (iii) the appointment of a qualified BSA officer, (iv) the development and implementation of a remediation plan to ensure and maintain compliance with the BSA and correct deficiencies noted in the exam dated July 22, 2014, (v) the development of a system of internal controls that provides for policies and procedures for identifying, evaluating, monitoring and reporting high-risk accounts, suspicious activities, transactions involving non-customers, wire transfer recordkeeping and compliance with the requirements of the Office of Foreign Assets Control, (vi) independent testing on an annual basis for compliance by the Bank with the BSA, (vii) implementation of a training program for management and staff of the Bank on all aspects of the BSA and the Bank’s compliance therewith, (viii) the development and implementation of a Look Back Review Plan to review deposit account and transaction activity from June 6, 2013 through May 31, 2014, (ix) the development and implementation of a Customer Due Diligence Program, (x) revise the Bank’s BSA/AML Risk Assessment, and (xi) the development and implementation of a written program for monitoring and reporting suspicious activity.

The Bank has begun implementing corrective actions and expects that it will be able to undertake and implement required actions within the time periods specified in the Order.  Failure to comply with the Order could result in enforcement actions by the FDIC and/or the Mississippi Banking Department which in turn could result in monetary penalties and could otherwise have a materially adverse effect upon the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations.

ITEM 5. OTHER INFORMATION

CFPB and DOJ Matters

The Consumer Financial Protection Bureau (“CFPB”) has issued a series of inter-related Civil Investigative Demands to the Bank seeking documents and information regarding the Bank’s fair lending program, and the U.S. Department of Justice (“DOJ”) has begun a related investigation and has requested the same documents and information.  The Bank is cooperating with the CFPB and the DOJ with respect to these ongoing matters.

FDIC and Mississippi Banking Department Matter

In its 2014 examination of the Bank’s compliance with the Bank Secrecy Act (“BSA”), the FDIC identified weaknesses in the Bank’s BSA and anti-money laundering program.   On September 4, 2014, the Bank entered into a Consent Order with the FDIC and the Mississippi Banking Department which prescribes certain actions the Bank must take to address the weaknesses identified by the FDIC.  The Consent Order did not require the payment of a civil money penalty.  For more information about the Bank’s obligations under the Consent Order, please see the information provided under Part II, Item 1A of this Report, “Risk Factors,” and the Company’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on September 4, 2014.

CFPB, DOJ, Mississippi Banking Department and FDIC Matters

If any or all of the CFPB, DOJ, Mississippi Banking Department or FDIC determine to bring formal or additional enforcement actions, it could include demands for civil money penalties, changes to certain of the Bank’s business practices, assessments, and/or compliance programs and monitoring, and with respect to the CFPB/DOJ fair lending matter, customer restitution. Based on the facts currently known by the Company, the Company is unable at this time to determine the terms on which the ongoing investigations by the CFPB and the DOJ will be resolved or the timing of such resolution or to estimate reliably the amounts, or range of possible amounts, of any fines, penalties and/or restitution.

ITEM 6.  EXHIBITS

(2)(a)Agreement No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between

BancorpSouth, Inc. and Central Community Corporation. (1)

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

 (31.1)Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(32.2)Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(101)Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of September 30, 2014 and 2013, and December 31, 2013, (ii) the Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three-month  and nine-month periods ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.***

____________________________

(1)Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.

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

*Filed herewith.

**Furnished herewith.

***As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.
(Registrant)

DATE: November 3, 2014	/s/ William L. Prater
William L. Prater
Senior Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

(2)(a)Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation.

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

 (31.1)Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(32.2)Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(101)Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of September 30, 2014 and 2013, and December 31, 2013, (ii) the Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three-month  and nine-month periods ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.***

____________________________

(1)Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.

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

*Filed herewith.

**Furnished herewith.

***As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.