Form 10-K
period 2014-12-31
BANCORPSOUTH INC
filed 2015-02-24
CIK 701853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________________________

FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):  Large Accelerated Filer [X]  Accelerated Filer [  ]  Non-Accelerated Filer [  ](Do not check if a smaller reporting company)  Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2014 was approximately $2,263,000,000, based on the last reported sale price per share of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2014.

As of February 19, 2015, the registrant had outstanding 96,281,355 shares of common stock, par value $2.50 per share.

                                      DOCUMENTS INCORPORATED BY REFERENCE

To the extent stated herein, portions of the Definitive Proxy Statement on Schedule 14A to be used in connection with the registrant's 2015 Annual Meeting of Shareholders and to be filed prior to April 30, 2015 are incorporated by reference into Part III of this Report.

BANCORPSOUTH, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2014

TABLE OF CONTENTS

PART I

Item	1.	Business	4
Item	1A.	Risk Factors	19
Item	1B.	Unresolved Staff Comments	32
Item	2.	Properties	32
Item	3.	Legal Proceedings	32
Item	4.	Mine Safety Disclosures	33

PART II

Item	5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item	6.	Selected Financial Data	35
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	77
Item	8.	Financial Statements and Supplementary Data	79
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	141
Item	9A.	Controls and Procedures	141
Item	9B.	Other Information	141

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	142
Item	11.	Executive Compensation	143
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	143
Item	13.	Certain Relationships and Related Transactions; and Director Independence	144
Item	14.	Principal Accountant Fees and Services	144

PART IV

Item	15.	Exhibits and Financial Statement Schedules	144

PART I

ITEM 1.  BUSINESS.

GENERAL

BancorpSouth, Inc. (the “Company”) is a financial holding company incorporated in 1982.  Through its principal bank subsidiary, BancorpSouth Bank (the “Bank”), the Company conducts commercial banking and financial services operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, Missouri and Illinois.  At December 31, 2014, the Company and its subsidiaries had total assets of $13.3 billion and total deposits of $11.0 billion.  The Company’s principal office is located at One Mississippi Plaza, 201 South Spring Street, Tupelo, Mississippi 38804 and its telephone number is (662) 680-2000.

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

DESCRIPTION OF BUSINESS

The Bank has its principal office in Tupelo, Lee County, Mississippi, and conducts a general commercial banking, trust and insurance business through 305 offices in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, Missouri and Illinois. The Bank has grown through the acquisition of other banks and insurance agencies and through the opening of new branches and offices.

The Bank and its subsidiaries provide a range of financial services to individuals and small-to-medium size businesses. The Bank operates an insurance agency subsidiary which engages in sales of insurance products.  The Bank’s wealth management department offers a variety of services including investment brokerage services, personal trust and estate services, certain employee benefit accounts and plans, including individual retirement accounts, and limited corporate trust functions.  All of the Company’s assets are located in the United States and all of its revenues generated from external customers originate within the United States.

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

The principal areas of competition in the banking industry center on a financial institution's ability and willingness to provide credit on a timely and competitively priced basis, to offer a sufficient range of deposit and investment opportunities at competitive prices and maturities, and to offer personal and other services of sufficient quality and at competitive prices.  Management believes that the Company and its subsidiaries can compete effectively in all of these areas.

REGULATION AND SUPERVISION

The following discussion sets forth certain material elements of the regulatory framework applicable to the Company and the Bank. This discussion is a brief summary of the regulatory environment in which the Company and its subsidiaries operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations.  Regulation of financial institutions is intended primarily for the protection of depositors, the deposit insurance fund and the banking system, and generally is not intended for the protection of shareholders. Changes in applicable laws, and their application by regulatory agencies, cannot necessarily be predicted, but could have a material effect on the business and results of the Company and its subsidiaries.

General

The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Company is required to file annual reports with the Federal Reserve and such other information as the Federal Reserve may require.  The Federal Reserve also conducts examinations of the Company.

The Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•

it may acquire direct or indirect ownership or control of any voting shares of any other bank holding company if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the other bank holding company;

•

it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

•	it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or
•	it may merge or consolidate with any other bank holding company.

The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anticompetitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on the performance under the Community Reinvestment Act of 1977 (“CRA”), both of which are discussed below in more detail.

Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); or
•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Company’s common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenging rebuttable presumptions of control.

The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries and acquiring or retaining direct or indirect control of any company engaged in any activities other than activities closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve considers whether performing the activity can be expected to produce benefits to the public that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or control of any subsidiary when the continuation of the activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

Federal Reserve policy historically has required bank holding companies to act as a source of strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) codifies this policy as a statutory requirement. This support may be required by the Federal Reserve at times when the Company might otherwise determine not to provide it. In addition, if a bank holding company commits to a federal bank regulator that it will maintain the capital of its bank subsidiary, whether in response to the Federal Reserve’s invoking its source-of-strength authority or in response to other regulatory measures, that commitment will be assumed by a bankruptcy trustee and the bank will be entitled to priority payment in respect of that commitment, ahead of other creditors of the bank holding company.

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

In addition, the Company is required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC under federal securities laws.  The common stock of the Company is listed on the New York Stock Exchange and such listing subjects the Company to compliance with the exchange’s requirements with respect to reporting and other rules and regulations.

Financial Holding Company Status

In 2004, pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”), the Company elected to be a financial holding company regulated as such under the Bank Holding Company Act. Financial holding company powers relate to financial activities that are determined by the Federal Reserve to be financial in nature, incidental to an activity that is financial in nature or complementary to a financial activity (provided that the complementary activity does not pose a safety and soundness risk).  GLBA expressly characterizes certain activities as financial in nature, including lending activities, underwriting and selling insurance, providing financial or investment advice, securities underwriting, dealing and making markets in securities and merchant banking.

For a bank holding company to be eligible to elect financial holding company status, the holding company must be both “well capitalized” and “well managed” under applicable regulatory standards, and all of its subsidiary banks also must be “well-capitalized” and “well-managed” and must have received at least a satisfactory rating on such institution’s most recent examination under CRA. A financial holding company that continues to meet all of such requirements may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the Federal Reserve after-the-fact notice of the new activities.

If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve that it will comply with all applicable capital and management requirements. If the financial holding company does not return to compliance within 180 days, or such longer period as agreed to by the Federal Reserve, the Federal Reserve may order the company to discontinue existing activities that are not generally permissible for bank holding companies or divest investments in companies engaged in such activities. In addition, if any banking subsidiary of a financial holding company receives a CRA rating of less than satisfactory, the financial holding company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.

Generally, the Bank Holding Company Act provides for “umbrella” regulation of financial holding companies by the Federal Reserve and functional regulation of holding company subsidiaries by applicable regulatory agencies. The Bank Holding Company Act, however, requires the Federal Reserve to examine any subsidiary of a bank holding company, other than a depository institution, engaged in activities permissible for a depository institution. The Federal Reserve is also granted the authority, in certain circumstances, to require reports of, and to examine and adopt rules applicable to any holding company subsidiary.

The Dodd-Frank Act

The Dodd-Frank Act, enacted in 2010, significantly restructured financial regulation in the United States, including creating a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies, and through numerous other provisions intended to strengthen the financial services sector.

The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”), which has extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring and regulating systemic risk. In addition, the Dodd-Frank Act altered the authority and duties of the federal banking and securities regulatory agencies, implemented certain corporate governance requirements for all public companies, including financial institutions, with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions, and restricted certain proprietary trading and hedge fund and private equity activities of banks and their affiliates. The Dodd-Frank Act also required the issuance of numerous implementing regulations, many of which have not yet been issued.

In January 2013, the CFPB issued final regulations governing primarily consumer mortgage lending. One rule imposes additional requirements on lenders, including rules designed to require lenders to ensure borrowers’ ability to repay their mortgages. The CFPB also finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act. The CFPB also issued final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing. In November 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, compliance with which is required by August 1, 2015.

The CFPB has direct supervision and examination authority over banks with more than $10 billion in assets, including the Bank. The CFPB’s responsibilities include implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB.

The Dodd-Frank Act also authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be so permitted.  Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks are now able to enter new markets more freely.

Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. The overall financial impact on the Company and its subsidiaries or the financial services industry generally cannot be anticipated at this time.

Dividends

The Company is a legal entity that is separate and distinct from its subsidiaries. The primary source of funds for dividends paid to the Company’s shareholders has been dividends paid to the Company by the Bank.  Various federal and state laws limit the amount of dividends that the Bank may pay to the Company without regulatory approval.  Under Mississippi law, the Bank must obtain the non-objection of the Commissioner of the Mississippi Department of Banking and Consumer Finance prior to paying any dividend on the Bank’s common stock.  Further, the Bank may not pay any dividends if, after paying the dividend, it would be undercapitalized under applicable capital requirements.  The FDIC also has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends.

In addition, the Federal Reserve has the authority to prohibit the payment of dividends by a bank holding company if its actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement, Supervisory Release 09-04, on the payment of cash dividends by bank holding companies, which outlines the Federal Reserve’s view that a bank holding company that is experiencing earnings weaknesses or other financial pressures should not pay cash dividends that exceed its net income, that are inconsistent with its capital position, or that could only be funded in ways that weaken its financial health, such as by borrowing or selling assets.  The Federal Reserve has indicated that, in some instances, it may be appropriate for a bank holding company to eliminate its dividends. Further, in the current financial and economic environment, the Federal Reserve has indicated that bank and financial holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital levels are very strong.

Capital

The Federal Reserve has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies. The risk-based capital ratio guidelines establish a systematic analytical framework that:

•	makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations;
•	takes off-balance sheet exposures into account in assessing capital adequacy; and

•	minimizes disincentives to holding liquid, low-risk assets.

Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based asset ratio represents capital divided by total risk-weighted assets. The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines. The Bank is subject to substantially similar capital requirements of the FDIC.

Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. “Total capital” is Tier 1 capital plus Tier 2 capital. These two tiers are:

•

“Tier 1”, or core capital, that includes total equity plus qualifying capital securities and minority interests, excluding unrealized gains and losses accumulated in other comprehensive income, and non-qualifying intangible and servicing assets; and

•

“Tier 2”, or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, mandatory convertible securities, qualifying subordinated debt, and the allowance for credit losses, up to 1.25% of risk-weighted assets.

 “Total capital” is Tier 1 plus Tier 2 capital. Federal banking regulators require that all intangible assets (net of deferred tax), except originated or purchased mortgage-servicing rights, non-mortgage servicing assets, and purchased credit card relationships, be deducted from Tier 1 capital. However, the total amount of these items included in capital cannot exceed 100% of an institution’s Tier 1 capital.

Under the risk-based guidelines existing prior to January 1, 2015, financial institutions were required to maintain a risk-based ratio of 8%, with 4% being Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when it is determined that an institution’s circumstances warrant.

Under the leverage guidelines existing prior to January 1, 2015, financial institutions were required to maintain a leverage ratio of at least 3%. The minimum ratio is applicable only to financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate risk exposure, and the highest regulatory rating. Financial institutions not meeting these criteria are required to maintain a minimum Tier 1 leverage ratio of 4%.

The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Further, the Federal Reserve has indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet applicable capital guidelines can subject a financial institution to a variety of enforcement remedies available to the federal banking regulators. These include limitations on the ability to pay dividends, the issuance by a regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC. In addition, the financial institution could be subject to the measures described below under “Prompt Corrective Action” as applicable to “under-capitalized” institutions.

New Capital Rules

On July 2, 2013, the Federal Reserve approved the final rule for BASEL III capital requirements (the “Basel III Capital Rules”) for all bank holding companies chartered in the United States. This rule was subsequently approved by the FDIC on July 9, 2013 and made applicable to the Bank. The major provisions of the new rule applicable to the Company and the Bank are:

•

The new rule implements higher minimum capital requirements, includes a new common equity Tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements both improve the quality and increase the quantity of capital required to be held by banking organizations, intended to better equip the United States banking system to deal with adverse economic conditions.

•

The new minimum capital to risk-weighted assets requirements are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%.

•

The new rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets, and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity Tier 1 capital.

•

Under the new rule, in order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer is intended to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk weighted assets. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action well-capitalized thresholds.

•

The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

The transition period for implementation of the Basel III Capital Rules is January 1, 2015 through December 31, 2018.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal banking regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: “well-capitalized,” “adequately-capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.”

An institution is deemed to be:

•

“well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater (8.0% or greater after January 1, 2015), a Tier 1 leverage ratio of 5.0% or greater, and, after January 1, 2015, a common equity Tier 1 capital ratio of 6.5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure;

•

“adequately-capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater (6.0% or greater after January 1, 2015), generally, a Tier 1 leverage ratio of 4.0% or greater, and, after January 1, 2015, a common equity Tier 1 capital ratio of 4.5% or greater, and the institution does not meet the definition of a “well-capitalized” institution;

•	“under-capitalized” if it does not meet the definition of an “adequately-capitalized” institution;
•

“significantly under-capitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% (less than 4.0% after January 1, 2015), a Tier 1 leverage ratio that is less than 3.0%, and, after January 1, 2015, a common equity Tier 1 capital ratio that is less than 3.0%; and

•	“critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.

Throughout 2014, the Bank’s regulatory capital ratios were in excess of the levels established for “well-capitalized” institutions.

FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a cash dividend or paying any management fee to its holding company, if the depository institution would be “under-capitalized” after such payment. “Under-capitalized” institutions are subject to growth limitations and are required by the appropriate federal banking regulator to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan.

If an “under-capitalized” institution fails to submit an acceptable plan, it is treated as if it is “significantly under-capitalized.” “Significantly under-capitalized” institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately-capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks.

“Critically under-capitalized” institutions may not, beginning 60 days after becoming “critically under-capitalized,” make any payment of principal or interest on their subordinated debt. In addition, “critically under-capitalized” institutions are subject to appointment of a receiver or conservator within 90 days of becoming so classified.

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Bank is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had no such brokered deposits at December 31, 2014.

Stress Testing

The Dodd-Frank Act requires financial institutions with more than $10 billion in total consolidated assets to conduct annual stress tests. In May 2012, the federal banking regulators issued joint supervisory guidance on stress testing. The guidance addresses stress testing in connection with overall risk management, including capital and liquidity planning. The guidance outlines general principles for stress testing, applicable to all banking organizations supervised by the Federal Reserve with more than $10 billion in total consolidated assets. The guidance highlights the importance of stress testing as an ongoing risk management practice that supports a banking organization’s forward-looking assessment of its risks. It outlines broad principles for a satisfactory stress testing framework and describes the manner in which stress testing should be employed as an integral component of risk management.

Under the stress test regulations, the Company must conduct annual company-run stress tests using three macroeconomic scenarios (baseline, adverse, and severely adverse) provided no later than November 15 of each year by the Federal Reserve. The stress test projections are based on exposures as of September 30 for the current year and must cover a nine-quarter planning horizon that begins with the quarter ending on December 31 of the current year, and ends with the quarter ending on December 31 two years later. The Company must project losses, pre-provision net revenues, the balance sheet, risk-weighted assets, and capital for each quarter. Additionally, the Company must estimate adequate levels of allowance for loan and lease losses to cover credit risk that remains at the end of each quarter. The stress tests are forward-looking exercises conducted by financial institutions regulated by the Federal Reserve to help ensure that such institutions have sufficient capital to absorb losses and support operations during adverse economic conditions.

The outcome of the Federal Reserve’s analysis of the Company’s projected performance (to include capital, earnings, and balance sheet changes) will be used in supervision of the Company and will assist the Federal Reserve in assessing the Company’s risk profile and capital adequacy. The results of the stress test could hinder the Company’s ability to pay quarterly cash dividends to shareholders, repurchase stock and could also impact the Federal Reserve’s decisions regarding future acquisitions by the Company. The annual Company-run stress test must be conducted and results reported to the Federal Reserve by March 31, 2015 and publicly disclosed during the period June 15 through June 30, 2015.

The Volcker Rule

The “Volcker Rule” under the Dodd-Frank Act restricts, among other things, a bank's proprietary trading activities and a bank's ability to sponsor or invest in certain funds, including hedge or private equity funds. On December 10, 2013, the federal banking regulators adopted final rules implementing the Volcker Rule. The final rules require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule.

Subject to certain exceptions, the Volcker Rule prohibits a banking entity from engaging in “proprietary trading,” which is defined as engaging as principal for the “trading account” of the banking entity in securities or other instruments. Certain forms of proprietary trading may qualify as “permitted activities,” and therefore not be subject to the ban on proprietary trading, such as trading in U.S. government or agency obligations, or certain other state or municipal obligations, and the obligations of Fannie Mae, Freddie Mac or Ginnie Mae.

On January 14, 2014, the federal bank regulators approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities. Under the interim final rule, the retention of an interest in or sponsorship of covered funds by banking entities is not prohibited under the Volcker Rule if certain qualifications are met.

The final rules became effective on April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. On December 18, 2014, the Federal Reserve extended the period by which banking entities must bring certain activities into conformance with the restrictions of the Volcker Rule. Under the new extension, banking entities will have additional time to divest their ownership interests in or otherwise conform their activities with respect to legacy covered fund positions that were acquired before December 31, 2013. The initial extension lengthens the Volcker Rule conformance period for these purposes until July 21, 2016. Although the Federal Reserve is only empowered by the Dodd-Frank Act to extend the conformance period for one year at a time, the Federal Reserve stated that in 2015 it intends to grant an additional one-year extension until July 21, 2017. While the Company is continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company or the Bank, as the Company does not engage in the businesses prohibited by the Volcker Rule. The Company may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

The Durbin Amendment

The “Durbin Amendment” provisions of the Dodd-Frank Act require the Federal Reserve to establish a cap on the rate merchants pay banks for electronic clearing of debit transactions (the interchange rate). The Federal Reserve issued a final rule establishing standards, including a cap, for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of $0.21 per transaction, a $0.01 fraud prevention adjustment, and five basis points multiplied by the value of the transaction. As a result of implementing this lower debit card interchange fee structure, the Bank’s electronic banking income decreased during 2012 but remained relatively stable in 2014 and 2013.

Interstate Banking and Branching Legislation

Federal law allows banks to establish and operate a de novo branch in a state other than the bank’s home state if the law of the state where the branch is to be located would permit establishment of the branch if the bank were chartered by that state, subject to standard regulatory review and approval requirements. Federal law also allows the Bank to acquire an existing branch in a state in which the Bank is not headquartered and does not maintain a branch if the FDIC and Mississippi Banking Department approve the branch or acquisition, and if the law of the state in which the branch is located or to be located would permit the establishment of the branch if the Bank were chartered by that state.

Once a bank has established branches in a state through an interstate merger transaction or through de novo branching, the bank may then establish and acquire additional branches within that state to the same extent that a state-chartered bank is allowed to establish or acquire branches within the state.

Under the Bank Holding Company Act, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank holding company or bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Further, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states have opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years; and subject to certain deposit market-share limitations.

On January 8, 2014, the Company announced the signing of a definitive merger agreement with Ouachita Bancshares Corp. headquartered in Monroe, Louisiana, whereby Ouachita Bancshares Corp. will be merged with and into the Company. Ouachita Bancshares Corp. is the parent company of Ouachita Independent Bank.  On January 22, 2014, the Company announced the signing of a definitive merger agreement with Central Community Corporation, headquartered in Temple, Texas, whereby Central Community Corporation will be merged with and into the Company. Central Community Corporation is the parent company of First State Bank Central Texas. The Company and each of Ouachita Bancshares Corp. and Central Community Corporation have determined additional time will be required to obtain regulatory approvals and to satisfy closing conditions necessary to complete their respective mergers. The Company and each of Ouachita Bancshares Corp. and Central Community Corporation have extended their respective merger agreements to June 30, 2015.

FDIC Insurance

The deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”), which the FDIC administers. The Dodd-Frank Act permanently increased deposit insurance on most accounts to $250,000. To fund the DIF, FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. The deposit insurance assessment base is based on an insured institution’s average consolidated total assets minus its average tangible equity. In 2011, the FDIC adopted a “scorecard” system to determine deposit insurance premiums for institutions like the Bank that have more than $10 billion in assets. Each scorecard has a performance score and a loss-severity score that is combined to produce a total score. The FDIC is authorized to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the scorecard, which is translated into a premium rate.

In addition, all institutions with deposits insured by the FDIC must pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established as a financing vehicle for the Federal Savings & Loan Insurance Corporation. The assessment rate for the first quarter of fiscal 2015 is 0.60% of assets and is adjusted quarterly. These assessments will continue until the bonds mature in 2019.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Affiliate Transactions

The Bank is subject to Regulation W, which comprehensively implements statutory restrictions on transactions between a bank and its affiliates. Regulation W combines the Federal Reserve’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act. Regulation W and Section 23A place limits on the amount of loans or extensions of credit to, investments in, or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In general, the Bank’s “affiliates” are the Company and the Bank’s non-bank subsidiaries.

Regulation W and Section 23B prohibit a bank from, among other things, engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

The Community Reinvestment Act

CRA and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions.  The regulations provide that the appropriate banking regulator will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving financial holding companies.  An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services.  As of December 31, 2014, the Bank had a “satisfactory” rating under CRA.

Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as extended and revised by the PATRIOT Improvement and Reauthorization Act of 2005 (the “Patriot Act”), requires a financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign financial institutions; and (iii) avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign financial institutions that do not have a physical presence in any country.  The Patriot Act also requires that financial institutions follow certain minimum standards to verify the identity of customers, both foreign and domestic, when a customer opens an account.  In addition, the Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.

Consumer Privacy and Other Consumer Protection Laws

The Bank, like all other financial institutions, is required to maintain the privacy of its customers’ non-public, personal information. Such privacy requirements direct financial institutions to:

•	provide notice to customers regarding privacy policies and practices;
•	inform customers regarding the conditions under which their non-public personal information may be disclosed to non-affiliated third parties; and
•	give customers an option to prevent disclosure of such information to non-affiliated third parties.

Under the Fair and Accurate Credit Transactions Act of 2003, the Bank’s customers may also opt out of information sharing between and among the Bank and its affiliates.

The Bank is also subject, in connection with its deposit, lending and leasing activities, to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act,  the Truth in Savings Act, the Fair Housing Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act, the Currency and Foreign Transactions Reporting Act, the National Flood Insurance Act, the Flood Protection Act, the Bank Secrecy Act, laws and regulations  governing unfair, deceptive, and/or abuse acts and practices, the Servicemembers Civil Relief Act, the Housing and Economic Recovery Act, and the Credit Card Accountability Act, among others, as well as various state laws.

The Company and the Bank’s insurance subsidiaries are regulated by the insurance regulatory authorities and applicable laws and regulations of the states in which they operate.

Incentive Compensation

In 2010, the Federal Reserve issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The federal banking regulators have proposed rule-making implementing provisions of the Dodd-Frank Act to prohibit incentive-based compensation plans that expose “covered financial institutions” to inappropriate risks. Covered financial institutions are institutions that have over $1 billion in assets and offer incentive-based compensation programs. If adopted, the proposed rules would require incentive-based compensation plans:

•	to provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks;
•	be compatible with effective internal controls and risk management, and
•	be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors and appropriate policies, procedures and monitoring.

The scope and content of banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Sarbanes-Oxley

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) is applicable to all companies with equity or debt securities registered under the Exchange Act.  In particular, the Sarbanes-Oxley Act established: (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) certification and related responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii)

standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) civil and criminal penalties for violation of the securities laws.

Effect of Governmental Policies

The Company and the Bank are affected by the policies of regulatory authorities, including the Federal Reserve, the FDIC, and the Mississippi Banking Department. An important function of the Federal Reserve is to regulate the national money supply. Among the instruments of monetary policy used by the Federal Reserve are: (i) purchases and sales of U.S. government and other securities in the marketplace; (ii) changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; (iii) changes in the reserve requirements of depository institutions; and (iv) indirectly, changes in the federal funds rate, which is the rate at which depository institutions lend money to each other overnight. These instruments are intended to influence economic and monetary growth, interest rate levels, and inflation.

The monetary policies of the Federal Reserve and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economy and in the money markets, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand, or the business and results of operations of the Company and the Bank, or whether changing economic conditions will have a positive or negative effect on operations and earnings.

Other Proposals

Bills occasionally are introduced in the United States Congress and the Mississippi State Legislature and other state legislatures, and regulations occasionally are proposed by federal and state regulatory agencies, any of which could affect the businesses, financial results, and financial condition of the Company or the Bank. Generally it cannot be predicted whether or in what form any particular proposals will be adopted or the extent to which the Company and the Bank may be affected.

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

The Board of Directors of the Bank focuses much of its efforts and resources, and that of the Bank’s management and lending officials, on loan underwriting and credit quality monitoring policies and practices.  Loan status and monitoring is handled through the Bank’s loan administration department.  Also, an independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance for credit losses.  Weak financial performance is identified and monitored using past due reporting, the internal loan rating system, loan review reports, the various loan committee functions and periodic asset quality rating committee meetings.  Senior loan officers have established a review process with the objective of identifying, evaluating and initiating necessary corrective action for problem loans.  The results of loan reviews are reported to the Audit Committees of both the Company’s and the Bank’s Boards of Directors.  This process is an integral element of the Bank’s loan program.  Nonetheless, management maintains a cautious outlook in anticipating the potential effects of uncertain economic conditions (both locally and nationally) and the possibility of more stringent regulatory standards.

RECENT ACQUISITIONS AND TRANSACTION ACTIVITY

On April 10, 2014, the Company announced the purchase of certain assets of Knox Insurance Group,  LLC (“Knox”), an independent insurance agency located in Lafayette, Louisiana. Consideration paid to complete this transaction consisted of cash paid to Knox in the aggregate amount of $7.0 million.  The provisions of the related purchase agreement also provide for additional aggregate consideration of up to $2.4 million in cash to be paid in three annual installments if certain performance criteria are met. This acquisition was not material to the financial position or results of operations of the Company.

On January 8, 2014, the Company announced the signing of a definitive merger agreement with Ouachita Bancshares Corp., parent company of Ouachita Independent Bank (collectively referred to as “OIB”), headquartered in Monroe, Louisiana, pursuant to which Ouachita Bancshares Corp. will be merged with and into the Company. Under the terms of the definitive agreement, the Company will issue approximately 3,675,000 shares of the Company’s common stock plus $22.875 million in cash for all outstanding shares of Ouachita Bancshares Corp.’s capital stock, subject to certain conditions and potential adjustments. The terms of the amended agreement provide for a minimum total deal value of $107.5 million but also allow Ouachita Bancshares Corp. to terminate the agreement if the average closing price of the Company’s common stock declines below a certain threshold prior to closing. The merger has been unanimously approved by the Board of Directors of each company and was approved by OIB shareholders on April 8, 2014. On July 21, 2014, the Company announced the merger agreement was extended to allow for additional time to obtain the necessary regulatory approvals and to satisfy all closing conditions. The transaction is expected to close shortly after receiving all required regulatory approvals, although the Company can provide no assurance that the merger will close timely or at all.

On January 21, 2014, the Company announced the signing of a definitive merger agreement with Central Community Corporation, headquartered in Temple, Texas, pursuant to which Central Community Corporation will be merged with and into the Company. Central Community Corporation is the parent company of First State Bank Central Texas (“First State Bank”), which is headquartered in Austin, Texas. Under the terms of the definitive agreement, the Company will issue approximately 7,250,000 shares of the Company’s common stock plus $28.5 million in cash for all outstanding shares of Central Community Corporation’s capital stock, subject to certain conditions and potential adjustments. The terms of the amended agreement provide for a minimum total deal value of $191.0 million but also allow Central Community Corporation to terminate the agreement if the average closing price of the Company’s common stock declines below a certain threshold prior to closing. The merger has been unanimously approved by the Board of Directors of each company and was approved by Central Community Corporation shareholders on April 24, 2014. On July 21, 2014, the Company announced the merger agreement was extended to allow for additional time to obtain the necessary regulatory approvals and to satisfy all closing conditions. The transaction is expected to close shortly after receiving all required regulatory approvals, although the Company can provide no assurance that the merger will close timely or at all.

For additional information regarding the status of the merger with Ouachita Bancshares Corp. and the status of the merger with Central Community Corporation, please refer to “Item 1A. Risk Factors - We face risks in connection with completed or potential acquisitions.”

EMPLOYEES

At December 31, 2014, the Company and its subsidiaries had approximately 3,820 full-time equivalent employees. The Company and its subsidiaries are not a party to any collective bargaining agreements and employee relations are considered to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information follows concerning the executive officers of the Company:

Name	Offices Held	Age

James D. Rollins III	Chairman and Chief Executive Officer	56
	Director of the Company

Chris Bagley	President and Chief Operating Officer	54

William L. Prater	Senior Executive Vice President, Chief	54
	Financial Officer and Treasurer of the
	Company and Cashier of the Bank

W. James Threadgill, Jr.	Senior Executive Vice President and	60
	Chief Business Development Officer

Chuck Pignuolo	Senior Executive Vice President	59
	and General Counsel

James Ronald Hodges	Senior Executive Vice President and Chief	62
	Credit Officer

Cathy S. Freeman	Senior Executive Vice President and Chief	49
	Administrative Officer

None of the executive officers of the Company is related by blood, marriage or adoption to any other executive officer or to any of the Company’s directors or nominees for election at the 2015 annual meeting of shareholders.  There are no arrangements or understandings between any of the executive officers and any other person pursuant to which any individual was or is to be selected as an officer. The executive officers of the Company are appointed by the Board of Directors at its first meeting following the annual meeting of shareholders, and they hold office until the next annual meeting or until their successors are duly appointed and qualified.

Effective November 27, 2012, Mr. Rollins was appointed Chief Executive Officer of the Bank and the Company.  Prior to joining the Company, Mr. Rollins served as President and Chief Operating Officer of Prosperity Bancshares, Inc. for at least the preceding three years.

Mr. Bagley has served as President and Chief Operating Officer since August 15, 2014.  Prior to joining the Company, Mr. Bagley was an executive officer and Chief Credit Officer of Prosperity Bancshares, Inc for at least the preceeding five years.

Mr. Prater has served as Treasurer and Chief Financial Officer of the Company and Executive Vice President, Chief Financial Officer and Cashier of the Bank for at least the past five years.  Mr. Prater was recently promoted to Senior Executive Vice President in 2014.

Mr. Threadgill has served as Executive Vice President of the Company and Vice Chairman of the Bank for at least the past five years. In 2014, Mr. Threadgill was promoted to Senior Executive Vice President and Chief Business Development Officer.

Mr. Pignuolo joined the Company as Senior Executive Vice President and General Counsel on  October 20, 2014.  Prior to joining the bank, Mr. Pignuolo practiced law at Devlin and Pignuolo, PC for at least the preceding five years.

Mr. Hodges had served as Regional and Area Loan Administrator for at least two years prior to April 2010, when he was named Senior Executive Vice President of the Bank and Deputy to the Company’s Chief Lending Officer.  Mr. Hodges served in that capacity until September 2011, when he was named Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of the Bank.  Most recently, Mr. Hodges was promoted to Senior Executive Vice President and Chief Credit Officer in 2014.

Mrs. Freeman has served as Executive Vice President of the Company and the Bank for at least the past five years.  Most recently, Mrs. Freeman was promoted to Senior Executive Vice President in 2014.

BOARD OF DIRECTORS OF THE REGISTRANT

Information follows concerning the Board of Directors of the Company:

e
	Name	Occupation
	Gus J. Blass, III	General Partner
Capital Properties, LLC
Little Rock, AR

	James E. Campbell, III	Chief Executive Officer
H+M Company, Inc.
Jackson, TN

	Hassell H. Franklin	Chief Executive Officer
Franklin Corporation
Houston, MS

	W.G. “Mickey” Holliman, Jr.	Managing Member
Five Star, LLC
Tupelo, MS

	Warren A. Hood, Jr.	Chairman and Chief Executive Officer
Hood Companies, Inc.
Hattiesburg, MS

	Keith J. Jackson	President/Founder
P.A.R.K.
Little Rock, AR

	Larry G. Kirk	Retired
Tupelo, MS

	Turner O. Lashlee	Chairman
Lashlee-Rich, Inc.
Humboldt, TN

	Guy W. Mitchell, III	Attorney at Law
Mitchell, McNutt & Sams, PA
Tupelo, MS

	Robert C. Nolan	Chairman
Deltic Timber Corporation
El Dorado, AR

	W. Cal Partee	Managing Partner
P1 Oil and Gas, LLC
Magnolia, AR

Alan W. Perry	Attorney at Law
Bradley Arant Boult Cummings, LLP
Jackson, MS

James D. Rollins, III	Chairman and Chief Executive Officer
BancorpSouth, Inc. and BancorpSouth Bank
Tupelo, MS

CORPORATE INFORMATION

Corporate Headquarters

BancorpSouth

One Mississippi Plaza

201 South Spring Street

Tupelo, MS  38804

Annual Meeting

9:00 a.m. (local time), April 22, 2015

BancorpSouth Corporate Headquarters

Fourth Floor

One Mississippi Plaza

201 South Spring Street

Tupelo, MS  38804

Common Shares

Listed on the New York Stock Exchange

NYSE Symbol:  BXS

Transfer Agent and Registrar

Computershare

250 Royall Street

Canton, MA  02021

Tel: (800)368-5948

Internet address: www.computershare.com

ITEM 1A.  RISK FACTORS.

Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “predict,” “foresee,” “may,” “might,” “will,” “would,” “should,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s trademarks, the Company’s ability to compete effectively, the effect of changes in laws, governmental regulations and legislative proposals affecting financial institutions, examinations by federal regulators, commercial loans, repurchase of mortgage loans, the impact of economic conditions in the Company’s market area and the economic downturn, identification and resolution of credit issues, debit card revenues, the use of non-U.S. GAAP financial measures, the effect of certain claims, legal and administrative proceedings and pending litigation, reserves for troubled debt restructurings, diversification of revenue stream, the Company’s policy regarding asset quality, the Company’s policy regarding underwriting and lending practices, critical and significant accounting policies, allowance for credit losses, other real estate owned, impairment of goodwill, other-than-temporary impairment of securities, valuation of mortgage servicing rights, pension and other postretirement benefit amounts, net interest revenue, net interest margin, interest rate sensitivity, the impact of the historically low interest rate environment, credit quality, credit losses, determination of collateral fair value, analysis of guarantors, compliance with underwriting and/or appraisal standards, potential losses from representation and warranty obligations, the Company’s foreclosure process, inspection and review of construction, acquisition and development loans, maturity and renewal of construction, acquisition and development loans, deferred tax assets, unrecognized tax benefits, junior subordinated debt securities, capital resources, sources of liquidity and liquidity strategies, sources of maturing loans and investment securities, the Company’s ability to obtain funding, the ability to declare and/or pay dividends, credit losses from off-balance sheet commitments and arrangements, future acquisitions and consideration to be used therefor, the impact of recent accounting pronouncements, amortization expense of amortizable identifiable intangible assets, interest income, valuation of stock options, fair value of loans and leases, fair value of held-to-maturity and available-for-sale securities, maturities of available-for-sale securities, fair value of lending commitments, appraisal adjustments, concessions granted for troubled debt restructurings, value of investment securities, contributions to pension plans, related party transactions, impaired loans, nonperforming loans and leases, non-accrual loans and leases, economic value of equity, future lease payments, the use of proceeds from the underwritten public offering of the Company’s common stock, deposits, the Company’s operating results and financial condition, the terms and closing of the proposed transactions with each of Ouachita Bancshares Corp. and Central Community Corporation, and amendments to the Company’s code of business conduct and ethics or waiver of a provision thereof.

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

Except as otherwise required by law, the Company undertakes no obligation to update its forward-looking statements to reflect events or circumstances that occur after the date of this Report.

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

We make and hold in our portfolio real estate construction, acquisition and development loans, which are based upon estimates of costs and values associated with the completed project and which pose more credit risk than other types of loans typically made by financial institutions.

At December 31, 2014,  we had a balance of $853.6 million in real estate construction, acquisition and development loans, representing 8.8% of our total loan portfolio. These real estate construction, acquisition and development loans have certain risks that are not present in other types of loans. The primary credit risks associated with real estate construction, acquisition and development loans are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential and commercial units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. Real estate construction, acquisition and development loans also involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, real estate construction, acquisition and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance and accrued interest on the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. The adverse effects of the foregoing matters upon our real estate construction, acquisition and development portfolio could necessitate a further increase in non-performing loans related to this portfolio and these non-performing loans may result in a material level of charge-offs, which may have a material adverse effect on our financial condition and results of operations. At December 31, 2014, non-accrual real estate construction, acquisition and development loans totaled $4.2 million.

We hold other real estate owned and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.

As our business necessitates, we foreclose on and take title to real estate serving as collateral for loans.  At December 31, 2014, we had $34.0 million of other real estate owned, or OREO, compared to $69.3 million at December 31, 2013.  At December 31, 2014, $28.6 million, or 84.1%, of the total OREO balance had been carried on the books for longer than one year.  As the properties held continue to age, we expect that future writedowns will become more likely and increase in amount.  Although declining over recent years, significant OREO balances have resulted in substantial noninterest expenses as we incur costs to manage, maintain and dispose of foreclosed properties. We expect that our earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with OREO assets and any unfavorable pricing in connection with the disposition of foreclosed properties. The expenses associated with holding a significant amount of OREO could have a material adverse effect on our results of operations and financial condition.

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

The nature of our business ordinarily results in a certain amount of claims, litigation, including class action litigation, investigations and legal and administrative investigations and proceedings. Although we have developed policies and procedures to minimize the impact of legal noncompliance and other disputes and endeavored to provide reasonable insurance coverage, litigation and regulatory actions present an ongoing risk.

We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against us, our directors, management or employees, including remedies or damage awards. On at least a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims (which are not considered incidental to the ordinary conduct of our business) utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable we will incur a loss and the amount can be reasonably estimated, we establish an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings or threatened claims, however, may turn out to be substantially higher than the amount accrued. Further, our insurance will not cover all such litigation, other proceedings or claims, or the costs of defense. While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense we have accrued is adequate and that any incremental liability arising from pending legal proceedings, including class action litigation, and threatened claims and those otherwise arising in the ordinary course of business, will not have a material adverse effect on our business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to our results of operations for one or more quarterly reporting periods.  See “Item 3. Legal Proceedings” included herein for more information regarding material pending legal proceedings.

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

We elected to be a financial holding company pursuant to the GLBA and the Bank Holding Company Act. The Bank is a Mississippi state banking corporation. Both the Company and the Bank are subject to extensive governmental regulation, supervision, legislation and control. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These laws and regulations limit the manner in which we operate, including the amount of loans we can originate, interest we can charge on loans and fees we can charge for certain services. See “Item 1. Business - Regulation and Supervision” included herein for more information regarding regulatory burden and supervision.

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

•	Increased capital requirements and changes to the quality of capital required to be held by banking organizations;
•	Application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank and financial holding companies, such as the Company;
•	Changes to deposit insurance assessments;
•	Regulation of proprietary trading;
•	Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
•

Establishment of the CFPB with broad authority to implement new consumer protection regulations and, for bank and financial holding companies with $10 billion or more in assets, to examine and enforce compliance with federal consumer laws;

•	Implementation of risk retention rules for loans (excluding qualified residential mortgages) that are sold by a bank;
•	Implementation of annual stress tests for all banks with assets exceeding $10 billion;
•	Regulation of debit-card interchange fees; and
•	Regulation of lending and the requirements for Qualified Mortgages, Qualified Residential Mortgages and the assessment of “ability to repay” requirements.

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

When we acquire a business, a portion of the purchase price of the acquisition is generally allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2014, our goodwill and other identifiable intangible assets were $316.0 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired.  Our annual goodwill impairment evaluation performed during the fourth quarter of 2014 indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

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

Historically, we have grown through the acquisition of other financial institutions as well as the development of de novo offices. As appropriate opportunities present themselves, we have pursued and intend to continue to pursue additional acquisitions in the future that we believe are strategic, including possible FDIC-assisted transactions.    In January 2014, we entered into separate definitive merger agreements with each of Ouachita Bancshares Corp. (“Ouachita”), pursuant to which Ouachita will merge with and into us, and Central Community Corporation (“CCC”), pursuant to which CCC will merger with and into us.  In its 2014 examination of the Bank’s compliance with the Bank Secrecy Act (“BSA”), the FDIC identified weaknesses in the Bank’s BSA and anti-money laundering program.  As previously disclosed, the Federal Reserve Bank of St. Louis has informed us that it will not consider regulatory approval of the proposed mergers (the “Mergers”) with Ouachita and CCC until such time as the Bank takes necessary actions to remediate and resolve the BSA deficiencies identified by the FDIC.   As such, we have determined that additional time will be required to obtain regulatory approval of the Mergers and have entered into amendments (the “Amendments”) to our merger agreements with Ouachita and CCC (the “Merger Agreements”), agreeing to extend the Merger Agreements until June 30, 2015 and allowing each of CCC and Ouachita to terminate its Merger Agreement with us on or after February 28, 2015 if we or the Bank do  not have an application for regulatory approval of the Merger with CCC and Ouachita, respectively, on file with the FDIC or the Federal Reserve Bank of St. Louis before that date.

The FDIC has requested that the Bank address the subject matter of the BSA deficiencies by entering into a proposed consent order (the “Proposed Order”). Our Board of Directors determined it to be in our best interests to withdraw the applications for regulatory approval of the Mergers, with the expectation that they subsequently be re-filed and commensurate with the Bank’s expectations of being able to satisfy the requirements of the Proposed Order, and the Merger approval applications were subsequently withdrawn.   The Mergers will remain subject to receipt of required regulatory approvals and the satisfaction of other closing conditions.  We cannot offer any assurances as to the terms, timing and closings of the proposed Mergers with Ouachita and CCC or our ability to undertake and perform those actions which are necessary to comply with the terms of the Proposed Order or remediate and fully resolve all regulatory concerns as described above.

There can be no assurance that we will be able to identify, negotiate,  finance or consummate potential acquisitions successfully or, if consummated, integrate such acquisitions with our current business.

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

 Under final rules associated with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and specifically section 165(i)(2) thereof, the Federal Reserve and other banking regulators require the Company and the Bank to perform, and in turn, the regulators themselves to conduct periodic stress tests and analysis of BancorpSouth to evaluate our ability to absorb losses in various economic and financial scenarios. This stress test analysis uses three economic and financial scenarios generated by the Federal Reserve, including a baseline, adverse and severely adverse scenarios.  The regulators may also use, and require companies to use, additional components in the adverse and severely adverse scenarios or additional or more complex scenarios designed to capture salient risks to specific lines of business.  The rules also require us to conduct our own periodic stress test analysis to assess the potential impact on the Company, including our consolidated earnings, losses and capital, under each of the economic and financial scenarios used as part of the regulators’ stress test analysis. A summary of the results of certain aspects of the Federal Reserve’s annual stress analysis is to be released publicly and will contain bank holding company specific information and results. The rules also require us to disclose publicly a summary of the results of our annual stress analyses, and the Bank’s annual stress analyses, under the severely adverse scenario.

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

 The CFPB is becoming more active in its rulemaking and enforcement activities which could result in enforcement actions, fines, penalties and the inherent reputational risk that results from such actions.

The Dodd-Frank Act established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services.  Among other regulatory powers, the CFPB has direct supervision and examination authority over banks with more than $10 billion in assets, including the Bank.  The CFPB’s responsibilities include implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services. The CFPB also oversees and enforces certain prohibitions on unfair, deceptive or abusive financial acts and practices.  The term “abusive” is new and untested, and we cannot predict how it will be enforced.

Pursuant to its authority, in January 2013, the CFPB issued final regulations governing primarily consumer mortgage lending. One rule imposes additional requirements on lenders, including rules designed to require lenders to ensure borrowers’ ability to repay their mortgages. The CFPB also finalized a rule applicable to escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act. The CFPB also issued final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing. In November 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, compliance with which is required by August 1, 2015.

In 2014, the CFPB issued a series of inter-related Civil Investigative Demands to the Bank seeking documents and information regarding the Bank’s fair lending program. The United States Department of Justice (the “DOJ”) also initiated a related investigation of the Bank pursuant to which it has requested the same documents and information. We have voluntarily provided documents and other information to, and are cooperating with each of, the CFPB and the DOJ with regard to these investigations.

The Bank has since received notification from the CFPB that the staff of the CFPB is considering whether to recommend to the CFPB’s Office of Enforcement public enforcement action against the Bank and a referral to the DOJ for alleged violations of the Equal Credit Opportunity Act of 1974. We have timely responded to the CFPB as to why the Bank believes that (i) the practices of its fair lending program are lawful, and (ii) the CFPB should not commence enforcement action against the Bank.  A copy of the response was also sent to the DOJ.

If the CFPB and/or the DOJ determine to bring public enforcement actions, such actions could include demands for civil money penalties and/or assessments, changes to certain of the Bank’s business practices and/or compliance programs, enhanced monitoring and/or customer restitution. The Company and the Bank are unable at this time to determine the terms on which these investigations will be resolved or the timing of such resolution or to estimate reliably the amounts, or range of possible amounts, of any fines, penalties and/or restitution if enforcement action is taken against the Bank.  If, however, the CFPB and/or the DOJ do bring public enforcement actions, the resolution of such actions could have a materially adverse effect upon the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations during the period in which any such action would be resolved.

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

The Bank is subject to certain conditions and obligations of a Consent Order dated September 4, 2014 (the “Order”) that it consented and agreed to with the Federal Deposit Insurance Corporation (“FDIC”) and the Mississippi Department of Banking and Consumer Finance (“Mississippi Banking Department”) relating to the Bank’s Bank Secrecy Act and Anti-Money Laundering Program.  The Order requires the Bank to take certain actions, including, without limitation, (i) the creation of a subcommittee of the Board of Directors of the Bank to ensure compliance with the requirements of the Order, (ii) an assessment of the Bank’s personnel needs to ensure that an adequate number of qualified staff have been retained for the Bank’s BSA Department, (iii) the appointment of a qualified BSA officer, (iv) the development and implementation of a remediation plan to ensure and maintain compliance with the BSA, (v) the development of a system of internal controls that provides for policies and procedures for identifying, evaluating, monitoring and reporting high-risk accounts, suspicious activities, transactions involving non-customers, wire transfer recordkeeping and compliance with the requirements of the Office of Foreign Assets Control, (vi) independent testing on an annual basis for compliance by the Bank with the BSA, (vii) implementation of a training program for management and staff of the Bank on all aspects of the BSA and the Bank’s compliance therewith, (viii) the development and implementation of a Look Back Review Plan to review deposit account and transaction activity from June 6, 2013 through May 31, 2014, (ix) the development and implementation of a Customer Due Diligence Program, (x) revise the Bank’s BSA/AML Risk Assessment, and (xi) the development and implementation of a written program for monitoring and reporting suspicious activity.

Prior to implementation, certain of these actions are subject to review by, and the approval of, the FDIC and the Mississippi Banking Department.  In addition, within forty-five (45) days after the effective date of the Order, the Bank (i) must eliminate or correct all deficiencies identified by the FDIC and (ii) must implement procedures to ensure future compliance with applicable laws and regulations, including the BSA.

Although the Bank has begun implementing corrective actions and expects that it will be able to undertake and implement all other required actions within the time periods specified in the Order, failure to comply with the Order could result in enforcement actions by the FDIC and/or the Mississippi Banking Department that could result in monetary penalties and that could otherwise have a materially adverse effect upon the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations.

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

The Bank owns 234 of its 253 branch banking facilities. The remaining 19 branch banking facilities are occupied under leases with unexpired terms ranging from one to ten years.  The Bank also owns other buildings that provide space for computer operations, lease servicing, mortgage lending, warehouse needs and other general purposes.

Management considers all of the Bank’s owned buildings and leased premises to be in good condition.

b.BancorpSouth Insurance Services, Inc. - This wholly-owned subsidiary of the Bank owns five of the 34 offices it occupies.  It leases 25 offices that have unexpired terms varying in duration from one to nine years.    Four of these locations are in branch banking facilities.

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

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results.  The plaintiff is seeking to recover alleged damages in an unspecified amount and equitable and/or injunctive relief, and attorney’s fees. A motion to dismiss filed by the defendants was granted by the Court on January 5, 2015, and the plaintiff filed a notice of appeal of that decision on February 2, 2015.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

On July 31, 2014, the Company and its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint has subsequently been amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made materially false and misleading statements regarding the Company’s procedures, systems and process related to certain of its compliance programs.  The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper.  No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

ITEM  4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON STOCK

The common stock of the Company trades on the New York Stock Exchange under the symbol “BXS.”  The following table sets forth, for the quarters indicated, the range of sale prices of the Company’s common stock as reported on the New York Stock Exchange:

		High	Low
2014	Fourth	$ 23.28	$ 19.22
	Third	25.43	20.11
	Second	25.55	22.16
	First	26.24	22.46

2013	Fourth	$ 25.54	$ 19.64
	Third	20.77	17.76
	Second	18.06	14.72
	First	16.52	14.14

HOLDERS OF RECORD

As of February 19,  2015, there were 7,597 shareholders of record of the Company’s common stock.

DIVIDENDS

The Company declared cash dividends each quarter in an aggregate annual amount  of $0.25 and $0.12 per share during 2014 and 2013, respectively.  Future dividends, if any, will vary depending on the Company’s profitability, anticipated capital requirements and applicable federal and state regulations.    The Company is further restricted by the Federal Reserve’s authority to limit or prohibit the payment of dividends, as outlined in Supervisory Release 09-4 and the FDIC’s authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends.  There can be no assurance that the Federal Reserve Bank, the FDIC or other regulatory bodies will not limit or prohibit future dividends.  See “Item 1. Business – Regulation and Supervision” included herein for more information on restrictions and limitations on the Company’s ability to pay dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company made the following purchases of its common stock during the quarter ended December 31, 2014:

	Total Number
	of Shares	Average Price
Period	Purchased (1)	Paid per Share
October 1-October 31	-	$ -
November 1- November 30	-	-
December 1- December 31	1,677	21.41
Total	1,677
(1) This represents 1,677 shares redeemed from an employee upon retirement during the fourth quarter of 2014 for tax withholding purposes based upon the future vesting of restricted stock.

STOCK PERFORMANCE GRAPH

The graph below compares the annual percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Index and the KBW Bank Index for a period of five years.  The graph assumes an investment of $100 in the Company’s common stock and in each respective index on December 31, 2009 and reinvestment of dividends on the date of payment without commissions.  The KBW Bank Index is a modified cap-weighted index consisting of 24 exchange-listed National Market System stocks, representing national money center banks and leading regional institutions.  In 2013, the SNL Southeast Bank Index was used; however, the Company no longer subscribes to SNL Southeast Bank Index information.  The performance graph represents past performance and should not be considered to be an indication of future performance.    The performance comparisons noted in the graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this graph by reference, and shall not otherwise be deemed filed under the Securities Act and/or Exchange Act.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
BancorpSouth, Inc.	100.00	67.99	46.97	61.98	108.35	95.95
S&P 500 Index	100.00	112.78	112.78	127.90	165.76	184.64
KBW Bank Index	100.00	122.24	92.20	120.07	162.16	173.87
Source: Bloomberg LP

ITEM 6. SELECTED FINANCIAL DATA.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Selected Financial Information” for the Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company is a regional financial holding company with $13.3 billion in assets headquartered in Tupelo, Mississippi.  The Company’s wholly-owned banking subsidiary has commercial banking operations in Mississippi,

Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, and Missouri.  The Bank and its insurance agency subsidiary provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.  The Bank’s insurance agency subsidiary also operates an office in Illinois.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations for the previous three years.  For a complete understanding of the following discussion, you should refer to the Consolidated Financial Statements and related Notes presented elsewhere in this Report.  Management’s discussion and analysis should also be read in conjunction with the risk factors included in Item 1A of this Report.  This discussion and analysis is based on reported financial information, and certain amounts for prior years have been reclassified to conform with the current financial statement presentation.  The information that follows is provided to enhance comparability of financial information between years and to provide a better understanding of the Company’s operations.

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, during recent years, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry.  The Company was not immune to such pressures and the economic downturn had a negative impact on the Company and its customers in all of the markets that it serves.  While this impact was reflected in the Company’s credit quality measures during 2010 and 2011, the Company’s financial condition improved during 2012 and 2013 and continued to improve during 2014, as reflected by decreases in the allowance for credit losses, net charge-offs, total non-performing loans and leases (“NPLs”) and total non-performing assets (“NPAs”).  Management believes that the Company is better positioned with respect to overall credit quality as evidenced by the improvement in credit quality metrics at December 31, 2014 compared to December 31, 2013 and December 31, 2012.  Management believes, however, that future weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.

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

SELECTED FINANCIAL INFORMATION
	At or for the Year Ended December 31,
	2014	2013	2012	2011	2010
Earnings Summary:	(Dollars in thousands, except per share amounts)
Interest revenue	$ 450,257	$ 449,507	$ 486,424	$ 537,853	$ 582,762
Interest expense	33,595	50,558	71,833	102,940	141,620
Net interest revenue	416,662	398,949	414,591	434,913	441,142
Provision for credit losses	-	7,500	28,000	130,081	204,016
Net interest revenue, after
provision for credit losses	416,662	391,449	386,591	304,832	237,126
Noninterest revenue	269,146	275,066	280,149	270,845	264,144
Noninterest expense	518,406	534,849	549,193	533,633	487,033
Income before income taxes	167,402	131,666	117,547	42,044	14,237
Income tax expense (benefit)	50,652	37,551	33,252	4,475	(8,705)
Net income	$ 116,750	$ 94,115	$ 84,295	$ 37,569	$ 22,942

Balance Sheet - Year-End Balances:
Total assets	$ 13,326,369	$ 13,029,733	$ 13,397,198	$ 12,995,851	$ 13,615,010
Total securities	2,156,927	2,466,989	2,434,032	2,513,518	2,709,081
Loans and leases, net of unearned income	9,712,936	8,958,015	8,636,989	8,870,311	9,333,107
Total deposits	10,972,339	10,773,836	11,088,146	10,955,189	11,490,021
Long-term debt	78,148	81,714	33,500	33,500	110,000
Total shareholders' equity	1,606,059	1,513,130	1,449,052	1,262,912	1,222,244

Balance Sheet - Average Balances:
Total assets	13,034,800	13,068,568	13,067,276	13,280,047	13,304,836
Total securities	2,323,695	2,561,918	2,490,898	2,620,404	2,157,096
Loans and leases, net of unearned income	9,308,680	8,671,441	8,719,399	9,159,431	9,621,529
Total deposits	10,734,843	10,877,366	10,936,694	11,251,406	11,107,445
Long-term debt	83,189	53,050	33,500	66,673	111,547
Total shareholders' equity	1,581,870	1,478,429	1,413,667	1,240,768	1,241,321

Common Share Data:
Basic earnings per share	$1.22	$0.99	$0.90	$0.45	$0.28
Diluted earnings per share	1.21	0.99	0.90	0.45	0.27
Cash dividends per share	0.25	0.12	0.04	0.14	0.88
Book value per share	16.69	15.89	15.33	15.13	14.64
Tangible book value per share	13.40	12.60	12.23	11.68	11.17
Dividend payout ratio	20.61	12.12	4.44	31.11	314.29

Financial Ratios:
Return on average assets	0.90%	0.72%	0.65%	0.28%	0.17%
Return on average shareholders' equity	7.38%	6.37%	5.96%	3.03%	1.85%
Total shareholders' equity to total assets	12.05%	11.61%	10.82%	9.72%	8.98%
Tangible shareholders' equity to tangible assets	9.92%	9.44%	8.83%	7.67%	7.00%
Net interest margin-fully taxable equivalent	3.59%	3.43%	3.57%	3.69%	3.70%

Credit Quality Ratios:
Net charge-offs to average loans and leases	0.12%	0.22%	0.67%	1.44%	1.90%
Provision for credit losses to average loans and leases	0.00%	0.09%	0.32%	1.42%	2.12%
Allowance for credit losses to net loans and leases	1.47%	1.71%	1.90%	2.20%	2.11%
Allowance for credit losses to NPLs	198.57%	127.27%	70.42%	60.55%	49.93%
Allowance for credit losses to NPAs	134.74%	80.76%	48.83%	39.33%	37.31%
NPLs to net loans and leases	0.74%	1.34%	2.70%	3.63%	4.23%
NPAs to net loans and leases	1.09%	2.12%	3.90%	5.59%	5.65%

Capital Ratios:
Tier 1 capital	13.27%	12.99%	13.77%	11.77%	10.61%
Total capital	14.52%	14.25%	15.03%	13.03%	11.87%
Tier 1 leverage capital	10.55%	9.93%	10.25%	8.85%	8.07%

In addition to financial ratios based on measures defined by U.S. GAAP, the Company utilizes tangible shareholders’ equity, tangible asset and tangible book value per share measures when evaluating the performance of the Company.  Tangible shareholders’ equity is defined by the Company as total shareholders’ equity less goodwill and identifiable intangible assets.  Tangible assets are defined by the Company as total assets less goodwill and identifiable intangible assets. Management believes the ratio of tangible shareholders’ equity to tangible assets to be important to investors who are interested in evaluating the adequacy of the Company’s capital levels.  Tangible book value per share is defined by the Company as tangible shareholders’ equity divided by total common shares outstanding.  Management believes that tangible book value per share is important to investors who are interested in changes from period to period in book value per share exclusive of changes in intangible assets.  The following table reconciles tangible assets and tangible shareholders’ equity as presented above to U.S. GAAP financial measures as reflected in the Company’s consolidated financial statements:

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Tangible Assets:
Total assets	$ 13,326,369	$ 13,029,733	$ 13,397,198	$ 12,995,851	$ 13,615,010
Less: Goodwill	291,498	286,800	275,173	271,297	270,097
Identifiable intangible assets	24,508	26,079	17,329	16,613	19,624
Total tangible assets	$ 13,010,363	$ 12,716,854	$ 13,104,696	$ 12,707,941	$ 13,325,289

Tangible Shareholders' Equity:
Total shareholders' equity	$ 1,606,059	$ 1,513,130	$ 1,449,052	$ 1,262,912	$ 1,222,244
Less: Goodwill	291,498	286,800	275,173	271,297	270,097
Identifiable intangible assets	24,508	26,079	17,329	16,613	19,624
Total tangible shareholders'
equity	$ 1,290,053	$ 1,200,251	$ 1,156,550	$ 975,002	$ 932,523

Total shares outstanding	96,254,903	95,231,691	94,549,867	83,483,796	83,481,737

Tangible shareholders' equity to
tangible assets	9.92%	9.44%	8.83%	7.67%	7.00%

Tangible book value per share	$ 13.40	$ 12.60	$ 12.23	$ 11.68	$ 11.17

FINANCIAL HIGHLIGHTS

The Company reported net income of $116.8 million for 2014 compared to $94.1 million for 2013 and $84.3 million for 2012.  The decreased provision for credit losses was one factor contributing to the increase in earnings in both 2014 compared to 2013 and 2013 compared to 2012, as there was no provision in 2014 compared to $7.5 million in 2013 and $28.0 million in 2012.  Net charge-offs decreased to $10.8 million, or 0.12% of average loans and leases, in 2014 from $18.7 million, or 0.22% of average loans and leases, in 2013 and  $58.7 million, or 0.67% of average loans and leases, in 2012.   The decrease in the provision for credit losses from 2013 to 2014 and from 2012 to 2013 also reflected the impact of decreases in NPL formation during both 2014 and 2013, as NPLs decreased to $71.7 million at December 31, 2014 after having decreased to $120.4 million at December 31, 2013 from $233.6 million at December 31, 2012.  During 2014, the Company continued its focus on improving credit quality and reducing NPLs, especially in the real estate construction, acquisition and development loan portfolio, as evidenced by the decrease in that portfolio’s nonaccrual loans of $13.4 million, or 76.3%, to $4.2 million at December 31, 2014 from $17.6 million at December 31, 2013.  Another factor contributing to the increase in net income in 2014 compared to 2013 was the increase in net interest revenue, as net interest revenue was $416.7 million in 2014 compared to 398.9 million in 2013.  The increase in net interest revenue in 2014 compared to 2013 is a result of the large decrease in interest expense associated with interest-bearing liabilities.

The primary source of revenue for the Company is net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue for 2014 was $416.7 million, compared to $398.9 million for 2013 and $414.6 million for 2012.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  One of the Company’s long-term objectives is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The 4.4% increase in net interest revenue in 2014 compared to 2013 was a result of the decrease in interest expense as the rates paid on interest bearing liabilities declined by 18 basis points while the average rates paid on interest earning assets remained relatively stable.  Rates paid on interest bearing liabilities decreased as a result of reduced average balances and rates on interest bearing demand and other time deposits, as well as the reduction in the average balance and rate on junior subordinated debt resulting from the redemption of 8.15% trust preferred securities in the third quarter of 2013.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.   Noninterest revenue for 2014 was $269.1 million, compared to $275.1 million for 2013 and $280.1 million for 2012.  One of the primary contributors to the decrease in noninterest revenue from 2013 to 2014 was the decrease in mortgage lending revenue to  $22.7 million in 2014 compared to $45.0 million in 2013.  The decrease in mortgage lending revenue in 2014 compared to 2013 was primarily affected by the change in fair value of Mortgage servicing rights (“MSRs”).  The fair value of MSRs decreased $6.4 million in 2014 compared to a increase of $8.9 million in 2013.  The decrease in mortgage lending revenue was also related to the decrease in mortgage originations.  Mortgage origination volume decreased by approximately $375 million in 2014 to $1.1 billion from $1.4 billion in 2013.  The decreased level of mortgage origination volume resulted in a decrease in origination revenue to $18.4 million in 2014 from $26.1 million in 2013.

Deposit service charges also decreased 4.3% in 2014 compared to 2013 as a result of modifications made on the calculation and assessment of overdraft fees during 2014 and decreased 7.0% in 2013 compared to 2012 as a result of a decrease in insufficient fund fees and a lower volume of items processed.  Changes in banking regulations and, in particular, the Federal Reserve’s rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, resulted in the continued decreases in insufficient fund fees.   While mortgage lending revenue and deposit service charges decreased in 2014 compared to 2013, insurance commissions increased 17.5% to $114.8 million in 2014 from $97.7 million in 2013 after increasing 8.4% from $90.1 million in 2012.  The increase in insurance commissions was a result of new policies and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of The Securance Group, Inc. in July 2012,  GEM in December 2013 and Knox in April 2014.

Noninterest expense for 2014 was $518.4 million, a decrease of 3.1% from $534.8 million for 2013, which was a decrease of 2.6% from $549.2 million for 2012.  The decrease in noninterest expense in 2014 compared to 2013 was primarily a result of decreases in deposit insurance assessments, voluntary early retirement opportunity, write-off and amortization of bond issue costs, and legal expenses.  Deposit insurance assessments decreased $3.6 million, or 30.3%, in 2014 compared to 2013 and decreased $4.7 million, or 28.7%, in 2013 compared to 2012 as a result of improvement evidenced in various variables utilized by the FDIC in calculating the deposit insurance assessment.   The decrease in voluntary early retirement opportunity expense in 2014 was a result of a pre-tax charge of $10.9 million that was recorded during the second quarter of 2013 related to additional benefits offered under the voluntary early retirement program.   The decrease in write-off and amortization of bond issue costs was a pre-tax charge of $2.9 million that was recorded during the third quarter of 2013 to write-off unamortized issuance costs related to the redemption of 8.15% trust preferred securities in the third quarter of 2013.  No such voluntary early retirement program or redemption and resulting write-off of unamortized issuance costs were recorded in 2014.   Legal expenses decreased $10.6 million, or 51.9%, in 2014 compared to 2013 as a result of a charge of $10.7 million to legal expense during 2013 that was recorded to increase the litigation accrual related to various legal matters after increasing $11.1 million, or 118.8% in 2013 compared to 2012.  The decrease in noninterest expense in 2014 compared to 2013 was somewhat offset by the increase in foreclosed property expense.  Foreclosed property expense increased $5.3 million, or 45.6%, to $17.1 million in 2014 compared to $11.7 million in 2013 primarily as a result of the Company experiencing greater losses on the sale and higher writedowns of OREO.  Income tax expense increased in 2014 and 2013 primarily as a result of the increase in pre-tax income in 2014 compared to 2013 and in 2013 compared to 2012.  The major components of net income are discussed in more detail in the various sections that follow.

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

Allowance for Credit Losses

The allowance for credit losses is established through the provision for credit losses, which is a charge against earnings.  Provisions for credit losses are made to reserve for estimated probable losses on loans and leases.  The allowance for credit losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan and lease portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay.  In determining an adequate allowance for credit losses, management makes numerous assumptions, estimates and assessments.  The use of different estimates or assumptions could produce different provisions for credit losses.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provision for Credit Losses and Allowance for Credit Losses” included herein for more information.  At December 31, 2014, the allowance for credit losses was $142.4 million, representing 1.47% of total loans and leases, net of unearned income.

Other Real Estate Owned

OREO, consisting of assets that have been acquired through foreclosure or in satisfaction of loans, is carried at the lower of cost or fair value, less estimated selling costs.  Fair value is based on independent appraisals and other relevant factors.  OREO is revalued on an annual basis or more often if market conditions necessitate.  Valuation adjustments required at foreclosure are charged to the allowance for credit losses.  Subsequent valuation adjustments on the periodic revaluation of the property are charged to net income as noninterest expense.  Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced in prior years.  As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of OREO.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company performed a qualitative assessment of whether it was more likely than not that a reporting segment’s fair value was less than its carrying value during the fourth quarter of 2014.  Based on this assessment, it was determined that the Company’s reporting segments’ fair value exceeded their carrying value.   Therefore, the two-step quantitative goodwill impairment test was not deemed necessary and no goodwill impairment was recorded during 2014.

In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  If market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $291.5 million at December 31, 2014.

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

Mortgage Servicing Rights

The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs.  The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860, Transfers and Servicing (“FASB ASC 860”).  An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream.  The use of different estimates or assumptions could also produce different fair values.  The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments.  At December 31, 2014, the Company’s mortgage servicing asset was valued at $51.3 million.

Pension and Postretirement Benefits

Accounting for pension and other postretirement benefit amounts is another area where the accounting guidance requires management to make various assumptions in order to appropriately value any related asset or liability.  Estimates that the Company makes to determine pension-related assets and liabilities include actuarial assumptions, expected long-term rate of return on plan assets, rate of compensation increase for participants and discount rate.  Estimates that the Company makes to determine asset and liability amounts for other postretirement benefits include actuarial assumptions and a discount rate.  Changes in these estimates could impact earnings.  For example, lower expected long-term rates of return on plan assets could negatively impact earnings, as would lower estimated discount rates or higher rates of compensation increase.  In estimating the projected benefit obligation, actuaries must make assumptions about such factors as mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases.  The Company accounts for the over-funded or under-funded status of its defined benefit and postretirement plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income as required by FASB ASC 715, Compensation – Retirement Benefits (“FASB ASC 715”).  In accordance with FASB ASC 715, the Company calculates the expected return on plan assets each year based on the balance in the pension asset portfolio at the beginning of the year and the expected long-term rate of return on that portfolio.  In determining the reasonableness of the expected rate of return, the Company considers a variety of factors including the actual return earned on plan assets, historical rates of return on the various asset classes of which the plan portfolio is comprised and current/prospective capital market conditions and economic forecasts.  The Company used an expected rate of return of 5.5% on plan assets for 2014.  The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans.  The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of its actuary using the actuary’s proprietary model.  The Company developed a level equivalent yield using its actuary’s model as of December 30, 2014 and the expected cash flows from the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”), the BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) and the BancorpSouth, Inc. Supplemental Executive Retirement Plan (the “Supplemental Plan”).  Based on this analysis, the Company established its discount rate assumptions for determination of the projected benefit obligation at 4.10% for the Basic Plan, 3.90% for the Restoration Plan and 3.10% for the Supplemental Plan based on a December 31, 2014 measurement date.

The Company measured benefit obligations using the most recent RP-2014 mortality tables and MP-2014 mortality improvement scale in selecting mortality assumptions as of December 31, 2014.

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

The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three years ended December 31, 2014:

	2014			2013			2012
(Taxable equivalent basis)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in thousands, yields on taxable equivalent basis)
Loans and leases (net of
unearned income) (1)(2)	$ 9,308,680	$ 408,000	4.38%	$ 8,671,441	$ 399,738	4.61%	$ 8,719,399	$ 428,998	5.07%
Loans held for sale	77,401	2,949	3.81%	77,984	2,539	3.26%	91,215	3,033	4.15%
Available-for-sale securities:
Taxable (3)	1,913,314	27,755	1.45%	2,129,615	33,286	1.56%	2,035,628	39,849	2.65%
Non-taxable (4)	410,381	22,249	5.42%	432,304	23,918	5.53%	455,270	25,627	6.23%
Federal funds sold, securities
purchased under agreement to
resell and short-term
investments	219,239	532	0.24%	670,170	1,694	0.25%	659,459	1,714	0.28%
Total interest earning
assets and revenue	11,929,015	461,485	3.87%	11,981,514	461,175	3.85%	11,960,971	499,221	4.53%
Other assets	1,254,184			1,247,897			1,290,436
Less: allowance for credit
losses	(148,399)			(160,843)			(184,131)
Total	$ 13,034,800			$ 13,068,568			$ 13,067,276

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,561,738	$ 7,851	0.17%	$ 4,651,841	$ 9,645	0.21%	$ 4,784,011	$ 16,111	0.34%
Savings	1,297,407	1,614	0.12%	1,205,980	1,705	0.14%	1,078,302	2,697	0.25%
Other time	2,141,122	20,675	0.97%	2,467,611	29,729	1.20%	2,773,953	39,797	1.43%
Federal funds purchased,
securities sold under
agreement to repurchase,
short-term FHLB and
other borrowings	444,263	333	0.07%	418,168	294	0.07%	382,167	330	0.09%
Junior subordinated debt
securities	23,334	659	2.82%	109,119	7,376	6.76%	160,312	11,502	7.17%
Long-term debt	83,189	2,463	2.96%	53,050	1,809	3.41%	33,500	1,396	4.17%
Total interest bearing
liabilities and expense	8,551,053	33,595	0.39%	8,905,769	50,558	0.57%	9,212,245	71,833	0.78%
Demand deposits -
noninterest bearing	2,734,576			2,551,934			2,300,428
Other liabilities	167,301			132,436			140,936
Total liabilities	11,452,930			11,590,139			11,653,609
Shareholders' equity	1,581,870			1,478,429			1,413,667
Total	$ 13,034,800			$ 13,068,568			$ 13,067,276
Net interest revenue-FTE		$ 427,890			$ 410,617			$ 427,388
Net interest margin-FTE			3.59%			3.43%			3.57%
Net interest rate spread			3.48%			3.28%			3.39%
Interest bearing liabilities to
interest earning assets			71.68%			74.33%			77.02%
(1) Includes taxable equivalent adjustment to interest of approximately $3,441,000, $3,297,000, and $3,387,000 in 2014, 2013 and 2012, respectively, using an effective tax rate of 35%.
(2) Non-accrual loans are included in Loans and leases (net of unearned income).
(3) Includes taxable equivalent adjustment to interest of approximately $441,000 in 2012 using an effective tax rate of 35%.
(4) Includes taxable equivalent adjustment to interest of approximately $7,787,000, $8,371,000, and $8,969,000 in 2014, 2013 and 2012, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE increased 4.2% to $427.9 million in 2014 from $410.6 million in 2013, which represented a decrease of 3.9% from $427.4 million in 2012.  The increase in net interest revenue-FTE for 2014 compared to 2013 was a result of the decrease in average rates paid on interest-bearing liabilities of 18 basis points compared to an increase in average rates paid on interest earning assets of 2 basis points.  The slight increase in earning asset yields is a result of the decrease in average lower yielding short term investments coupled with growth in loans during 2014.  Yields on interest-bearing liabilities decreased as a result of rate and average balance decreases in virtually all interest-bearing liability categories, but especially in junior subordinated debt as a result of the redemption of the 8.15% trust preferred securities.  The decrease in net interest revenue-FTE for 2013 compared to 2012 was a result of the increase in average short-term investments combined with declining loan yields and lack of substantial loan growth during 2013, as short-term investments had lower average rates earned than the average rates paid on interest bearing liabilities.  The decrease in net interest revenue–FTE was somewhat offset by the decrease in higher rate average demand and other time deposits, as well as a decrease in rates paid on junior subordinated debt resulting from the redemption of 8.15% trust preferred securities in the third quarter of 2013.

Interest revenue-FTE increased 0.1% to $461.5 million in 2014 from $461.2 million in 2013, which represented a decrease of 7.6% from $499.2 million in 2012.  The increase in interest revenue-FTE in 2014 was a result of the declining loan yields, as interest rates continued to be at historically low levels, being more than offset by loan growth noticed during 2014 combined with the decrease in lower rate average short term investments.  The yield on average interest-earning assets increased 2 basis points in 2014 compared to 2013.  The decrease in interest revenue-FTE in 2013 was primarily a result of the declining loan yields on increased net loans and leases, as interest rates were at historically low levels with the 2013 decrease also impacted by increased lower rate securities and short-term investments, resulting in an overall decrease in the yield on average interest earning assets of 68 basis points during 2013.  Average interest earning assets remained relatively stable at $11.9 billion in 2014 compared to $12.0 billion in 2013 and 2012.

Interest expense decreased 33.6% to $33.6 million in 2014 from $50.6 million in 2013, which represented a decrease of 29.6% from $71.8 million in 2012.  The decrease in interest expense during 2014 was a result of the decrease in average interest bearing and other time deposits and their corresponding rates.  Also, 8.15% trust preferred securities were redeemed during the third quarter of 2013 resulting in a decrease in interest expense related to junior subordinated debt securities, as well as in the rates paid on those securities.  This combined activity resulted in an overall decrease in the average rate paid of 18 basis points in 2014 compared to 2013.  The decrease in interest expense during 2013 was a result of the increase in average lower cost savings deposits and a decrease in interest bearing and other time deposits and their corresponding rates, as well as a decrease in rates paid on junior subordinated debt resulting from the redemption of 8.15% trust preferred securities in the third quarter of 2013, resulting in an overall decrease in the average rate paid of 21 basis points.  Average interest bearing liabilities decreased $354.7 million, or 4.0%, to $8.6 billion in 2014 after decreasing $306.5  million, or 3.3%, to $8.9 billion in 2013.  The decrease in average interest bearing liabilities in 2014 compared to 2013 and in 2013 compared to 2012 was a result of increases in average lower cost savings deposits being more than offset by decreases in average interest bearing demand deposits, other time deposits and junior subordinated debt securities.

Net interest margin-FTE for 2014 was 3.59%, an increase of 16 basis points from 3.43% for 2013, which represented a decrease of 14 basis points from 3.57% for 2012.  The increase in the net interest margin-FTE for 2014 was due to the yield on earning assets increasing by 2 basis points compared to a decline in the yield on interest-bearing liabilities of 18 basis points coupled with average earning assets remaining stable in 2014 while average interest-bearing liabilities decreased.  The slight increase in the earning asset yield was primarily a result of the lower yielding short-term investments being used to fund loan growth at rates higher than those noticed on the short-term investments while the decrease in average rates paid on interest bearing liabilities was related to decreases in interest bearing and other time deposits and junior subordinated debt and their corresponding rates.  The decrease in the net interest margin-FTE for 2013 was attributable to the yield on earning assets declining by a greater amount than that of interest-bearing liabilities, with the decline in earning asset yield primarily a result of the increase in the average balance of short-term investments, the lowest yielding asset.

	2014 over 2013 - Increase (Decrease)					2013 over 2012 - Increase (Decrease)
(Taxable equivalent basis)	Volume	Rate		Total		Volume	Rate		Total
INTEREST REVENUE	(In thousands)
Loans and leases, net of unearned
income	$ 27,930	$ (19,668)		$ 8,262		$ 10,893	$ (40,153)		$ (29,260)
Loans held for sale	(22)	432		410		319	(813)		(494)
Available-for-sale securities:
Taxable	(3,138)	(2,393)		(5,531)		15,616	(22,179)		(6,563)
Non-taxable	(1,189)	(480)		(1,669)		1,471	(3,180)		(1,709)
Federal funds sold, securities
purchased under agreement to
resell and short-term
investments	(1,094)	(68)		(1,162)		159	(179)		(20)
Total increase (decrease)	22,487	(22,177)	-	310	-	28,458	(66,504)	-	(38,046)

INTEREST EXPENSE
Demand deposits - interest bearing	(155)	(1,639)		(1,794)		(274)	(6,192)		(6,466)
Savings deposits	114	(205)		(91)		181	(1,173)		(992)
Other time deposits	(3,153)	(5,901)		(9,054)		(3,691)	(6,377)		(10,068)
Federal funds purchased, securities
sold under agreement to
repurchase, short-term FHLB
and other borrowings	20	19		39		25	(61)		(36)
Junior subordinated debt
securities	(2,423)	(4,294)		(6,717)		(3,460)	(666)		(4,126)
Long-term debt	892	(238)		654		667	(254)		413
Total decrease	(4,705)	(12,258)		(16,963)		(6,552)	(14,723)		(21,275)
Total net increase (decrease)	$ 27,192	$ (9,919)		$ 17,273		$ 35,010	$ (51,781)		$ (16,771)

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.

The following table presents the Company’s interest rate sensitivity at December 31, 2014:

	Interest Rate Sensitivity - Maturing or Repricing
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$ 153,019	$ -	$ -	$ -
Available-for-sale securities	134,771	365,467	1,403,817	252,872
Loans and leases, net of unearned income	3,234,752	1,650,043	3,986,783	841,358
Loans held for sale	141,015	-	-	-
Total interest earning assets	3,663,557	2,015,510	5,390,600	1,094,230
INTEREST BEARING LIABILITIES:
Interest bearing demand and
savings deposits	6,200,017	-	-	-
Other time deposits	361,118	830,649	784,558	17,311
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings and
other short-term borrowings	390,166	1,500	-	-
Long-term debt and junior
subordinated debt securities	-	-	78,148	23,198
Other	-	25	-	-
Total interest bearing liabilities	6,951,301	832,174	862,706	40,509
Interest rate sensitivity gap	$ (3,287,744)	$ 1,183,336	$ 4,527,894	$ 1,053,721
Cumulative interest sensitivity gap	$ (3,287,744)	$ (2,104,408)	$ 2,423,486	$ 3,477,207

In the event interest rates increase after December 31, 2014, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest earning assets.  However, the Company’s historical repricing sensitivity on interest bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after December 31, 2014, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at December 31, 2014 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.  The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.

As of December 31, 2014, the Bank had $2.3 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.15%, an average maturity of 104 months and a fully-indexed interest rate of 3.85% at December 31, 2014.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At December 31, 2014, the Company had $633.4 million, $2.0 billion and $614.7 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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

The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of December 31, 2014 and 2013 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.

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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	December 31, 2014	December 31, 2013
+400 basis points	6.3%	8.1%
+300 basis points	8.2%	9.6%
+200 basis points	8.0%	10.0%
+100 basis points	3.4%	4.7%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	December 31, 2014	December 31, 2013
+400 basis points	25.9%	22.7%
+300 basis points	19.7%	18.2%
+200 basis points	11.9%	12.4%
+100 basis points	5.7%	6.6%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	December 31, 2014	December 31, 2013
+200 basis points	2.6%	4.0%
-200 basis points	NM	NM
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

At December 31, 2014, impaired loans totaled $28.1 million, which was net of cumulative charge-offs of $5.5 million.  Additionally, the Company had specific reserves related to impaired loans of $1.5 million included in the allowance for credit losses.  Impaired loans at December 31, 2014 were primarily from the Company’s commercial real estate portfolio.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, OREO marketing period of 180-360 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.

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

An analysis of the allowance for credit losses for the five years ended December 31, 2014 is provided in the following table:

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$ 153,236	$ 164,466	$ 195,118	$ 196,913	$ 176,043

Loans and leases charged off:
Commercial and industrial	(2,546)	(4,672)	(12,362)	(17,337)	(11,879)
Real estate
Consumer mortgages	(6,037)	(9,159)	(13,122)	(10,186)	(25,639)
Home equity	(1,359)	(1,469)	(2,721)	(5,852)	(5,215)
Agricultural	(765)	(736)	(1,240)	(3,420)	(1,201)
Commercial and industrial-owner occupied	(3,591)	(3,855)	(9,015)	(10,302)	(9,200)
Construction, acquisition and development	(3,731)	(6,745)	(33,085)	(67,362)	(113,237)
Commercial real estate	(1,795)	(10,341)	(12,728)	(17,436)	(14,084)
Credit cards	(2,359)	(2,316)	(2,221)	(3,072)	(4,559)
All other	(2,844)	(2,899)	(2,904)	(7,088)	(6,008)
Total loans and leases charged off	(25,027)	(42,192)	(89,398)	(142,055)	(191,022)

Recoveries:
Commercial and industrial	2,298	3,517	7,096	1,567	1,330
Real estate
Consumer mortgages	3,267	5,067	1,836	1,111	1,448
Home equity	625	607	496	185	179
Agricultural	96	215	126	123	12
Commercial and industrial-owner occupied	1,112	2,724	2,696	393	399
Construction, acquisition and development	3,734	4,682	8,407	3,951	1,706
Commercial real estate	1,458	4,978	8,538	1,045	845
Credit cards	542	629	527	803	829
All other	1,102	1,043	1,024	1,001	1,128
Total recoveries	14,234	23,462	30,746	10,179	7,876

Net charge-offs	(10,793)	(18,730)	(58,652)	(131,876)	(183,146)

Provision charged to operating expense	-	7,500	28,000	130,081	204,016
Balance, end of period	$ 142,443	$ 153,236	$ 164,466	$ 195,118	$ 196,913

Loans and leases, net of unearned
income - average	$ 9,308,680	$ 8,671,441	$ 8,719,399	$ 9,159,431	$ 9,621,529

Loans and leases, net of unearned
income - period end	$ 9,712,936	$ 8,958,015	$ 8,636,989	$ 8,870,311	$ 9,333,107

RATIOS
Net charge-offs to average loans and leases	0.12%	0.22%	0.67%	1.44%	1.90%
Provision for credit losses to average
loans and leases, net of unearned income	0.00%	0.09%	0.32%	1.42%	2.12%
Allowance for credit losses to loans and
leases, net of unearned income	1.47%	1.71%	1.90%	2.20%	2.11%

Net charge-offs decreased $7.9 million, or 42.4%, in 2014 compared to 2013, and decreased $39.9 million, or 68.1%, in 2013 compared to 2012.  Net charge-offs as a percentage of average loans and leases decreased to 0.12% in 2014 compared to 0.22% in 2013 after having decreased from 0.67% in 2012.  These decreases were primarily a result of decreased losses within the real estate construction, acquisition and development and commercial segments of the Company’s loan and lease portfolio.  The losses experienced in this segment were primarily a result of the weakened financial condition of the corresponding borrowers and guarantors.  These borrowers’ weakened state hindered their ability to service their loans with the Company, which caused a number of loans to become collateral dependent.  Once it is determined a loan’s repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or a specific reserve is allocated to the loan.  This process resulted in decreased levels of charge-offs in 2014 and 2013, as updated appraisals came in closer to loan carrying values.

No provision for credit losses was recorded in 2014 compared to $7.5 million in 2013 after having decreased from  $28.0 million in 2012.  The decreases in the provision for credit losses in 2014 and 2013 was a result of decreases in net charge-offs, declines in the formation of new non-accrual loans, including fewer loans being identified for impairment, continued stabilization in values of previously impaired loans, and significant decreases in NPLs.  As of December 31, 2014 and 2013, 48% and 60%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 80% and 70% of their contractual principal balance at December 31, 2014 and 2013, respectively.  Nonaccrual loans not impaired are loans that either fall below the impairment threshold or are not determined to be collaterally dependant.

The allowance for credit losses decreased $10.8 million to $142.4 million at December 31, 2014 compared to $153.2 million at December 31, 2013 after decreasing $11.3 million from $164.5 million at December 31, 2012.  The decrease in the allowance for credit losses at December 31, 2014 compared to December 31, 2013 and 2012 was a result of improving credit metrics in 2014, including reductions in classified, non-performing and impaired loans and lower net charge-off levels in 2014 compared to 2013 and 2012.  For more information about the Company’s classified, non-performing and impaired loans, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans and Leases” in this Report.

The breakdown of the allowance by loan and lease segment and class is based, in part, on evaluations of specific loan and lease histories and on economic conditions within specific industries or geographical areas.  Accordingly, because all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future allowance for losses.  The following tables present (i) the breakdown of the allowance for credit losses by loan and lease segment and class and (ii) the percentage of each segment and class  in the loan and lease portfolio to total loans and leases at December 31 of each of the years indicated:

	2014		2013		2012
		% of Loans		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each	Allowance	in Each
	for	Category	for	Category	for	Category
	Credit	to Total	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial and industrial	$ 21,419	18.0%	$ 18,376	17.1%	$ 23,286	17.1%
Real estate
Consumer mortgages	40,015	23.2	39,525	22.0	35,966	21.6
Home equity	9,542	5.4	5,663	5.5	6,005	5.6
Agricultural	3,420	2.5	2,800	2.6	3,301	3.0
Commercial and industrial-owner occupied	16,325	15.6	17,059	16.4	20,178	15.4
Construction, acquisition and development	9,885	8.7	11,828	8.3	21,905	8.5
Commercial real estate	23,562	20.1	43,853	20.5	40,081	20.2
Credit cards	6,514	1.2	3,782	1.2	3,611	1.2
All other	11,761	5.3	10,350	6.4	10,133	7.4
Total	$ 142,443	100.0%	$ 153,236	100.0%	$ 164,466	100.0%

	2011		2010
		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each
	for	Category	for	Category
	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial and industrial	$ 20,724	16.6%	$ 22,479	16.1%
Real estate
Consumer mortgages	36,529	21.8	35,540	20.8
Home equity	8,630	5.8	7,305	5.8
Agricultural	3,921	2.7	4,997	2.7
Commercial and industrial-owner occupied	21,929	14.6	20,403	14.2
Construction, acquisition and development	45,562	10.2	59,048	12.5
Commercial real estate	39,444	19.7	33,439	19.4
Credit cards	4,021	1.2	4,126	1.1
All other	14,358	7.4	9,576	7.4
Total	$ 195,118	100.0%	$ 196,913	100.0%

Noninterest Revenue

The components of noninterest revenue for the years ended December 31, 2014, 2013 and 2012 and the percentage change between such years are shown in the following table:

	2014		2013		2012
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Mortgage lending	$ 22,671	(49.6)%	$ 44,977	(21.0)%	$ 56,919
Credit card, debit card and merchant fees	35,303	7.0	33,005	4.1	31,705
Deposit service charges	50,622	(4.3)	52,905	(7.0)	56,877
Securities gains, net	37	(19.6)	46	(89.6)	442
Insurance commissions	114,842	17.5	97,700	8.4	90,138
Trust income*	14,520	7.9	13,451	12.9	11,913
Annuity fees*	2,468	6.7	2,312	3.1	2,243
Brokerage commissions and fees*	6,543	(9.2)	7,203	7.3	6,714
Bank-owned life insurance	8,848	6.4	8,314	3.0	8,074
Other miscellaneous income	13,292	(12.3)	15,153	0.2	15,124

Total noninterest revenue	$ 269,146	(2.2)%	$ 275,066	3.4%	$ 280,149

*Included in wealth management revenue on the Consolidated Statements of Income

The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities - origination and sale of new mortgage loans and servicing mortgage loans.  Since the Company does not hedge the change in fair value of its MSRs, mortgage revenue can be significantly affected by changes in the valuation of MSRs in changing interest rate environments.  The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either retain or release the associated MSRs with the loan sold.  The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with FASB ASC 860.   For more information about the Company’s treatment of MSRs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Mortgage Servicing Rights” in this Report.

In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During 2014, 21 mortgage loans totaling $2.1 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $913,000 were recognized related to these repurchased and make whole loans.  During 2013, 16 mortgage loans totaling approximately $931,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $661,000 were recognized related to these repurchased and make whole loans.

At December 31, 2014, the Company had reserved approximately $1.1 million for potential losses from representation and warranty obligations, compared to a reserve of approximately $911,000 at December 31, 2013.  The reserve is based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  Before beginning the foreclosure process, a mortgage loan foreclosure committee of the Bank reviews the identified delinquent loan.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.

Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $1.1 billion, $1.4 billion and $2.0 billion produced origination revenue of $18.4 million, $26.1 million and $53.3 million for 2014, 2013 and 2012, respectively.  The decrease in mortgage origination revenue in 2014 compared to 2013 was a direct result of the decrease in mortgage loan origination volumes during 2014 compared to 2013 and 2013 compared to 2012, as well as the result of interest rate volatility during 2013.

Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $16.5 million,  $16.2 million and $14.4 million for 2014, 2013 and 2012, respectively.  Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $5.8 million,  $6.2 million and $7.6 million for 2014, 2013 and 2012, respectively.  The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments.  Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $6.4  million in 2014, increased $8.9 million in 2013 and decreased  $3.2 million in 2012.

The following table presents the Company’s mortgage lending operations for 2014, 2013 and 2012:

	2014		2013		2012
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Production revenue:
Origination	$ 18,407	(29.5)%	$ 26,110	(51.0)%	$ 53,296
Servicing	16,501	2.1	16,168	12.0	14,435
Payoffs/Paydowns	(5,793)	(7.2)	(6,244)	(18.4)	(7,649)
Total	29,115	19.2	36,034	(40.0)	60,082
Market value adjustment	(6,444)	(172.1)	8,943	(382.7)	(3,163)
Mortgage lending revenue	$ 22,671	(49.6)	$ 44,977	(21.0)	$ 56,919

	(Dollars in millions)
Origination volume	$ 1,050	(26.3)	$ 1,425	(28.6)	$ 1,996

Outstanding principal balance of
mortgage loans serviced at year-end	$ 5,687	2.0	$ 5,577	10.2	$ 5,059

Credit card, debit card and merchant fees increased $2.3 million in 2014 compared to 2013 as a result of new account volume and transaction volume experienced in 2014.  Credit card, debit card and merchant fees remained relatively stable in 2013 compared to 2012.

Deposit service charge revenue decreased $2.3 million in 2014 compared to 2013 due to modifications made on the calculation and assessment of overdraft fees during 2014.  Deposit service charge revenue decreased $4.0 million in 2013 compared to 2012 as changes in banking regulations and, in particular, the Federal Reserve’s rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, resulted in decreases in insufficient fund fees, a component of deposit service charge revenue, during 2013.

Net securities gains of approximately $37,000, $46,000 and $442,000 were recorded in 2014, 2013 and 2012, respectively.  These amounts reflected the sales and calls of securities from the available-for-sale portfolio.  Insurance commissions increased 17.5% in 2014 compared to 2013 and increased 8.4% in 2013 compared to 2012 as a result of new policies and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of The Securance Group, Inc. in July 2012,  GEM in December 2013 and Knox in April 2014.

Trust income increased in 2014 and in 2013 primarily as a result of increases in the value of assets under management or in custody, as revenue is earned on assets under management, combined with fees generated by customers added during those years.    Annuity fees increased in 2014 and 2013 as a result of more annuity sales during those years.  Brokerage commissions and fees decreased in 2014 compared to 2013 after increasing in 2013 compared to 2012 as a result of the increase in sales of real estate investment trust products during 2013 with sales of that product decreasing in 2014.  Bank-owned life insurance revenue increased in 2014 compared to 2013 after remaining relatively stable in 2013 compared to 2012.  The Company recorded life insurance proceeds of $1.3 million,  approximately $450,000 and approximately $872,000 during 2014, 2013 and 2012, respectively.

Other miscellaneous income includes safe deposit box rental income, gain or loss on disposal of assets, and other miscellaneous and non-recurring revenue items.  Other miscellaneous income decreased $1.9 million in 2014 compared to 2013 as a result of decreases in other partnership income and credit trading fee income.  Other miscellaneous income remained relatively stable in 2013 compared to 2012.

Noninterest Expense

The components of noninterest expense for the years ended December 31, 2014, 2013 and 2012 and the percentage change between years are shown in the following table:

	2014		2013		2012
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Salaries and employee benefits	$ 307,828	0.4%	$ 306,696	0.7%	$ 304,624
Occupancy, net of rental income	41,345	0.6	41,109	(2.4)	42,140
Equipment	16,869	(8.3)	18,386	(11.8)	20,849
Deposit insurance assessments	8,190	(30.3)	11,755	(28.7)	16,478
Voluntary early retirement expense	-	(100.0)	10,850	100.0	-
Write-off and amortization of
bond issue cost	48	(98.4)	2,995	100.0	153
Advertising	4,388	(3.7)	4,558	(6.4)	4,869
Foreclosed property expense	17,071	45.6	11,728	(70.2)	39,406
Telecommunications	8,720	2.8	8,481	(0.4)	8,515
Public relations	3,399	(20.2)	4,258	(21.6)	5,434
Data processing	11,144	1.7	10,962	7.1	10,234
Computer software	10,525	23.9	8,496	13.6	7,476
Amortization of intangibles	4,443	49.1	2,979	(7.5)	3,222
Legal expenses	9,822	(51.9)	20,426	118.8	9,334
Merger expense	1,761	100.0	-	-	-
Postage and shipping	4,745	8.6	4,369	(2.2)	4,465
Other miscellaneous expense	68,108	2.0	66,801	(7.2)	71,994
Total noninterest expense	$ 518,406	(3.1)%	$ 534,849	(2.6)%	$ 549,193
NM = not meaningful

Salaries and employee benefits remained stable in 2014 compared to 2013 and in 2013 compared to 2012.  Pension plan costs, a component of salaries and employee benefits expense, decreased in 2014 to $10.7 million after increasing in 2013 to $13.3 million from $10.9 million in 2012.  Occupancy expense remained relatively stable in 2014, 2013 and 2012.

Equipment expense decreased in 2014 and 2013 as a result of a decrease in depreciation expense coupled with the Company’s continued focus on controlling such expenses.  The decrease in deposit insurance assessments in 2014 and 2013 was a result of improvement evidenced in several variables utilized by the FDIC in calculating the deposit insurance assessment.

A pre-tax charge of $10.9 million was recorded during the second quarter of 2013 related to additional benefits offered under the voluntary early retirement program that was offered to certain employees that met job classification, age and years-of-service criteria.  No such expenses were recorded during 2014 or 2012.

A pre-tax charge of $2.9 million was recorded during the third quarter of 2013 to write-off unamortized issuance costs related to the redemption of 8.15% trust preferred securities.  No such redemption and resulting write-off of unamortized issuance costs were recorded in 2014 or 2012.

Foreclosed property expense increased in 2014 as the Company experienced greater losses on the sales and higher writedowns of OREO as a result of stronger measures being taken to decrease the number of properties held, especially those held for longer than a one-year period.  During 2014, the Company added $14.7 million to OREO through foreclosure.  Sales of OREO in 2014 were $42.0 million resulting in a net loss on sale of OREO of $6.5 million.  The components of foreclosed property expense for the years ended December 31, 2014, 2013 and 2012 and the percentage change between years are shown in the following table:

	2014		2013		2012
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Loss on sale of other real estate owned	$ 6,471	410.7%	$ 1,267	(85.0)%	$ 8,446
Writedown of other real estate owned	8,073	32.0	6,118	(71.8)	21,726
Other foreclosed property expense	2,527	(41.8)	4,343	(53.0)	9,234
Total foreclosed property expense	$ 17,071	45.6%	$ 11,728	(70.2)%	$ 39,406

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising, public relations and data processing, in 2014 compared to 2013, the primary fluctuations included the increase in amortization of intangibles and other miscellaneous expense and the decrease in legal expenses.  The increase in amortization of intangibles is a result of intangibles recorded during the acquisition of the two insurance agencies in December 2013 and April 2014.  The decrease in legal expenses is a result of litigation reserves related to various legal matters recorded in 2013 with no additional litigation reserves recorded in 2014.  The increase in other miscellaneous expense is a result of additional costs recorded during 2014 related to consulting and compliance services.  These services are related to BSA and Anti-Money Laundering (“AML”) compliance remediation.

Income Taxes

The Company recorded income tax expense of $50.7 million in 2014 compared to an income tax expense of $37.6 million in 2013 and an income tax expense of $33.3 million in 2012.  The increase in income tax expense in 2014 was primarily a result of the increase in pre-tax income, which increased 27.1% in 2014 compared to 2013.    The increase in income tax expense in 2013 was primarily a result of the increase in pre-tax income, which increased 12.0% in 2013 compared to 2012.  The primary differences between the Company’s recorded expense for 2014, 2013 and 2012 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were the effects of tax-exempt income and other tax preference items.  During the third quarter of 2013, a $1.6 million tax benefit was recorded as a result of the resolution of an uncertain tax position.  The uncertain tax position related to the review of the tax treatment of items during the tax years 2007 through 2009.  The review was resolved in the Company’s favor during the third quarter of 2013, resulting in the reversal of the uncertain tax position reserve for the matter.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at December 31, 2014 were $12.2 billion, or 91.3% of total assets, compared with $11.8 billion, or 90.7% of total assets, at December 31, 2013.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base,  comprising 78.0% of average earning assets during 2014.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $9.7 billion at December 31, 2014, representing an 8.4% increase from  $9.0 billion at December 31, 2013.

The following table shows the composition of the Company’s gross loans and leases by collateral type at December 31 for the years indicated:

	2014	2013	2012	2011	2010
	(In thousands)

Commercial and industrial	$ 1,753,041	$ 1,538,302	$ 1,484,788	$ 1,484,967	$ 1,505,471
Real estate
Consumer mortgages	2,257,726	1,976,073	1,873,875	1,945,190	1,978,145
Home equity	531,374	494,339	486,074	514,362	543,272
Agricultural	239,616	234,576	256,196	239,487	252,292
Commercial and industrial-owner occupied	1,522,536	1,473,320	1,333,103	1,301,575	1,331,473
Construction, acquisition and development	853,623	741,458	735,808	908,362	1,148,161
Commercial real estate	1,961,977	1,846,039	1,748,881	1,754,022	1,816,951
Credit cards	113,426	111,328	104,884	106,281	106,345
All other	516,221	578,453	649,143	657,012	694,241
Total gross loans and leases	$ 9,749,540	$ 8,993,888	$ 8,672,752	$ 8,911,258	$ 9,376,351

The following table shows the Company’s net loans and leases by collateral type as of December 31, 2014 by geographical location:

	Alabama				Greater			Corporate
	and Florida				Memphis		Texas and	Banking
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	and Other	Total
	(In thousands)
Commercial and industrial	$ 75,919	$ 172,894	$ 303,524	$ 29,734	$ 24,457	$ 89,683	$ 321,143	$ 729,132	$ 1,746,486
Real estate
Consumer mortgages	183,605	283,462	710,307	69,501	115,178	175,401	556,457	163,815	2,257,726
Home equity	73,380	39,546	174,587	21,661	68,777	88,505	62,872	2,046	531,374
Agricultural	6,814	73,413	56,016	2,747	12,678	11,115	73,076	3,757	239,616
Commercial and industrial-owner occupied	172,813	172,026	454,432	61,393	90,734	87,524	337,457	146,157	1,522,536
Construction, acquisition and development	129,955	83,645	227,979	21,800	73,944	98,067	180,676	37,557	853,623
Commercial real estate	285,105	327,703	294,254	200,352	98,403	126,197	436,519	193,444	1,961,977
Credit cards**	-	-	-	-	-	-	-	113,426	113,426
All other	28,728	38,680	131,704	2,726	35,142	33,101	67,260	148,831	486,172

Total	$ 956,319	$ 1,191,369	$ 2,352,803	$ 409,914	$ 519,313	$ 709,593	$ 2,035,460	$ 1,538,165	$ 9,712,936

*Excludes the Greater Memphis Area

**Credit card receivables are spread across all geographic regions but are not viewed by the Company’s management as part of the geographic breakdown.

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production and business credit card lines.  Commercial and industrial loans outstanding increased 14.2% from December 31, 2013 to December 31, 2014.

Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located generally within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding increased 14.3% from December 31, 2013 to December 31, 2014.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a  first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding increased 7.5% from December 31, 2013 to December 31, 2014.

Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding increased 2.1% from December 31, 2013 to December 31, 2014.

Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans increased 3.3% from December 31, 2013 to December 31, 2014.

Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. Prior to March 2010, these loans were often structured with interest reserves to fund interest costs during the construction and development period.  Additionally, certain loans are structured with interest only terms.  The Bank primarily engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular.  Sales of finished houses slowed during 2009 and activity has remained relatively slow since then, which has resulted in lower demand for residential lots and development land.  The Company curtailed the origination of new construction, acquisition and development loans significantly during 2009 and the Company has continued to maintain that strategy until the past few years.  Construction, acquisition and development loans increased 15.1% from December 31, 2013 to December 31, 2014.

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

At December 31, 2014, the Company had $21.6 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $689,000 recognized as interest income during 2014.  There were no amount of such loans with interest reserves that were on non-accrual status at December 31, 2014.  Interest income is not being recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.

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

The construction, acquisition and development portfolio is further categorized by risk characteristics into the following six categories: commercial acquisition and development; residential acquisition and development; multi-family construction; one-to-four family construction; commercial construction; and recreation and all other loans.  Construction, acquisition and development loans were $853.6 million and $741.5 million at December 31, 2014 and 2013, respectively.  The following table shows the Company’s net loans and leases in the construction, acquisition and development portfolio by geographical location at December 31, 2014:

Real Estate Construction, Acquisition and Development	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
Performing:	(In thousands)
Multi-family construction	$ 19,600	$ 3,488	$ 5	$ -	$ -	$ 6,190	$ 2,971	$ -	$ 32,254
One-to-four family construction	36,604	17,031	56,157	2,619	12,099	57,229	44,143	557	226,439
Recreation and all other loans	1,180	12,314	10,976	570	3,087	1,652	8,289	-	38,068
Commercial construction	37,806	21,853	75,419	7,759	24,525	9,238	52,409	25,989	254,998
Commercial acquisition and development	9,601	15,660	35,675	6,093	13,686	8,467	30,375	2,725	122,282
Residential acquisition and development	24,478	13,244	47,677	4,620	19,173	14,943	41,902	8,283	174,320
Total	$ 129,269	$ 83,590	$ 225,909	$ 21,661	$ 72,570	$ 97,719	$ 180,089	$ 37,554	$ 848,361

Non-performing:
Multi-family construction	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	570	26	-	-	120	276	-	-	992
Recreation and all other loans	-	8	187	-	650	-	-	-	845
Commercial construction	-	-	-	-	-	-	-	-	-
Commercial acquisition and development	-	21	1,242	-	-	-	103	-	1,366
Residential acquisition and development	116	-	641	139	604	72	484	3	2,059
Total	$ 686	$ 55	$ 2,070	$ 139	$ 1,374	$ 348	$ 587	$ 3	$ 5,262

Total:
Multi-family construction	$ 19,600	$ 3,488	$ 5	$ -	$ -	$ 6,190	$ 2,971	$ -	$ 32,254
One-to-four family construction	37,174	17,057	56,157	2,619	12,219	57,505	44,143	557	227,431
Recreation and all other loans	1,180	12,322	11,163	570	3,737	1,652	8,289	-	38,913
Commercial construction	37,806	21,853	75,419	7,759	24,525	9,238	52,409	25,989	254,998
Commercial acquisition and development	9,601	15,681	36,917	6,093	13,686	8,467	30,478	2,725	123,648
Residential acquisition and development	24,594	13,244	48,318	4,759	19,777	15,015	42,386	8,286	176,379
Total	$ 129,955	$ 83,645	$ 227,979	$ 21,800	$ 73,944	$ 98,067	$ 180,676	$ 37,557	$ 853,623

* Excludes the Greater Memphis Area

The following table shows the maturity distribution of the Company’s net loans and leases in the construction, acquisition and development portfolio as of December 31, 2014:

Real Estate Construction,		One Year	One to	After
Acquisition and Development	Past Due	or Less	Five Years	Five Years	Total
Outstanding loan balances:	(In thousands)
Multi-family construction	$ -	$ 24,108	$ 8,146	$ -	$ 32,254
One-to-four family construction	975	209,602	12,025	4,829	227,431
Recreation and all other loans	156	5,832	15,114	17,811	38,913
Commercial construction	2,430	115,355	36,869	100,344	254,998
Commercial acquisition and development	4,281	36,527	52,095	30,745	123,648
Residential acquisition and development	182	68,242	70,899	37,056	176,379
Total	$ 8,024	$ 459,666	$ 195,148	$ 190,785	$ 853,623

Non-accrual loans:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	-	824	-	141	965
Recreation and all other loans	156	649	-	-	805
Commercial construction	-	-	-	-	-
Commercial acquisition and development	636	218	124	1	979
Residential acquisition and development	139	888	340	46	1,413
Total	$ 931	$ 2,579	$ 464	$ 188	$ 4,162

As of December 31, 2014, 53.8% of the loans in the construction, acquisition and development portfolio were scheduled to mature within one year.  Many of these maturities may occur prior to the completion of the related projects; and management expects that these loans will be renewed for an additional period of time.  The Company’s loan policy requires that updated appraisals from qualified third party appraisers be obtained for any real estate loan over $250,000 that is renewed.  If the borrower is experiencing financial difficulties, and the renewal is made with concessions, the loan is considered to be a TDR.  These TDRs are tested for impairment by assessing the estimated disposal value of the collateral from the recent appraisal or by assessing the present value of the discounted cash flows expected on these loans.

The following table presents the activity in the construction, acquisition and development nonaccrual loans for 2014:

(In thousands)
Balance at December 31, 2013	$ 17,567
Additions to construction, acquisition and development nonaccruals:
Formation of new nonaccrual loans	3,104
Reductions in construction, acquisition and development nonaccruals:
Charge-offs	(3,143)
Foreclosures to OREO	(1,567)
Payments	(10,064)
Transfers to accrual status	(2,120)
Transfer to other loan category	385
Balance at December 31, 2014	$ 4,162

The five largest credits that made up the construction, acquisition and development nonaccrual loan balance at December 31, 2014 were located throughout the Company’s geographical locations and in various stages of development and maturity.  The five largest credits made up 47.7% of the total construction, acquisition and development nonaccrual loan balance at December 31, 2014.

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Company’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Real estate-commercial loans increased 6.3% from December 31, 2013 to December 31, 2014.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances remained relatively stable, increasing 1.9% from December 31, 2013 to December 31, 2014.

All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases  include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loans and leases decreased 11.9% from December 31, 2013 to December 31, 2014.

The maturity distribution of the Company’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of December 31, 2014:

	One Year	One to	After
	or Less	Five Years	Five Years
	(In thousands)
Commercial and industrial	$ 613,763	$ 871,386	$ 261,337
Real estate
Consumer mortgages	250,196	749,142	1,258,388
Home equity	73,789	457,456	129
Agricultural	38,377	103,736	97,503
Commercial and industrial-owner occupied	169,681	508,030	844,825
Construction, acquisition and development	467,690	195,148	190,785
Commercial real estate	166,236	938,496	857,245
Credit cards	113,426	-	-
All other	194,506	226,418	65,248
Total loans and leases, net of unearned income	$ 2,087,664	$ 4,049,812	$ 3,575,460

The interest rate sensitivity of the Company’s loan and lease portfolio is important in the management of net interest margin.  The Bank attempts to manage the relationship between the interest rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates.  The following table shows the interest rate sensitivity of the Company’s loans and leases, net of unearned income, due after one year as of December 31, 2014:

	Fixed	Variable
	Rate	Rate
(In thousands)
Loan and lease portfolio
Due after one year	$ 4,688,878	$ 3,024,787

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

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans and leases	$ 58,052	$ 92,173	$ 207,241	$ 276,798	$ 347,499
Loans 90 days or more past due, still accruing	2,763	1,226	1,210	3,434	8,500
Restructured loans and leases, but accruing	10,920	27,007	25,099	42,018	38,376
Total NPLs	71,735	120,406	233,550	322,250	394,375

Other real estate owned	33,984	69,338	103,248	173,805	133,412
Total NPAs	$ 105,719	$ 189,744	$ 336,798	$ 496,055	$ 527,787

NPLs to net loans and leases	0.74%	1.34%	2.70%	3.63%	4.23%
NPAs to net loans and leases	1.09%	2.12%	3.90%	5.59%	5.65%

NPLs decreased 40.4% in 2014 compared to 2013 and decreased 48.4% in 2013 compared to 2012.  Other real estate owned decreased 51.0% in 2014 compared to 2013 and decreased 32.8% in 2013 compared to 2012.  Included in NPLs at December 31, 2014 were $28.1 million of loans that were impaired.  These impaired loans had a specific reserve of $1.5 million included in the allowance for credit losses of $142.4 million at December 31, 2014, and were net of $5.5 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2013 included $54.9 million of loans that were impaired and had a specific reserve of $4.1 million included in the allowance for credit losses of $153.2 million at December 31, 2013.  While restructured loans and leases still accruing remained relatively stable in 2013 compared to 2012, the decrease in restructured loans and leases still accruing in 2014 reflected the decrease in loans which met the criteria for disclosure as TDRs coupled with paydowns on existing restructured loans and the ability to return restructured loans to performing status due to at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower with the interest rate at the time of restructure being at or above market for a comparable loan.

Non-accrual loans at December 31, 2014 reflected a decrease of $34.1 million, or 37.0%, to $58.1 million from $92.2 million at December 31, 2013 after decreasing $115.1 million, or 55.5%, from $207.2 million at December 31, 2012.  The Bank’s NPL levels over the past several years have been reflective of the continuing effects of the prevailing economic environment on the Bank’s loan portfolio, as a significant portion of the prior increases in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, particularly residential construction and development loans, primarily in the Bank’s more urban markets. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent in prior years and certain other borrower specific factors.  While non-accrual loans are decreasing in almost all loan categories, the primary decrease in non-accrual loans is recognized in the real estate construction, acquisition and development portfolio, as non-accrual loans in this portfolio decreased $13.4 million, or 76.3% to $4.2 million at December 31, 2014 after decreasing $49.0 million, or 73.6%, to $17.6 million at December 31, 2013 from $66.6 million at December 31, 2012.  The decrease in the real estate construction, acquisition and development portfolio resulted from charge-offs of previous non-accrual loans and a reduction in the non-accrual formation related to the real estate construction, acquisition and development portfolio combined with payment received on existing non-accrual loans.

The following table presents the Company’s NPLs by geographical location at December 31, 2014:

		90+ Days
		Past Due	Non-	Restructured		NPLs as a
		still	accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Alabama and Florida Panhandle	$ 956,319	$ -	$ 4,974	$ 113	$ 5,087	0.5%
Arkansas*	1,191,369	39	3,315	3,725	7,079	0.6
Mississippi*	2,352,803	395	16,767	2,739	19,901	0.8
Missouri	409,914	-	1,547	-	1,547	0.4
Greater Memphis Area	519,313	137	7,961	563	8,661	0.2
Tennessee*	709,593	-	6,775	375	7,150	1.0
Texas and Louisiana	2,035,460	-	7,317	1,788	9,105	0.4
Other	1,538,165	2,192	9,396	1,617	13,205	1.8
Total	$ 9,712,936	$ 2,763	$ 58,052	$ 10,920	$ 71,735	0.7%

*Excludes the Greater Memphis Area

OREO decreased by $35.3 million to $34.0 million at December 31, 2014 compared to $69.3 million at December 31, 2013, which was a decrease of $33.9 million from $103.2 million at December 31, 2012.  The decrease in OREO in 2014 and 2013 was a result of sales of foreclosed properties exceeding new foreclosures.  Writedowns were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.

The Bank continues to focus on improving and enhancing existing processes related to the early identification and resolution of potential credit problems.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $17.3 million and $50.3 million at December 31, 2014 and 2013, respectively.  Restructured loans of $6.0 million and $23.2 million were included in the non-accrual loan category at December 31, 2014 and 2013, respectively.

The total amount of interest earned on NPLs was $3.9 million, $6.2 million, $4.3 million, $12.6 million and $11.2 million in 2014, 2013, 2012, 2011 and 2010, respectively.  The gross interest income that would have been recorded under the original terms of those loans and leases if they had been performing amounted to $5.3 million, $7.3 million, $15.6 million, $18.7 million and $21.7 million in 2014, 2013, 2012, 2011 and 2010, respectively.

Loans considered impaired under FASB ASC 310 are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans the Bank considered impaired, which were included in NPLs, totaled $28.1 million,  $54.9 million, $156.7 million, $234.9 million and $273.4 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively, with a valuation allowance of $1.5 million,  $4.1 million, $10.5 million, $39.7 million and $40.7 million, respectively.

At December 31, 2014,  the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at December 31, 2014:

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$ 1,709,475	$ 978	$ 33,879	$ -	$ -	$ 2,154	$ 1,746,486
Real estate
Consumer mortgage	2,167,965	-	84,975	-	-	4,786	2,257,726
Home equity	521,011	-	9,744	-	-	619	531,374
Agricultural	227,688	-	11,928	-	-	-	239,616
Commercial and industrial-owner occupied	1,450,158	-	64,420	491	-	7,467	1,522,536
Construction, acquisition and development	811,227	-	39,675	334	-	2,387	853,623
Commercial real estate	1,893,514	-	57,761	184	-	10,518	1,961,977
Credit cards	113,426	-	-	-	-	-	113,426
All other	471,662	-	14,340	-	-	170	486,172
Total	$ 9,366,126	$ 978	$ 316,722	$ 1,009	$ -	$ 28,101	$ 9,712,936

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which at the time do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At December 31, 2014, the Bank had $6.7 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the 90 days or more past due category or in the non-accrual loan and lease category which includes impaired loans.  See Note 5 to the Company’s Consolidated Financial Statements included elsewhere in this Report for additional information regarding the Company’s internal loan classification system.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at December 31, 2014:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total
	(In thousands)
Pass	$ 9,356,550	$ 5,959	$ 1,612	$ 2,005	$ 9,366,126
Special Mention	978	-	-	-	978
Substandard	281,316	17,341	4,384	13,681	316,722
Doubtful	761	145	-	103	1,009
Loss	-	-	-	-	-
Impaired	20,319	4,084	-	3,698	28,101
Total	$ 9,659,924	$ 27,529	$ 5,996	$ 19,487	$ 9,712,936

All loan grade categories except the Pass category decreased at December 31, 2014 compared to December 31, 2013, specifically the Special mention, Substandard and Impaired categories which decreased 82.4%, 12.4% and 48.9%, respectively.  All of the $1.0 million of Special Mention loans and leases remained current as to scheduled repayment of principal and interest at December 31, 2014.   Of the $316.7 million of Substandard loans and leases, 88.8% remained current as to scheduled repayment of principal and interest, with only 4.3% having outstanding balances that were 90 days or more past due at December 31, 2014.  Of the $28.1 million of Impaired loans and leases, 72.3% remained current as to scheduled repayment of principal and/or interest, with 13.1% having outstanding balances that were 90 days or more past due at December 31, 2014.

The following table provides details regarding the aging of the Company’s nonaccrual loans and leases by segment and class at December 31, 2014:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding
	(In thousands)
Commercial and industrial	$ 533	$ 14	$ 560	$ 1,107	$ 2,827	$ 3,934
Real estate
Consumer mortgage	1,603	1,507	9,340	12,450	11,218	23,668
Home equity	166	17	658	841	1,412	2,253
Agricultural	-	-	130	130	161	291
Commercial and industrial-owner occupied	533	23	3,298	3,854	7,336	11,190
Construction, acquisition and development	-	15	1,182	1,197	2,965	4,162
Commercial real estate	3,213	-	1,408	4,621	7,294	11,915
Credit cards	11	9	51	71	62	133
All other	67	-	98	165	341	506
Total	$ 6,126	$ 1,585	$ 16,725	$ 24,436	$ 33,616	$ 58,052

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

The following table provides additional details related to the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at December 31, 2014:

Loans and leases, net of unearned income	Outstanding	90+ Days Past Due still Accruing	Non-accruing Loans	Restructured Loans, but Accruing	NPLs	NPLs as a % of Outstanding
	(Dollars in thousands)
Commercial and industrial	$ 1,746,486	$ 41	$ 3,934	$ 436	$ 4,411	0.3%
Real estate
Consumer mortgage	2,257,726	1,828	23,668	2,986	28,482	1.3
Home equity	531,374	-	2,253	17	2,270	0.4
Agricultural	239,616	-	291	8	299	0.1
Commercial and industrial-owner occupied	1,522,536	39	11,190	4,522	15,751	1.0
Construction, acquisition and development	853,623	387	4,162	713	5,262	0.6
Commercial real estate	1,961,977	137	11,915	1,171	13,223	0.7
Credit cards	113,426	327	133	960	1,420	1.3
All other	486,172	4	506	107	617	0.1
Total	$ 9,712,936	$ 2,763	$ 58,052	$ 10,920	$ 71,735	0.7%

The following table provides selected characteristics of the Company’s real estate construction, acquisition and development loans at December 31, 2014:

		90+ Days
		Past Due	Non-	Restructured		NPLs as a
Real Estate Construction,		still	accruing	Loans, but		% of
Acquisition and Development	Outstanding	Accruing	Loans	Accruing	NPLs	Outstanding
	(Dollars in thousands)
Multi-family construction	$ 32,254	$ -	$ -	$ -	$ -	-%
One-to-four family construction	227,431	-	965	27	992	0.4
Recreation and all other loans	38,913	-	805	40	845	2.2
Commercial construction	254,998	-	-	-	-	-
Commercial acquisition and development	123,648	387	979	-	1,366	1.1
Residential acquisition and development	176,379	-	1,413	646	2,059	1.2
Total	$ 853,623	$ 387	$ 4,162	$ 713	$ 5,262	0.6%

Securities

The Company uses the Bank’s securities portfolio to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits.   The following tables show the carrying value of the Company’s  available-for-sale securities by investment category at December 31, 2014, 2013, and 2012:

	2014	2013	2012
	(In thousands)
Available-for-sale securities:

U. S. Government agency securities	$ 1,215,054	$ 1,458,349	$ 1,401,996
Government agency issued residential
mortgage-backed securities	209,230	250,234	366,875
Government agency issued commercial
mortgage-backed securities	240,568	230,912	91,445
Taxable obligations of states
and political subdivisions	90,343	104,377	110,731
Tax-exempt obligations of states
and political subdivisions	393,521	415,028	455,142
Other securities	8,211	8,089	7,843
Total	$ 2,156,927	$ 2,466,989	$ 2,434,032

A portion of the Company's securities portfolio continues to be tax‑exempt.  Investments in tax-exempt securities totaled $393.5 million at December 31, 2014, compared to $415.0 million at the end of 2013 and $455.1 million at the end of 2012.  The Company invests only in investment grade securities, with the exception of obligations of certain counties and municipalities within the Company’s market area, and avoids other high yield non‑rated securities and investments.

At December 31, 2014, the Company’s available-for-sale securities totaled $2.2 billion.  These securities, which are subject to possible sale, are recorded at fair value.  At December 31, 2014, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the maturities and weighted average yields at December 31, 2014 for the carrying value of the available-for-sale securities, excluding mortgage-backed securities:

	Securities Maturing
		After One	After Five
	Within	But Within	But Within	After
	One Year	Five Years	Ten Years	Ten Years	Total
	(Dollars in thousands)
Available-for-sale securities:

U. S. Government agency securities	$ 263,241	$ 951,813	$ -	$ -	$ 1,215,054
Obligations of states and
political subdivisions	43,754	86,793	55,447	297,870	483,864
Other	-	79	-	8,132	8,211
Total	$ 306,995	$ 1,038,685	$ 55,447	$ 306,002	$ 1,707,129

Weighted average yield	1.44%	1.30%	4.90%	6.00%

The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.

Net unrealized gains on available-for-sale  securities as of December 31, 2014 totaled $32.4 million.  Net unrealized gains on available-for-sale  securities as of December 31, 2013 totaled $6.4 million.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s Investors Services as of December 31, 2014:

	Amortized Cost		Estimated Fair Value
	Amount	% of Total	Amount	% of Total
Available-for-sale securities:	(Dollars in thousands)
Aaa	$ 1,698,157	79.9%	$ 1,705,150	79.1%
Aa1 to Aa3	163,347	7.7%	174,272	8.1%
A1 to A3	47,008	2.2%	50,120	2.3%
Not rated (1)	216,055	10.2%	227,385	10.5%
Total	$ 2,124,567	100.0%	$ 2,156,927	100.00%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s Investors Services, bonds with a book value of $62.1 million and a market value of $66.5 million were rated A- or better by Standard & Poor’s Rating Services.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company performed a qualitative assessment of whether it was more likely than not that a reporting segment’s fair value was less than its carrying value during the fourth quarter of 2014.  Based on this assessment, it was determined that the Company’s reporting segments’ fair value exceeded their carrying value.   Therefore, the two-step quantitative goodwill impairment test was not deemed necessary and no goodwill impairment was recorded during 2014.

In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  If market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $291.5 million and $286.8 million at December 31, 2014 and 2013, respectively.

Other Real Estate Owned

OREO was $34.0 million and $69.3 million at December 31, 2014 and 2013, respectively.  OREO at December 31, 2014 had aggregate loan balances at the time of foreclosure of $83.7 million.    The following table presents the Company’s OREO by geographical location and collateral type at December 31, 2014:

	Alabama and				Greater		Texas
	Florida				Memphis		and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$84	$-	$-	$-	$-	$-	$-	$-	$84
Real estate
Consumer mortgages	309	97	1,181	-	-	198	509	-	2,294
Home equity	24	-	188	-	-	-	-	-	212
Agricultural	-	-	25	-	-	-	-	-	25
Commercial and industrial-owner occupied	-	-	1,162	-	223	-	60	-	1,445
Construction, acquisition and development	7,302	84	9,182	-	9,178	1,798	196	-	27,740
Commercial real estate	1,000	256	767	-	-	-	63	-	2,086
All other	-	-	98	-	-	-	-	-	98
Total	$8,719	$437	$12,603	$-	$9,401	$1,996	$828	$-	$33,984

* Excludes the Greater Memphis Area

Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.    While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the consumer mortgage and commercial and industrial-owner occupied real estate portfolios at December 31, 2014 indicated that a majority of additions to OREO in the near-term might be from those categories.

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

To attempt to ensure that OREO is carried at the lower of cost or fair value less estimated selling costs on an ongoing basis, new appraisals are obtained on at least an annual basis and the OREO carrying values are adjusted accordingly.  The type of appraisals typically used for these periodic reappraisals are “Restricted Use Appraisals,” meaning the appraisal is for client use only.   Other indications of fair value are also used to attempt to ensure that OREO is carried at the lower of cost or fair value.  These include listing the property with a broker and acceptance of an offer to purchase from a third party.  If an  OREO property is listed with a broker at an amount less than the current carrying value, the carrying value is immediately adjusted to reflect the list price less estimated selling costs and if an offer to purchase is accepted at a price less than the current carrying value, the carrying value is immediately adjusted to reflect that sales price, less estimated selling costs.  The majority of the properties in OREO are actively marketed using a combination of real estate brokers, bank staff who are familiar with the particular properties and/or third parties.

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

The following table presents the Bank’s noninterest bearing, interest bearing demand, savings and other time deposits at December 31, 2014, 2013 and 2012 and the percentage change between years:

	2014		2013		2012
	Amount	% Change	Amount	% Change	Amount
	(Dollars in millions)
Noninterest bearing demand deposits	$ 2,779	5.1%	$ 2,645	3.9%	$ 2,545
Interest bearing demand deposits	4,868	6.2	4,582	(4.5)	4,799
Savings	1,332	7.9	1,234	7.7	1,146
Other time	1,993	(13.8)	2,313	(11.0)	2,598
Total deposits	$ 10,972	1.8	$ 10,774	(2.8)	$ 11,088

The 1.8% increase in deposits at December 31, 2014 compared to December 31, 2013 was primarily a result of the increase in interest bearing demand deposits of $286.0 million, or 6.2%, to $4.9 billion at December 31, 2014 from $4.6 billion at December 31, 2013 and in noninterest bearing deposits of $134.1 million, or 5.1% to $2.8 billion at December 31, 2014 from $2.6 billion at December 31, 2013 more than offsetting the decrease in other time deposits of $320.0 million, or 13.8%, to $2.0 billion at December 31, 2014 from $2.3 billion at December 31, 2013.  The 2.8% decrease in deposits at December 31, 2013 compared to December 31, 2012 was primarily a result of the decrease in other time deposits of 11.0% to $2.3 billion at December 31, 2013 from $2.6 billion at December 31, 2012.

The following table presents the classification of the Bank’s deposits on an average basis for the three years ended December 31, 2014:

	2014		2013		2012
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$ 2,734,576	-	$ 2,551,934	-	$ 2,300,428	-
Interest bearing demand deposits	4,561,738	0.17%	4,651,841	0.21%	4,784,011	0.34%
Savings deposits	1,297,407	0.12%	1,205,980	0.14%	1,078,302	0.25%
Other time deposits	2,141,122	0.97%	2,467,611	1.20%	2,773,953	1.43%

Total deposits	$ 10,734,843		$ 10,877,366		$ 10,936,694

The Bank’s other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, at December 31, 2014 had maturities as follows:

Maturing in	Amount
(In thousands)
Three months or less	$ 157,287
Over three months through six months	122,024
Over six months through 12 months	251,410
Over 12 months	417,374
Total	$ 948,095

The average maturity of time deposits at December 31, 2014 was approximately 16.6 months,  compared to approximately 13.9 months at December 31, 2013.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had $3.5 million of short-term borrowings from the FHLB or the Federal Reserve at December 31, 2014.  The Company had no short-term borrowings from the FHLB nor the Federal Resere at December 31, 2013.  The Company had federal funds purchased and securities sold under agreement to repurchase of $388.2 million and $421.0 million at December 31, 2014 and 2013, respectively.

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

The Company had long-term borrowings from U.S. Bank totaling $48.1  million and $48.2 million at December 31, 2014 and December 31, 2013, respectively.  The Company also had long-term borrowings from the FHLB totaling $30.0 million and $33.5 million at December 31, 2014 and 2013, respectively.  The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.5 billion in additional borrowing capacity under the existing FHLB borrowing agreement at December 31, 2014.

The Company had non-binding federal funds borrowing arrangements with other banks aggregating $696.0 million at December 31, 2014.  The unencumbered fair value of the Company’s federal government and government agencies securities portfolio may provide substantial additional liquidity.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected on the consolidated balance sheets of the Company.  The business purpose of these off-balance sheet commitments is the routine extension of credit.  As of December 31, 2014, commitments to extend credit included $101.3 million for letters of credit and $2.3 billion for interim mortgage financing, construction credit, credit card and other revolving line of credit arrangements.  While most of the commitments to extend credit were made at variable rates, included in these commitments were forward commitments to fund individual fixed-rate mortgage loans of $85.2 million at December 31, 2014, with a carrying value and fair value reflecting a gain of  $2.1 million, which has been recognized in the Company’s results of operations.  Fixed-rate lending commitments expose the Company to risks associated with increases in interest rates.  As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans.  At December 31, 2014, the Company had $155.8 million in such commitments to sell, with a carrying value and fair value reflecting a loss of $1.2 million, which has been recognized in the Company’s results of operations.  The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Regulatory Requirements for Capital

The Company is required to comply with the risk‑based capital guidelines established by the Board of Governors of the Federal Reserve.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity and qualifying non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered “well capitalized” for the Company’s Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill) are 6%, 10% and 5%, respectively.  The Company exceeded the required minimum levels for these ratios at December 31, 2014 and 2013 as follows:

	December 31, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Tier 1 capital (to risk-weighted assets)	$ 1,351,807	13.27%	$ 1,255,244	12.99%
Total capital (to risk-weighted assets)	1,479,791	14.52	1,376,752	14.25
Tier 1 leverage capital (to average assets)	1,351,807	10.55	1,255,244	9.93

The FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the Tier 1 capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at December 31, 2014 and 2013 as follows:

	December 31, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Tier 1 capital (to risk-weighted assets)	$ 1,298,449	12.76%	$ 1,237,716	12.83%
Total capital (to risk-weighted assets)	1,426,433	14.02	1,359,195	14.09
Tier 1 leverage capital (to average assets)	1,298,449	10.17	1,237,716	9.81

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

On December 11, 2014, the Company announced a new stock repurchase program whereby the Company may acquire up to an aggregate of 6% or 5,764,000 shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between December 11, 2014 through November 30, 2016.  The extent and timing of any repurchases will depend on market conditions and other corporate, legal and regulatory considerations.  Repurchased shares will be held as authorized but unissued shares.  These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors.  At December 31, 2014, no shares had been repurchased under this program.

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

The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation.  The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp.  The Company redeemed $8.25 million of the Junior Subordinated Debt Securities and $8.0 million of the related trust preferred securities assumed in the City Bancorp merger at par on January 8, 2014.  The Company’s remaining $23.2  million in assumed trust preferred securities qualifies as Tier 1 capital at December 31, 2014 under Federal Reserve Board guidelines.  At December 31, 2014, the $23.2 million in assumed trust preferred securities were callable at the option of the Company upon obtaining approval of the Federal Reserve.  See Note 12 to the Company’s Consolidated Financial Statements included elsewhere in this Report for additional information regarding Junior Subordinated Debt Securities.

Contractual Obligations

The Company has contractual obligations to make future payments on debt and lease agreements.  See Notes 10, 11, 12 and 24 to the Company’s Consolidated Financial Statements included elsewhere in this Report for further disclosures regarding contractual obligations.  The following table summarizes the Company’s contractual obligations at December 31, 2014:

	Payment Due by Period
		Less than	One to Three	Three to Five	More than
	Total	One Year	Years	Years	Five Years
Contractual obligations:	(In thousands)
Deposit maturities	$ 10,972,339	$ 10,170,470	$ 500,694	$ 283,864	$ 17,311
Junior subordinated debt	23,198	-	-	-	23,198
Long-term debt	78,148	-	-	78,148	-
Short-term FHLB and other borrowings	3,525	3,525	-	-	-
Operating lease obligations	17,472	5,141	6,661	1,889	3,781
Purchase obligations	60,757	26,798	25,788	8,141	30
Total contractual obligations	$ 11,155,439	$ 10,205,934	$ 533,143	$ 372,042	$ 44,320

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $11.2  million accrued as of December 31, 2014 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results. The plaintiff is seeking to recover alleged damages in an unspecified amount and equitable and/or injunctive relief, and attorneys’ fees. A motion to dismiss filed by the defendants was granted by the Court on January 5, 2015, and the plaintiff filed a notice of appeal of that decision on February 2, 2015.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

On July 31, 2014, the Company and its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint has subsequently been amended to add the former President and Chief Operating officer.  The complaint alleges that the defendants made materially false and misleading statements regarding the Company’s procedures, systems and process related to certain of its compliance programs.  The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper.  No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

Recent Pronouncements

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

In December 2014, the FASB issued an ASU regarding accounting for share-based payments.  This ASU requires the entities to apply existing guidance in Topic 718 to any performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The amendments in this update are effective for interim and annual periods beginning after December 15, 2015.  This ASU is not expected to have a material impact on the financial position and results of operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk reflects the risk of economic loss resulting from changes in interest rates and other relevant market prices.  This risk of loss can be reflected in either reduced potential net interest revenue in future periods or diminished market values of financial assets.

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

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2014.  The expected maturity categories take into account repricing opportunities as well as contractual maturities.  For core deposits without contractual maturities (e.g., interest bearing checking, savings and money market accounts), the table presents cash flows based on management’s judgment concerning their most likely runoff or repricing behaviors.  The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate that is commensurate with the maturity.  The fair value of securities is based on market prices or dealer quotes.

								Fair value
	Principal Amount Maturing/Repricing in:							December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2014
Rate-sensitive assets:	(Dollars in thousands)
Fixed interest rate loans and leases	$1,279,660	$661,626	$784,677	$833,157	$636,125	$1,773,294	$5,968,539	$ 6,168,576
Average interest rate	4.18%	4.63%	4.47%	4.27%	3.94%	4.20%	4.26%
Variable interest rate loans and leases	$2,755,680	$80,319	$137,027	$312,890	$569,671	$29,825	$3,885,412	4,181,827
Average interest rate	3.98%	4.39%	4.29%	4.23%	4.28%	3.87%	4.06%
Fixed interest rate securities	$493,014	$390,031	$520,517	$295,323	$177,073	$248,609	$2,124,567	$2,156,927
Average interest rate	2.01%	2.32%	1.93%	2.01%	4.31%	4.29%	2.51%
Other interest bearing assets	$153,019	-	-	-	-	-	$153,019	$153,019
Average interest rate	0.25%	-	-	-	-	-	0.25%

Mortgage servicing rights (1)	-	-	-	-	-	-	$ 51,296	$ 51,296

Rate-sensitive liabilities:
Savings and interest bearing checking	$6,200,017	-	-	-	-	-	$6,200,017	$6,200,017
Average interest rate	0.16%	-	-	-	-	-	0.16%
Fixed interest rate time deposits	$1,191,767	$314,836	$185,858	$113,533	$170,331	$17,311	$1,993,636	$2,005,023
Average interest rate	0.73%	0.89%	1.06%	1.07%	1.26%	1.68%	0.86%
Fixed interest rate borrowings	3,500	$-	-	-	30,000	$-	$33,500	$36,716
Average interest rate	4.85%	-	-	-	4.08%	-	4.16%
Variable interest rate borrowings	$388,191	$-	-	48,148	$-	$23,199	$459,538	$461,245
Average interest rate	0.08%	-	-	2.05%	-	2.79%	0.42%

Rate-sensitive off balance sheet items:
Commitments to extend credit for
single family mortgage loans	$85,183	-	-	-	-	-	$85,183	$85,183
Average interest rate	3.89%	-	-	-	-	-	3.89%
Forward contracts to sell individual fixed rate
mortgage loans	$155,820	-	-	-	-	-	$155,820	$155,820
Average interest rate	3.30%	-	-	-	-	-	3.30%
Interest rate swap position to receive	$324,184	-	-	-	-	-	$324,184	$21,653
Average interest rate	2.51%	-	-	-	-	-	2.51%
Interest rate swap position to pay	$324,184	-	-	-	-	-	$324,184	$(22,004)
Average interest rate	5.59%	-	-	-	-	-	5.59%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SELECTED QUARTERLY FINANCIAL DATA

Summary of Quarterly Results
	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2014	(In thousands, except per share amounts)
Interest revenue	$ 110,599	$ 111,499	$ 113,922	$ 114,237
Net interest revenue	101,523	103,081	105,613	106,445
Provision for credit losses	-	-	-	-
Income before income taxes	41,333	44,965	41,192	39,912
Income tax expense	12,889	14,097	12,414	11,252
Net income	28,444	30,868	28,778	28,660
Earnings per share: Basic	0.30	0.32	0.30	0.30
Diluted	0.30	0.32	0.30	0.30
Dividends per share	0.05	0.05	0.075	0.075

2013
Interest revenue	$ 113,027	$ 112,009	$ 111,961	$ 112,510
Net interest revenue	98,078	98,213	100,241	102,417
Provision for credit losses	4,000	3,000	500	-
Income before income taxes	30,025	29,071	32,858	39,712
Income tax expense	9,220	8,316	8,001	12,014
Net income	20,805	20,755	24,857	27,698
Earnings per share: Basic	0.22	0.22	0.26	0.29
Diluted	0.22	0.22	0.26	0.29
Dividends per share	0.01	0.01	0.05	0.05

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting. That report appears on page 81 of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BancorpSouth, Inc.:

We have audited BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BancorpSouth, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BancorpSouth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 24, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jackson, Mississippi

February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BancorpSouth, Inc.:

We have audited the accompanying consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Jackson, Mississippi

February 24, 2015

Consolidated Balance Sheets
BancorpSouth, Inc. and Subsidiaries

	December 31,	December 31,
	2014	2013

	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$ 204,231	$ 208,961
Interest bearing deposits with other banks	153,019	319,462
Available-for-sale securities, at fair value (amortized cost of $2,124,567 and $2,460,608, respectively)	2,156,927	2,466,989
Loans and leases	9,749,540	8,993,888
Less: Unearned income	36,604	35,873
Allowance for credit losses	142,443	153,236
Net loans and leases	9,570,493	8,804,779
Loans held for sale	141,015	69,593
Premises and equipment, net	304,943	315,260
Accrued interest receivable	41,985	42,150
Goodwill	291,498	286,800
Other identifiable intangibles	24,508	26,079
Bank-owned life insurance	247,076	239,434
Other real estate owned	33,984	69,338
Other assets	156,690	180,888
TOTAL ASSETS	$ 13,326,369	$ 13,029,733

LIABILITIES
Deposits:
Demand: Noninterest bearing	$ 2,778,686	$ 2,644,592
Interest bearing	4,868,054	4,582,450
Savings	1,331,963	1,234,130
Other time	1,993,636	2,312,664
Total deposits	10,972,339	10,773,836
Federal funds purchased and securities
sold under agreement to repurchase	388,166	421,028
Short-term borrowings	3,500	-
Accrued interest payable	3,400	4,836
Junior subordinated debt securities	23,198	31,446
Long-term debt	78,148	81,714
Other liabilities	251,559	203,743
TOTAL LIABILITIES	11,720,310	11,516,603

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 96,254,903
and 95,231,691 shares, respectively	240,637	238,079
Capital surplus	324,271	312,900
Accumulated other comprehensive loss	(43,686)	(29,959)
Retained earnings	1,084,837	992,110
TOTAL SHAREHOLDERS' EQUITY	1,606,059	1,513,130
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 13,326,369	$ 13,029,733

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
BancorpSouth, Inc. and Subsidiaries	Year Ended December 31,
	2014	2013	2012
INTEREST REVENUE:	(In thousands, except per share amounts)
Loans and leases	$ 404,559	$ 396,441	$ 425,611
Deposits with other banks	532	1,694	1,711
Federal funds sold and securities purchased
under agreement to resell	-	-	3
Available-for-sale securities:
Taxable	27,755	33,286	39,408
Tax-exempt	14,462	15,547	16,658
Loans held for sale	2,949	2,539	3,033
Total interest revenue	450,257	449,507	486,424
INTEREST EXPENSE:
Deposits:
Interest bearing demand	7,851	9,645	16,111
Savings	1,614	1,705	2,697
Other time	20,675	29,729	39,797
Federal funds purchased and securities sold
under agreement to repurchase	331	297	274
Long-term debt	2,463	1,803	1,446
Junior subordinated debt	659	7,376	11,502
Other	2	3	6
Total interest expense	33,595	50,558	71,833
Net interest revenue	416,662	398,949	414,591
Provision for credit losses	-	7,500	28,000
Net interest revenue, after provision for credit losses	416,662	391,449	386,591
NONINTEREST REVENUE:
Mortgage lending	22,671	44,977	56,919
Credit card, debit card and merchant fees	35,303	33,005	31,705
Deposit service charges	50,622	52,905	56,877
Security gains, net	37	46	442
Insurance commissions	114,842	97,700	90,138
Wealth management	23,531	22,966	20,872
Other	22,140	23,467	23,196
Total noninterest revenue	269,146	275,066	280,149
NONINTEREST EXPENSE:
Salaries and employee benefits	307,828	306,696	304,624
Occupancy, net of rental income	41,345	41,109	42,140
Equipment	16,869	18,386	20,849
Deposit insurance assessments	8,190	11,755	16,478
Voluntary early retirement expense	-	10,850	-
Write-off and amortization of bond
issue cost	48	2,995	153
Other	144,126	143,058	164,949
Total noninterest expense	518,406	534,849	549,193
Income before income taxes	167,402	131,666	117,547
Income tax expense	50,652	37,551	33,252
Net income	$ 116,750	$ 94,115	$ 84,295

Earnings per share: Basic	$ 1.22	$ 0.99	$ 0.90
Diluted	$ 1.21	$ 0.99	$ 0.90

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$ 116,750	$ 94,115	$ 84,295

Other comprehensive loss, net of tax
Unrealized gains (losses) on securities	16,028	(38,065)	1,599
Pension and other postretirement benefits	(29,755)	16,752	(7,984)
Other comprehensive loss	(13,727)	(21,313)	(6,385)
Comprehensive income	$ 103,023	$ 72,802	$ 77,910
See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
BancorpSouth, Inc. and Subsidiaries
Years Ended December 31, 2014, 2013 and 2012				Accumulated
				Other
	Common Stock		Capital	Comprehensive	Retained
	Shares	Amount	Surplus	Loss	Earnings	Total
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2011	83,483,796	208,709	227,567	(2,261)	828,897	1,262,912
Net income	-	-	-	-	84,295	84,295
Change in fair value of available-for-sale
securities, net of tax effect of $1,002	-	-	-	1,599	-	1,599
Change in pension funding status, net of
tax effect of ($4,946)	-	-	-	(7,984)	-	(7,984)
Comprehensive income						77,910
Issuance of stock	10,952,381	27,381	81,296	-	-	108,677
Exercise of stock options	6,533	17	67	-	-	84
Income tax expense from exercise
of stock options	-	-	(32)	-	-	(32)
Recognition of stock compensation	112,315	281	3,073	-	-	3,354
Repurchase of stock	(5,158)	(13)	(62)	-	-	(75)
Cash dividends declared, $0.04 per share	-	-	-	-	(3,778)	(3,778)
Balance, December 31, 2012	94,549,867	236,375	311,909	(8,646)	909,414	1,449,052
Net income	-	-	-	-	94,115	94,115
Change in fair value of available-for-sale
securities, net of tax effect of ($23,621)	-	-	-	(38,065)	-	(38,065)
Change in pension funding status, net of
tax effect of $10,376	-	-	-	16,752	-	16,752
Comprehensive income						72,802
Exercise of stock options	58,982	147	765	-	-	912
Income tax expense from exercise
of stock options	-	-	139	-	-	139
Recognition of stock compensation	622,842	1,557	87	-	-	1,644
Cash dividends declared, $0.12 per share	-	-	-	-	(11,419)	(11,419)
Balance, December 31, 2013	95,231,691	238,079	312,900	(29,959)	992,110	1,513,130
Net income	-	-	-	-	116,750	116,750
Change in fair value of available-for-sale
securities, net of tax effect of $9,951	-	-	-	16,028	-	16,028
Change in pension funding status, net of
tax effect of ($18,432)	-	-	-	(29,755)	-	(29,755)
Comprehensive income						103,023
Exercise of stock options	667,739	1,669	9,914	-	-	11,583
Income tax expense from exercise
of stock options	-	-	1,856	-	-	1,856
Recognition of stock compensation	385,113	963	238	-	-	1,201
Repurchase of stock	(29,640)	(74)	(637)	-	-	(711)
Cash dividends declared, $0.25 per share	-	-	-	-	(24,023)	(24,023)
Balance, December 31, 2014	96,254,903	240,637	324,271	(43,686)	1,084,837	$ 1,606,059

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
BancorpSouth, Inc. and Subsidiaries	Year Ended December 31,
	2014	2013	2012
Operating Activities:	(In thousands)
Net income	$ 116,750	$ 94,115	$ 84,295
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	-	7,500	28,000
Depreciation and amortization	27,272	26,544	27,720
Deferred taxes	(7,563)	3,358	(3,749)
Amortization of intangibles	4,443	2,979	3,222
Amortization of debt securities premium and discount, net	13,089	15,062	13,422
Share-based compensation expense	1,201	1,644	1,886
Security gains, net	(37)	(46)	(442)
Net deferred loan origination expense	(6,809)	(7,639)	(7,944)
Excess tax benefit from exercise of stock options	(1,856)	(139)	32
Decrease in interest receivable	165	2,206	6,910
Decrease in interest payable	(1,436)	(1,304)	(2,504)
Realized gain on mortgages sold	(31,941)	(49,304)	(68,114)
Proceeds from mortgages sold	914,084	1,530,589	2,019,225
Origination of mortgages held for sale	(920,689)	(1,424,983)	(1,996,479)
Loss on other real estate owned, net	14,545	7,385	30,172
Increase in bank-owned life insurance	(8,848)	(8,314)	(8,074)
Decrease (increase) in prepaid pension asset	26,263	(3,705)	16,795
Decrease in prepaid deposit insurance assessments	-	-	11,086
Other, net	3,496	7,784	5,198
Net cash provided by operating activities	142,129	203,732	160,657
Investing Activities:
Proceeds from calls and maturities of available-for-sale securities	584,260	584,926	520,952
Proceeds from sales of available-for-sale securities	-	-	3,628
Purchases of available-for-sale securities	(252,467)	(718,432)	(430,819)
Net (increase) decrease in loans and leases	(803,858)	(361,383)	150,225
Purchases of premises and equipment	(17,211)	(25,459)	(24,680)
Proceeds from sale of premises and equipment	527	3,084	1,136
Acquisition of businesses, net of cash acquired	(7,060)	(17,360)	(5,971)
Proceeds from sale of other real estate owned	35,264	54,475	73,660
Purchases of bank-owned life insurance, net of proceeds from death benefits	1,206	-	(22,961)
Other, net	(20)	117	(23)
Net cash (used in) provided by investing activities	(459,359)	(480,032)	265,147
Financing Activities:
Net increase (decrease) in deposits	198,503	(314,310)	132,957
Net (decrease) increase in short-term debt and other liabilities	(32,877)	6,403	39,165
Redemption of junior subordinated debt securities	(8,248)	(128,866)	-
Advances of long-term debt	8,000	50,000	-
Repayment of long-term debt	(8,066)	(1,786)	-
Issuance of common stock	11,583	912	110,229
Repurchase of common stock	(711)	-	(75)
Excess tax (benefit) expense from exercise of stock options	1,856	139	(32)
Payment of cash dividends	(23,983)	(11,383)	(3,778)
Net cash provided by (used in) financing activities	146,057	(398,891)	278,466
(Decrease) increase in Cash and Cash Equivalents	(171,173)	(675,191)	704,270
Cash and Cash Equivalents at Beginning of Year	528,423	1,203,614	499,344
Cash and Cash Equivalents at End of Year	$ 357,250	$ 528,423	$ 1,203,614

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

BancorpSouth, Inc. and Subsidiaries

December 31, 2014, 2013 and 2012

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with U.S. GAAP.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods reported.  Actual results could differ significantly from those estimates.  The Company’s subsidiaries are engaged in the business of banking, insurance, brokerage and other activities closely related to banking.  The Company and its subsidiaries are subject to the regulations of certain federal and state regulatory agencies and undergo periodic examinations by those regulatory agencies.  The following is a summary of the Company’s more significant accounting and reporting policies. Certain 2013 and 2012 amounts have been reclassified to conform with the 2014 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BancorpSouth Bank and its wholly owned subsidiaries (the “Bank”) and Gumtree Wholesale Insurance Brokers, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Statements

Cash equivalents include cash and amounts due from banks, including interest bearing deposits with other banks.  The Company paid interest of $35.0 million, $51.9 million and $74.3 million and income taxes of $50.7 million, $39.5 million and $28.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Loans and leases of $25.0 million, $42.2 million and $89.4 million were charged-off during 2014, 2013 and 2012, respectively.  Unsettled purchases of securities were $10.0 million, $1.2 million and $24.9 million at December 31, 2014, 2013 and 2012, respectively.  Loans foreclosed and transferred to OREO were $14.7 million, $29.3 million and $32.4 million during 2014, 2013 and 2012, respectively.    Loans to facilitate the sale of other real estate owned were $4.4 million, $13.7 million and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

At December 31, 2014, impaired loans totaled $28.1 million, which was net of cumulative charge-offs of $5.5 million.  Additionally, the Company had specific reserves of $1.5 million included in the allowance for credit losses.  Impaired loans at December 31, 2014 were primarily from the Company’s commercial real estate portfolio.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-  360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, OREO marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.

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

In the normal course of business, management grants concessions to borrowers, which would not otherwise be considered, where the borrowers are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  During 2014, the most common concessions involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

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

Loans Held for Sale

In the second quarter of 2014 the Company elected to carry loans held for sale at fair value.  The fair value of loans held for sale is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics.  Loans held for sale are subjected to recurring fair value adjustments.  Loan sales are recognized when the transaction closes, the proceeds are collected, ownership is transferred and, through the sales agreement, continuing involvement consists of the right to service the loan for a fee for the life of the loan, if applicable.  Gains on the sale of loans held for sale are recorded as part of mortgage lending revenue on the statement of income.

In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  Every loan closed by the Bank’s mortgage center is run through a government agency automated underwriting system.  Any exceptions noted during this process are remedied prior to sale.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During 2014, 21 mortgage loans totaling $2.3 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $913,000 were recognized related to these repurchased and make whole loans.  During 2013, 16 loans totaling approximately $931,000  were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $661,000 were recognized related to these repurchased and make whole loans.  During 2012, 14 mortgage loans totaling approximately $2.1 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $782,000 were recognized related to these repurchased and make whole loans.  At December 31, 2014, the Company had reserved $1.1 million for potential losses from representation and warranty obligations.

Government National Mortgage Association (“GNMA”) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan.  Under FASB ASC 860, this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option.  These loans are reported as held for sale in accordance with U.S. GAAP with the offsetting liability being reported as other liabilities.  At December 31, 2014, the amount of loans subject to buy back was $23.5 million.

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

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350, Intangibles – Goodwill and Other.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360, Property, Plant and Equipment.  Goodwill and other intangible assets are reviewed annually within the fourth quarter for possible impairment, or sooner if a goodwill impairment indicator is identified.  If impaired, the asset is written down to its estimated fair value.  No impairment charges have been recognized through December 31, 2014.  See Note 9, Goodwill and Other Intangible Assets, for additional information.

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

The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans.  The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of its actuary using the actuary’s proprietary model.  The Company developed a level equivalent yield using its actuary’s model as of December 31, 2014 and the expected cash flows from the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”), the BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) and the BancorpSouth, Inc. Supplemental Executive Retirement Plan (the “Supplemental Plan”).  Based on this analysis, the Company established its discount rate assumptions for determination of the projected benefit obligation at 4.10% for the Basic Plan, 3.90% for the Restoration Plan and 3.10% for the Supplemental Plan based on a December 31, 2014 measurement date.

The Company measured benefit obligations using the most recent RP-2014 mortality tables and MP-2014 mortality improvement scale in selecting mortality assumptions as of December 31, 2014.

Stock-Based Compensation

At December 31, 2014, the Company had three stock-based employee compensation plans.  The Company recognizes compensation costs related to these stock-based employee compensation plans in accordance with FASB ASC 718, Compensation – Stock Compensation (“FASB ASC 718”).  See Note 16, Stock Incentive and Stock Option Plans, for further disclosures regarding stock-based compensation.

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

The Company also enters into derivative financial instruments to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of December 31, 2014, the notional amount of customer related derivative financial instruments was $324.2 million with an average maturity of 49.5 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.

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

In December 2014, the FASB issued an ASU regarding accounting for share-based payments.  This ASU requires the entities to apply existing guidance in Topic 718 to any performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The amendments in this update are effective for interim and annual periods beginning after December 15, 2015.  This ASU is not expected to have a material impact on the financial position and results of operations of the Company.

(2)  BUSINESS COMBINATIONS

On April 10, 2014, the Company purchased certain assets of Knox Insurance Group, LLC (“Knox”), an independent insurance agency located in Lafayette, Louisiana.  Consideration paid to complete this transaction consisted of cash paid to Knox shareholders in the aggregate amount of $7.0 million.   The provisions of the related purchase agreement also provide for additional aggregate consideration of up to $2.4 million in cash to be paid in three annual installments if certain performance criteria are met.  This acquisition was not material to the financial position or results of operations of the Company.

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

(3) HELD-TO-MATURITY SECURITIES

The Company had no held to maturity securities as of December 31, 2014, 2013 and 2012.

(4) AVAILABLE-FOR-SALE SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 2014 and 2013 follows:

	2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,213,310	$ 4,093	$ 2,349	$ 1,215,054
Government agency issued residential
mortgage-backed securities	204,918	4,751	439	209,230
Government agency issued commercial
mortgage-backed securities	241,449	2,319	3,200	240,568
Obligations of states and political subdivisions	458,026	25,986	148	483,864
Other	6,864	1,347	-	8,211
Total	$ 2,124,567	$ 38,496	$ 6,136	$ 2,156,927

	2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,455,417	$ 9,065	$ 6,133	$ 1,458,349
Government agency issued residential
mortgage-backed securities	249,682	3,118	2,566	250,234
Government agency issued commercial
mortgage-backed securities	239,313	1,773	10,174	230,912
Obligations of states and political subdivisions	509,255	12,883	2,733	519,405
Other	6,941	1,148	-	8,089
Total	$ 2,460,608	$ 27,987	$ 21,606	$ 2,466,989

At December 31, 2014, the Company’s available-for-sale securities included FHLB stock with a carrying value of $6.8 million compared to a required investment of $6.6 million.  FHLB stock is carried at amortized cost in the financial statements.

Gross gains of approximately $49,000 and gross losses of approximately $12,000 were recognized in 2014, gross gains of approximately $72,000 and gross losses of approximately $26,000 were recognized in 2013 and gross gains of approximately $480,000 and gross losses of approximately $38,000 were recognized in 2012 on available-for-sale securities.    No other-than-temporary impairment was recorded in 2014, 2013 or 2012.

Available-for-sale securities with a carrying value of $1.7 billion at December 31, 2014 were pledged to secure public and trust funds on deposit and for other purposes.  Included in available-for-sale securities at December 31, 2014, were securities with a carrying value of $238.1 million issued by a political subdivision within the State of Mississippi and securities with a carrying value of $98.4 million issued by a political subdivision within the State of Arkansas.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2014  by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in thousands)
Maturing in one year or less	$ 305,125	$ 306,995	1.44%
Maturing after one year through five years	1,036,760	1,038,685	1.30
Maturing after five years through ten years	53,547	55,447	4.90
Maturing after ten years	282,768	306,002	6.00
Mortgage-backed securities	446,367	449,798	2.07
Total	$ 2,124,567	$ 2,156,927

A summary of temporarily impaired available-for-sale investments with continuous unrealized loss positions at December 31, 2014 and 2013 follows:

	2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$ 237,891	$ 471	$ 283,643	$ 1,878	$ 521,534	$ 2,349
Government agency issued residential
mortgage-backed securities	-	-	24,565	439	24,565	439
Government agency issued commercial
mortgage-backed securities	3,822	24	203,520	3,176	207,342	3,200
Obligations of states and political subdivisions	17,317	62	10,616	86	27,933	148
Total	$ 259,030	$ 557	$ 522,344	$ 5,579	$ 781,374	$ 6,136

	2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$ 533,326	$ 6,133	$ -	$ -	$ 533,326	$ 6,133
Government agency issued residential
mortgage-backed securities	106,179	2,418	4,407	148	110,586	2,566
Government agency issued commercial
mortgage-backed securities	176,253	8,578	27,225	1,596	203,478	10,174
Obligations of states and political subdivisions	97,543	2,555	3,663	178	101,206	2,733
Total	$ 913,301	$ 19,684	$ 35,295	$ 1,922	$ 948,596	$ 21,606

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs.  Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded in 2014.

(5) LOANS AND LEASES

The Company’s loan and lease portfolio is disaggregated into the following segments:  commercial and industrial; real estate; credit card; and all other loans and leases.  The real estate segment is further disaggregated into the following classes:  consumer mortgage; home equity; agricultural; commercial and industrial-owner occupied; construction, acquisition and development and commercial.  A summary of gross loans and leases by segment and class at December 31, 2014 and 2013 follows:

	2014	2013
	(In thousands)

Commercial and industrial	$ 1,753,041	$ 1,538,302
Real estate
Consumer mortgages	2,257,726	1,976,073
Home equity	531,374	494,339
Agricultural	239,616	234,576
Commercial and industrial-owner occupied	1,522,536	1,473,320
Construction, acquisition and development	853,623	741,458
Commercial real estate	1,961,977	1,846,039
Credit cards	113,426	111,328
All other	516,221	578,453
Total gross loans and leases	$ 9,749,540	$ 8,993,888

The following table shows the Company’s loans and leases, net of unearned income, as of December 31, 2014 by geographical location:

	Alabama				Greater			Corporate
	and Florida				Memphis		Texas and	Banking
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	and Other	Total
	(In thousands)
Commercial and industrial	$ 75,919	$ 172,894	$ 303,524	$ 29,734	$ 24,457	$ 89,683	$ 321,143	$ 729,132	$ 1,746,486
Real estate
Consumer mortgages	183,605	283,462	710,307	69,501	115,178	175,401	556,457	163,815	2,257,726
Home equity	73,380	39,546	174,587	21,661	68,777	88,505	62,872	2,046	531,374
Agricultural	6,814	73,413	56,016	2,747	12,678	11,115	73,076	3,757	239,616
Commercial and industrial-owner occupied	172,813	172,026	454,432	61,393	90,734	87,524	337,457	146,157	1,522,536
Construction, acquisition and development	129,955	83,645	227,979	21,800	73,944	98,067	180,676	37,557	853,623
Commercial real estate	285,105	327,703	294,254	200,352	98,403	126,197	436,519	193,444	1,961,977
Credit cards**	-	-	-	-	-	-	-	113,426	113,426
All other	28,728	38,680	131,704	2,726	35,142	33,101	67,260	148,831	486,172

Total	$ 956,319	$ 1,191,369	$ 2,352,803	$ 409,914	$ 519,313	$ 709,593	$ 2,035,460	$ 1,538,165	$ 9,712,936

*Excludes the Greater Memphis Area

**Credit card receivables are spread across all geographic regions but are not viewed by the Company’s management as part of the geographic breakdown.

The Company’s loan concentrations which exceed 10% of total loans are reflected in the preceding tables.  A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located.  The Company’s loan policy generally prohibits the use of interest reserves on loans made after

March 2010.  Certain of the construction, acquisition and development loans were structured with interest-only terms.  A portion of the consumer mortgage and commercial real estate portfolios originated through the permanent financing of construction, acquisition and development loans.    Future economic distress could negatively impact additional borrowers’ and guarantors’ ability to repay their debt which will make more of the Company’s loans collateral dependent.

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, at December 31, 2014 and 2013:

	2014
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$ 2,322	$ 544	$ 601	$ 3,467	$ 1,743,019	$ 1,746,486	$ 41
Real estate
Consumer mortgages	10,725	3,797	11,167	25,689	2,232,037	2,257,726	1,828
Home equity	1,834	397	658	2,889	528,485	531,374	-
Agricultural	365	1	130	496	239,120	239,616	-
Commercial and industrial-owner occupied	1,005	463	3,337	4,805	1,517,731	1,522,536	39
Construction, acquisition and development	4,547	278	1,568	6,393	847,230	853,623	387
Commercial real estate	4,722	1	1,545	6,268	1,955,709	1,961,977	137
Credit cards	447	312	379	1,138	112,288	113,426	327
All other	1,562	203	102	1,867	484,305	486,172	4
Total	$ 27,529	$ 5,996	$ 19,487	$ 53,012	$ 9,659,924	$ 9,712,936	$ 2,763

	2013
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$ 3,122	$ 310	$ 601	$ 4,033	$ 1,525,216	$ 1,529,249	$ 27
Real estate
Consumer mortgages	12,244	4,703	12,579	29,526	1,946,547	1,976,073	888
Home equity	1,860	869	740	3,469	490,870	494,339	-
Agricultural	319	206	883	1,408	233,168	234,576	-
Commercial and industrial-owner occupied	4,256	1,230	4,585	10,071	1,463,249	1,473,320	-
Construction, acquisition and development	2,557	2,658	7,005	12,220	729,238	741,458	-
Commercial real estate	5,597	321	2,539	8,457	1,837,582	1,846,039	311
Credit cards	455	235	350	1,040	110,288	111,328	-
All other	1,985	296	264	2,545	549,088	551,633	-
Total	$ 32,395	$ 10,828	$ 29,546	$ 72,769	$ 8,885,246	$ 8,958,015	$ 1,226

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at December 31, 2014 and 2013:

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$ 1,709,475	$ 978	$ 33,879	$ -	$ -	$ 2,154	$ 1,746,486
Real estate
Consumer mortgage	2,167,965	-	84,975	-	-	4,786	2,257,726
Home equity	521,011	-	9,744	-	-	619	531,374
Agricultural	227,688	-	11,928	-	-	-	239,616
Commercial and industrial-owner occupied	1,450,158	-	64,420	491	-	7,467	1,522,536
Construction, acquisition and development	811,227	-	39,675	334	-	2,387	853,623
Commercial real estate	1,893,514	-	57,761	184	-	10,518	1,961,977
Credit cards	113,426	-	-	-	-	-	113,426
All other	471,662	-	14,340	-	-	170	486,172
Total	$ 9,366,126	$ 978	$ 316,722	$ 1,009	$ -	$ 28,101	$ 9,712,936

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$ 1,495,972	$ 978	$ 30,886	$ 99	$ -	$ 1,314	$ 1,529,249
Real estate
Consumer mortgage	1,859,094	1,531	108,615	427	-	6,406	1,976,073
Home equity	478,283	250	14,570	96	-	1,140	494,339
Agricultural	214,728	779	18,187	-	-	882	234,576
Commercial and industrial-owner occupied	1,409,757	116	50,853	849	-	11,745	1,473,320
Construction, acquisition and development	674,299	1,459	49,401	587	-	15,712	741,458
Commercial real estate	1,751,553	386	76,199	420	-	17,481	1,846,039
Credit cards	111,328	-	-	-	-	-	111,328
All other	538,467	71	12,832	-	-	263	551,633
Total	$ 8,533,481	$ 5,570	$ 361,543	$ 2,478	$ -	$ 54,943	$ 8,958,015

Loans considered impaired under FASB ASC 310 are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired at December 31, 2014 and 2013 was $28.1 million and $54.9 million, respectively.  At December 31, 2014 and 2013, $6.1 million and $11.0 million, respectively, of those impaired loans had a valuation allowance of $1.5 million and $4.1 million, respectively.  The remaining balance of impaired loans of $22.0 million and $44.0 million at December 31, 2014 and 2013, respectively, were charged down to the underlying collateral’s fair value, less estimated selling costs, which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as TDRs totaled $4.6 million and $19.1 million at December 31, 2014 and 2013, respectively.  The average recorded investment in impaired loans during 2014 and 2013 was $33.9 million and $103.5 million, respectively.

The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class at December 31, 2014 and 2013:

	December 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,235	$ 1,583	$ -	$ 1,271	$ 43
Real estate
Consumer mortgage	3,503	4,356	-	4,282	72
Home equity	209	209	-	215	6
Agricultural	-	-	-	370	2
Commercial and industrial-owner occupied	6,503	7,634	-	4,687	70
Construction, acquisition and development	2,387	3,654	-	5,796	66
Commercial real estate	7,975	9,275	-	7,935	128
All other	170	314	-	187	8
Total	$ 21,982	$ 27,025	$ -	$ 24,743	$ 395

With an allowance:
Commercial and industrial	$ 919	$ 919	$ 215	$ 328	$ 19
Real estate
Consumer mortgage	1,283	1,658	123	1,376	30
Home equity	410	410	70	-	-
Agricultural	-	-	-	43	-
Commercial and industrial-owner occupied	964	1,094	89	1,203	21
Construction, acquisition and development	-	-	-	542	-
Commercial real estate	2,543	2,543	1,022	5,706	87
All other	-	-	-	6	-
Total	$ 6,119	$ 6,624	$ 1,519	$ 9,204	$ 157

Total:
Commercial and industrial	$ 2,154	$ 2,502	$ 215	$ 1,599	$ 62
Real estate
Consumer mortgage	4,786	6,014	123	5,658	102
Home equity	619	619	70	215	6
Agricultural	-	-	-	413	2
Commercial and industrial-owner occupied	7,467	8,728	89	5,890	91
Construction, acquisition and development	2,387	3,654	-	6,338	66
Commercial real estate	10,518	11,818	1,022	13,641	215
All other	170	314	-	193	8
Total	$ 28,101	$ 33,649	$ 1,519	$ 33,947	$ 552

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,314	$ 1,314	$ -	$ 2,578	$ 16
Real estate
Consumer mortgage	5,744	6,591	-	8,943	54
Home equity	712	712	-	933	5
Agricultural	882	1,472	-	3,286	4
Commercial and industrial-owner occupied	9,938	12,681	-	8,150	76
Construction, acquisition and development	11,549	13,497	-	25,877	103
Commercial real estate	13,562	23,233	-	24,185	173
All other	263	405	-	655	6
Total	$ 43,964	$ 59,905	$ -	$ 74,607	$ 437

With an allowance:
Commercial and industrial	$ -	$ -	$ 305	$ 590	$ -
Real estate
Consumer mortgage	662	662	309	3,417	31
Home equity	428	428	37	444	3
Agricultural	-	-	15	402	2
Commercial and industrial-owner occupied	1,807	1,807	739	4,735	54
Construction, acquisition and development	4,163	5,393	1,599	7,989	67
Commercial real estate	3,919	3,919	1,138	11,280	51
All other	-	-	4	-	-
Total	$ 10,979	$ 12,209	$ 4,146	$ 28,857	$ 208

Total:
Commercial and industrial	$ 1,314	$ 1,314	$ 305	$ 3,168	$ 16
Real estate
Consumer mortgage	6,406	7,253	309	12,360	85
Home equity	1,140	1,140	37	1,377	8
Agricultural	882	1,472	15	3,688	6
Commercial and industrial-owner occupied	11,745	14,488	739	12,885	130
Construction, acquisition and development	15,712	18,890	1,599	33,866	170
Commercial real estate	17,481	27,152	1,138	35,465	224
All other	263	405	4	655	6
Total	$ 54,943	$ 72,114	$ 4,146	$ 103,464	$ 645

The following tables provide details regarding impaired loans and leases, net of unearned income, which include accruing TDRs, by segment and class at December 31, 2014 and 2013:

	December 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,235	$ 1,583	$ -	$ 1,271	$ 43
Real estate
Consumer mortgage	3,503	4,356	-	4,282	72
Home equity	209	209	-	215	5
Agricultural	-	-	-	370	2
Commercial and industrial-owner occupied	6,503	7,634	-	4,687	71
Construction, acquisition and development	2,387	3,654	-	5,796	66
Commercial real estate	7,975	9,275	-	7,935	128
All other	170	314	-	187	8
Total	$ 21,982	$ 27,025	$ -	$ 24,743	$ 395

With an allowance:
Commercial and industrial	$ 1,275	$ 1,276	$ 239	$ 1,208	$ 63
Real estate
Consumer mortgage	4,832	5,549	875	4,278	140
Home equity	427	438	70	18	1
Agricultural	8	8	1	305	11
Commercial and industrial-owner occupied	5,520	5,856	404	6,571	243
Construction, acquisition and development	1,488	1,752	241	2,410	70
Commercial real estate	3,957	4,200	1,290	8,135	195
Credit cards	1,109	1,109	64	1,374	137
All other	154	195	46	143	5
Total	$ 18,770	$ 20,383	$ 3,230	$ 24,442	$ 865

Total:
Commercial and industrial	$ 2,510	$ 2,859	$ 239	$ 2,479	$ 106
Real estate
Consumer mortgage	8,335	9,905	875	8,560	212
Home equity	636	647	70	233	6
Agricultural	8	8	1	675	13
Commercial and industrial-owner occupied	12,023	13,490	404	11,258	314
Construction, acquisition and development	3,875	5,406	241	8,206	136
Commercial real estate	11,932	13,475	1,290	16,070	323
Credit cards	1,109	1,109	64	1,374	137
All other	324	509	46	330	13
Total	$ 40,752	$ 47,408	$ 3,230	$ 49,185	$ 1,260

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,314	$ 1,314	$ -	$ 2,579	$ 16
Real estate
Consumer mortgage	5,744	6,591	-	8,943	54
Home equity	712	712	-	933	5
Agricultural	882	1,472	-	3,286	4
Commercial and industrial-owner occupied	9,938	12,681	-	8,150	76
Construction, acquisition and development	11,549	13,497	-	25,877	103
Commercial real estate	13,562	23,233	-	24,185	173
All other	263	405	-	655	6
Total	$ 43,964	$ 59,905	$ -	$ 74,608	$ 437

With an allowance:
Commercial and industrial	$ 937	$ 937	$ 415	$ 975	$ 14
Real estate
Consumer mortgage	4,151	4,378	771	6,921	164
Home equity	438	438	-	444	2
Agricultural	625	639	43	871	21
Commercial and industrial-owner occupied	9,590	9,997	1,371	11,895	350
Construction, acquisition and development	10,897	13,933	1,554	15,181	320
Commercial real estate	12,619	12,887	1,604	15,140	224
Credit cards	1,639	1,639	51	2,018	202
All other	1,307	1,310	198	646	24
Total	$ 42,203	$ 46,158	$ 6,007	$ 54,091	$ 1,321

Total:
Commercial and industrial	$ 2,251	$ 2,251	$ 415	$ 3,554	$ 30
Real estate
Consumer mortgage	9,895	10,969	771	15,864	218
Home equity	1,150	1,150	-	1,377	7
Agricultural	1,507	2,111	43	4,157	25
Commercial and industrial-owner occupied	19,528	22,678	1,371	20,045	426
Construction, acquisition and development	22,446	27,430	1,554	41,058	423
Commercial real estate	26,181	36,120	1,604	39,325	397
Credit cards	1,639	1,639	51	2,018	202
All other	1,570	1,715	198	1,301	30
Total	$ 86,167	$ 106,063	$ 6,007	$ 128,699	$ 1,758

NPLs consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured because of the borrower's weakened financial condition. The following table presents information concerning NPLs at December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Non-accrual loans and leases	$ 58,052	$ 92,173
Loans and leases 90 days or more past due, still accruing	2,763	1,226
Restructured loans and leases still accruing	10,920	27,007
Total	$ 71,735	$ 120,406

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.  At December 31, 2014, the Company’s geographic NPL distribution was concentrated primarily in its Mississippi and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  The following table presents the Company’s nonaccrual loans and leases by segment and class at December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Commercial and industrial	$ 3,934	$ 3,079
Real estate
Consumer mortgages	23,668	25,645
Home equity	2,253	3,695
Agricultural	291	1,260
Commercial and industrial-owner occupied	11,190	18,568
Construction, acquisition and development	4,162	17,567
Commercial real estate	11,915	20,972
Credit cards	133	119
All other	506	1,268
Total	$ 58,052	$ 92,173

The total amount of interest earned on NPLs was $3.9 million, $6.2 million and $4.3 million in 2014, 2013 and 2012, respectively.  The gross interest income which would have been recorded under the original terms of those loans and leases amounted to $5.3 million,  $7.3 million and $15.6 million in 2014, 2013 and 2012, respectively.

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

The following tables summarize the financial effect of TDRs for the years ended December 31, 2014 and 2013:

	December 31, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	5	$ 613	$ 613
Real estate
Consumer mortgages	33	4,823	4,263
Home equity	2	31	30
Agricultural	1	10	10
Commercial and industrial-owner occupied	8	2,103	1,810
Construction, acquisition and development	3	924	924
Commercial real estate	7	1,426	1,519
All other	14	290	286
Total	73	$ 10,220	$ 9,455

:

	December 31, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	3	$ 919	$ 919
Real estate
Consumer mortgages	23	1,843	1,840
Home Equity	2	25	10
Commercial and industrial-owner occupied	8	3,821	3,815
Construction, acquisition and development	15	3,071	2,826
Commercial real estate	4	1,574	1,570
All other	5	1,160	1,161
Total	60	$ 12,413	$ 12,141

The following tables summarize TDRs modified within 2014 and 2013 for which there was a payment default during the indicated year (i.e., 30 days or more past due at any given time during 2014 or 2013):

	Year Ended December 31, 2014
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Real estate
Consumer mortgages	8	$ 540
Commercial and industrial-owner occupied	2	784
Construction, acquisition and development	2	279
Commercial real estate	5	901
All other	6	65
Total	23	$ 2,569

	Year Ended December 31, 2013
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	3	$ 129
Real estate
Consumer mortgages	9	823
Commercial and industrial-owner occupied	6	877
Construction, acquisition and development	3	1,874
Commercial real estate	4	3,625
All other	1	1
Total	26	$ 7,329

During 2014, 2013 and 2012, the most common concessions involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

(6)  ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the changes in the allowance for credit losses for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(In thousands)
Balance at beginning of year	$ 153,236	$ 164,466	$ 195,118
Provision charged to expense	-	7,500	28,000
Recoveries	14,234	23,462	30,746
Loans and leases charged off	(25,027)	(42,192)	(89,398)
Balance at end of year	$ 142,443	$ 153,236	$ 164,466

The following tables summarize the changes in the allowance for credit losses by segment and class for the years ended December 31, 2014 and 2013:

	2014
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 18,376	$ (2,546)	$ 2,298	$ 3,291	$ 21,419
Real estate
Consumer mortgage	39,525	(6,037)	3,267	3,260	40,015
Home equity	5,663	(1,359)	625	4,613	9,542
Agricultural	2,800	(765)	96	1,289	3,420
Commercial and industrial-owner occupied	17,059	(3,591)	1,112	1,745	16,325
Construction, acquisition and development	11,828	(3,731)	3,734	(1,946)	9,885
Commercial real estate	43,853	(1,795)	1,458	(19,954)	23,562
Credit cards	3,782	(2,359)	542	4,549	6,514
All other	10,350	(2,844)	1,102	3,153	11,761
Total	$ 153,236	$ (25,027)	$ 14,234	$ -	$ 142,443

	2013
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 23,286	$ (4,672)	$ 3,517	$ (3,755)	$ 18,376
Real estate
Consumer mortgage	35,966	(9,159)	5,067	7,651	39,525
Home equity	6,005	(1,469)	607	520	5,663
Agricultural	3,301	(736)	215	20	2,800
Commercial and industrial-owner occupied	20,178	(3,855)	2,724	(1,988)	17,059
Construction, acquisition and development	21,905	(6,745)	4,682	(8,014)	11,828
Commercial real estate	40,081	(10,341)	4,978	9,135	43,853
Credit cards	3,611	(2,316)	629	1,858	3,782
All other	10,133	(2,899)	1,043	2,073	10,350
Total	$ 164,466	$ (42,192)	$ 23,462	$ 7,500	$ 153,236

The following tables provide the allowance for credit losses by segment and class based on impairment status at December 31, 2014 and 2013:

	December 31, 2014
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$ 2,154	$ 215	$ 21,204	$ 21,419
Real estate
Consumer mortgage	4,786	123	39,892	40,015
Home equity	619	70	9,472	9,542
Agricultural	-	-	3,420	3,420
Commercial and industrial-owner occupied	7,467	89	16,236	16,325
Construction, acquisition and development	2,387	-	9,885	9,885
Commercial real estate	10,518	1,022	22,540	23,562
Credit cards	-	-	6,514	6,514
All other	170	-	11,761	11,761
Total	$ 28,101	$ 1,519	$ 140,924	$ 142,443

	December 31, 2013
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$ 1,314	$ 305	$ 18,071	$ 18,376
Real estate
Consumer mortgage	6,406	309	39,216	39,525
Home equity	1,140	37	5,626	5,663
Agricultural	882	15	2,785	2,800
Commercial and industrial-owner occupied	11,745	739	16,320	17,059
Construction, acquisition and development	15,712	1,599	10,229	11,828
Commercial real estate	17,481	1,138	42,715	43,853
Credit cards	-	-	3,782	3,782
All other	263	4	10,346	10,350
Total	$ 54,943	$ 4,146	$ 149,090	$ 153,236

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.

(7)  OTHER REAL ESTATE OWNED

The following table presents the activity in OREO for the years ended December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Balance at beginning of year	$ 69,338	$ 103,248
Additions to foreclosed properties
New foreclosed property	14,732	29,265
Reductions in foreclosed properties
Sales	(42,013)	(57,057)
Writedowns	(8,073)	(6,118)
Balance at end of year	$ 33,984	$ 69,338

Substantially all of these amounts related to construction, acquisition and development projects that were either completed or were in various stages of construction during the year presented.  The following table presents the OREO by geographical location and collateral type at December 31, 2014:

	Alabama and				Greater		Texas
	Florida				Memphis		and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$84	$-	$-	$-	$-	$-	$-	$-	$84
Real estate
Consumer mortgages	309	97	1,181	-	-	198	509	-	2,294
Home equity	24	-	188	-	-	-	-	-	212
Agricultural	-	-	25	-	-	-	-	-	25
Commercial and industrial-owner occupied	-	-	1,162	-	223	-	60	-	1,445
Construction, acquisition and development	7,302	84	9,182	-	9,178	1,798	196	-	27,740
Commercial real estate	1,000	256	767	-	-	-	63	-	2,086
All other	-	-	98	-	-	-	-	-	98
Total	$8,719	$437	$12,603	$-	$9,401	$1,996	$828	$-	$33,984

* Excludes the Greater Memphis Area

The Company incurred total foreclosed property expenses of $17.1 million, $11.7 million and $39.4 million in 2014, 2013 and 2012, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $14.5 million, $7.4 million and $30.2 million in 2014, 2013 and 2012, respectively.

(8)  PREMISES AND EQUIPMENT

A summary by asset classification at December 31, 2014 and 2013 follows:

	Estimated
	Useful Life
	(Years)	2014	2013
		(In thousands)
Land	N/A	$ 78,021	$ 77,264
Buildings and improvements	10 - 40	331,277	324,100
Leasehold improvements	10 - 39	9,653	8,771
Equipment, furniture and fixtures	3 - 12	275,607	274,016
Construction in progress	N/A	7,975	16,129
Subtotal		702,533	700,280
Accumulated depreciation and amortization		397,590	385,020
Premises and equipment, net		$ 304,943	$ 315,260

(9) GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present the changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2014 and 2013:

2014
	Community	Insurance
	Banking	Agencies	Total
(In thousands)
Balance as of January 1, 2014	$ 217,618	$ 69,182	$ 286,800
Goodwill recorded during the year	-	4,698	4,698
Balance as of December 31, 2014	$ 217,618	$ 73,880	$ 291,498

2013
	Community	Insurance
	Banking	Agencies	Total
(In thousands)
Balance as of January 1, 2013	$ 217,618	$ 57,555	$ 275,173
Goodwill recorded during the year	-	11,627	11,627
Balance as of December 31, 2013	$ 217,618	$ 69,182	$ 286,800

The goodwill recorded in the Company’s Insurance Agencies reporting segment during 2014 was related to an insurance agency acquired during the second quarter of 2014.  The goodwill recorded in the Company’s Insurance Agencies reporting segment during 2013 was related to an insurance agency acquired during the fourth quarter of 2013.

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company performed a qualitative assessment of whether it was more likely than not that a reporting unit’s fair value was less than its carrying value during the fourth quarter of 2014.  Based on this assessment, it was determined that each of the Company’s reporting segment’s fair value exceeded their carrying value.    Therefore, the two-step quantitative goodwill impairment test was not deemed necessary and no goodwill impairment was recorded during 2014. The Company’s annual goodwill impairment evaluation for 2013 also indicated no impairment of goodwill for its reporting segments.  The Company will continue to test reporting segment goodwill for potential impairment on an annual basis in the Company’s fourth quarter, or sooner if a goodwill impairment indicator is identified.

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

The following tables present information regarding the components of the Company’s other identifiable intangible assets as of December 31, 2014 and 2013 and for the three-year period ended December 31, 2014:

	December 31, 2014		December 31, 2013
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$ 27,801	$ 22,782	$ 27,801	$ 22,256
Customer relationship intangibles	49,639	31,821	46,967	28,329
Non-solicitation intangibles	1,650	667	1,450	242
Total	$ 79,090	$ 55,270	$ 76,218	$ 50,827

Unamortized intangible assets:
Trade names	$ 688	$ -	$ 688	$ -

	Year Ended
	December 31,
	2014	2013	2012
Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$ 526	$ 582	$ 946
Customer relationship intangibles	3,492	2,231	2,163
Non-solicitation intangibles	425	166	113
Total	$ 4,443	$ 2,979	$ 3,222

Customer relationship intangibles and non-solicitation intangibles were increased during 2014 and 2013 as a result of the insurance agencies acquired during the second quarter of 2014 and the fourth quarter of 2013, respectively.

The following table presents information regarding estimated amortization expense of the Company’s amortizable identifiable intangible assets for the year ending December 31, 2015, and the succeeding four years:

	Core	Customer	Non-
	Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
Estimated amortization expense:	(In thousands)

For the year ending December 31, 2015	487	3,134	375	3,996
For the year ending December 31, 2016	451	2,673	225	3,349
For the year ending December 31, 2017	419	2,380	200	2,999
For the year ending December 31, 2018	390	2,009	183	2,582
For the year ending December 31, 2019	363	1,689	-	2,052

(10) TIME DEPOSITS AND SHORT-TERM DEBT

Certificates of deposit and other time deposits of $100,000 or more amounting to $948.1 million and $1.1 billion were outstanding at December 31, 2014 and 2013, respectively.  Total interest expense relating to certificates of deposit and other time deposits of $100,000 or more totaled $11.4 million,  $16.0 million and $20.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

For time deposits with a remaining maturity of more than one year at December 31, 2014, the aggregate amount of time deposits maturing in each of the following five years is presented in the following table:

Maturing in	Amount
(In thousands)
2016	314,836
2017	185,858
2018	113,533
2019	170,331
2020	17,275
Thereafter	36
Total	$ 801,869

The following tables present information relating to short-term debt for the years ended December 31, 2014, 2013 and 2012:

	2014
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$ -	-%	$ 4,247	0.18%	$ 10,000
Securities sold under agreement to repurchase	388,166	0.08	436,875	0.07	569,163
Short-term FHLB advances	3,500	-	3,108	2.60	3,500
Total	$ 391,666		$ 444,230		$ 582,663

	2013
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$ -	-%	$ 1,238	0.33%	$ -
Securities sold under agreement to repurchase	421,028	0.07	416,881	0.07	473,753
Total	$ 421,028		$ 418,119		$ 473,753

	2012
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$ -	-%	$ 1,180	0.32%	$ -
Securities sold under agreement to repurchase	414,611	0.07	379,871	0.07	423,553
Short-term FHLB advances	-	-	1,053	4.71	1,500
Total	$ 414,611		$ 382,104		$ 425,053

Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale.  Federal Reserve discount window borrowings generally mature within 90 days following the date of purchase and short-term FHLB borrowings generally mature within 30 days following the date of purchase.  At December 31, 2014, the Bank had established non-binding federal funds borrowing lines of credit with other banks aggregating $696.0 million.

(11) LONG-TERM DEBT

The Bank has entered into a blanket floating lien security agreement with the FHLB of Dallas.  Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (i.e., unpaid principal balance) of the Bank’s eligible mortgage loans pledged as collateral or 35% of the Bank’s assets.  At December 31, 2014, there were no call features on long-term FHLB borrowings.

At December 31, 2014,  long term debt was repayable as follows:

Final due date	Interest rate	Amount
(In thousands)
2018	variable	$ 48,148
2019	4.08%	30,000
Total		$ 78,148

On August 8, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as a lender and administrative agent, and First Tennessee Bank, National Association, as a lender. The Credit Agreement includes an unsecured revolving loan of up to $25.0 million that terminates and the outstanding balance of which is payable in full on August 8, 2015, and an unsecured multi-draw term loan of up to $60.0 million, which commitment terminated on February 28, 2014 and the outstanding balance of which is payable in full on August 8, 2018.  The proceeds from the term loan may be used to repurchase trust preferred securities, and the proceeds from the revolving loan may be used for working capital, capital expenditures and other lawful corporate purposes.  Borrowings under the Credit Agreement bear interest at a Eurocurrency or base rate plus, in each case, an applicable interest rate margin.  The interest rate on U.S. Bank borrowings was 2.03% at December 31, 2014.

The Company had long-term borrowings from U.S. Bank totaling $48.2 million and long-term borrowings from the FHLB totaling $30.0 million at December 31, 2014.

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

Pursuant to the merger with City Bancorp on March 1, 2007, the Company assumed the liability for $8.2 million in Junior Subordinated Debt Securities issued to Signature Bancshares Preferred Trust I, a statutory trust.  Signature Bancshares Preferred Trust I used the proceeds from the issuance of 8,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities.  The Company redeemed the $8.2 million in Junior Subordinated Debt Securities and $8.0 million of the related trust preferred securities at par on January 8, 2014.

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

(13) INCOME TAXES

Total income taxes for the years ended December 31, 2014, 2013 and 2012 were allocated as follows:

	2014	2013	2012
	(In thousands)
Income tax expense	$ 50,652	$ 37,551	$ 33,252
Shareholders' equity for other comprehensive income	(8,481)	(13,249)	(3,943)
Shareholders' equity for stock option plans	(1,856)	(139)	32
Total	$ 40,315	$ 24,163	$ 29,341

The components of income tax expense attributable to operations were as follows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Current:	(In thousands)
Federal	$ 51,014	$ 32,729	$ 34,316
State	7,201	1,570	3,389
Deferred:
Federal	(6,870)	1,774	(4,964)
State	(693)	1,478	511
Total	$ 50,652	$ 37,551	$ 33,252

During 2014 and 2013, the Company recognized certain tax benefits related to stock options in the amount of $1.9 million and approximately $139,000, respectively.  Such benefits were recorded as a reduction of income taxes payable and an increase in capital surplus.

During 2014 and 2013, the Company reversed the deferred tax asset associated with stock options expiring during the current period in the amount of approximately $785,000 and $1.1 million, respectively.  The reversal was recorded as a reduction of deferred tax assets and a reduction in capital surplus.

Income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes resulting from the following:

	2014	2013	2012
	(In thousands)
Tax expense at statutory rates	$ 58,591	$ 46,083	$ 41,141
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	4,230	1,926	2,453
Tax-exempt interest revenue	(7,371)	(7,423)	(7,789)
Tax-exempt earnings on life insurance	(3,076)	(2,889)	(2,790)
Deductible dividends paid on 401(k) plan	(458)	(187)	(100)
Tax credits	(1,771)	(578)	(466)
Other, net	507	619	803
Total	$ 50,652	$ 37,551	$ 33,252

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 were as follows:

	2014	2013
Deferred tax assets:	(In thousands)
Loans, principally due to allowance for credit losses	$ 53,922	$ 58,003
Other real estate owned	4,605	6,799
Mark to market - securities	4,164	4,164
Accrued liabilities, principally due to
compensation arrangements and vacation accruals	17,877	13,085
Other	129	2,993
Unrecognized pension expense	39,428	20,997
Total gross deferred tax assets	120,125	106,041
Less: valuation allowance	-	-
Deferred tax assets	$ 120,125	$ 106,041
Deferred tax liabilities:
Lease transactions	$ 25,033	$ 29,997
Employment benefits	7,435	12,483
Premises and equipment, principally due
to differences in depreciation	21,845	23,488
Mortgage servicing rights	19,409	20,679
Intangible assets	11,024	10,654
Investments, principally due to interest income recognition	592	133
Deferred loan points	3,851	2,806
Other assets, principally due to expense recognition	959	1,033
Unrealized net gains on available-for-sale securities	12,393	2,289
Total gross deferred tax liabilities	102,541	103,562
Net deferred tax assets	$ 17,584	$ 2,479

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2014.

The following table presents the activity in unrecognized tax benefits for 2014, 2013 and 2012:

	2014	2013	2012
	(In thousands)
Unrecognized tax benefit, January 1	$ -	$ 1,571	$ 1,102
Gross increases - tax positions in prior period	-	-	199
Gross decreases - tax positions in prior period	-	(1,571)	-
Gross increases - tax positions in current period	-	-	270
Settlements	-	-	-
Lapse of statute of limitations	-	-	-
Unrecognized tax benefit, December 31	$ -	$ -	$ 1,571

The balance of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.6 million at 2012.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as a component of other noninterest expense.  The Company accrued interest related to the unrecognized tax benefits noted above of approximately $329,000 during 2012 with no interest accrued in 2014 or 2013.  The Company recognized a total accrued interest liability of approximately $560,000 at December 31, 2012 with no accrued interest liability recognized at December 31, 2014 and 2013.

During 2013, a $1.6 million tax benefit was recorded as a result of the resolution of an uncertain tax position with the remainder of the settlement pertaining to accrued interest and penalties.  The uncertain tax position related to the review of the tax treatment of items during the tax years 2007 through 2009.  The review was resolved in our favor in 2013, resulting in the reversal of the uncertain tax position reserve for the matter.

Management does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company is subject to taxation in the United States and various states and local jurisdictions.  The Company files a consolidated United States federal return.  Based on the laws of the applicable state where the Company conducts business operations, the Company and its applicable subsidiaries either file a consolidated, combined or separate return.  The tax years that remain open for examination for the Company’s major jurisdictions of the United States - Mississippi, Arkansas, Tennessee, Alabama, Louisiana and Missouri - are 2011, 2012 and 2013.

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

The Company measured benefit obligations using the most recent RP-2014 mortality tables and MP-2014 mortality improvement scale in selecting mortality assumptions as of December 31, 2014.

The Company uses a December 31 measurement date for its pension and other benefit plans.

A summary of the three defined benefit retirement plans at and for the years ended December 31, 2014, 2013 and 2012 follows:

	Pension Benefits
	2014	2013	2012
Change in benefit obligations:	(In thousands)
Projected benefit obligations at beginning of year	$ 201,696	$ 213,804	$ 182,362
Service cost	8,936	10,735	9,670
Interest cost	9,358	8,212	8,104
Amendments	-	10,850	300
Actuarial loss	53,131	(18,794)	22,417
Benefits paid	(9,029)	(22,116)	(8,232)
Administrative expenses paid	(595)	(995)	(817)
Projected benefit obligations at end of year	$ 263,497	$ 201,696	$ 213,804
Change in plans' assets:
Fair value of plans' assets at beginning of year	$ 196,447	$ 203,704	$ 195,004
Actual return on assets	12,525	13,960	16,631
Employer contributions	2,004	1,894	1,118
Benefits paid	(9,029)	(22,116)	(8,232)
Administrative expenses paid	(595)	(995)	(817)
Fair value of plans' assets at end of year	$ 201,352	$ 196,447	$ 203,704
Funded status:
Projected benefit obligations	$ (263,497)	$ (201,696)	$ (213,804)
Fair value of plans' assets	201,352	196,447	203,704
Net amount recognized	$ (62,145)	$ (5,249)	$ (10,100)

Amounts recognized in the consolidated balance sheets consisted of:

	Pension Benefits
	2014	2013	2012
	(In thousands)
Prepaid benefit cost	$ 64,838	$ 72,886	$ 94,046
Accrued benefit liability	(23,902)	(23,241)	(22,123)
Intangible asset	-	-	-
Accumulated other comprehensive
income adjustment	(103,081)	(54,894)	(82,023)
Net amount recognized	$ (62,145)	$ (5,249)	$ (10,100)

Pre-tax amounts recognized in accumulated other comprehensive income consisted of:

	December 31,
	2014	2013
	(In thousands)

Net transition obligation	$ -	$ 19
Net prior service benefit	(4,598)	(5,366)
Net actuarial loss	107,679	60,241
Total accumulated other comprehensive income	$ 103,081	$ 54,894

The net prior service credit and net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are approximately ($718,000) and $7.9 million, respectively.  No further transition obligation remains to be amortized.

The components of net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Pension Benefits
	2014	2013	2012
Components of net periodic benefit cost:	(In thousands)
Service cost	$ 8,936	$ 10,735	$ 9,670
Interest cost	9,358	8,212	8,104
Expected return on assets	(10,534)	(10,974)	(11,263)
Amortization of unrecognized transition amount	18	18	18
Recognized prior service (benefit) cost	(768)	(768)	(768)
Recognized net loss	3,702	6,099	4,868
Special termination benefit	-	10,850	300
Net periodic benefit cost	$ 10,712	$ 24,172	$ 10,929

The weighted-average assumptions used to determine benefit obligations at December 31, 2014 and 2013 were as follows:

	Basic Plan		Restoration Plan		Supplemental Plan
	2014	2013	2014	2013	2014	2013
Discount rate	4.10%	4.90%	3.90%	4.50%	3.10%	3.65%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Basic Plan
	2014	2013	2012
Discount rate	4.90%	4.05%	4.80%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	5.50%	5.50%	6.00%

	Restoration Plan
	2014	2013	2012
Discount rate	4.50%	3.65%	4.45%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	N/A	N/A	N/A

	Supplemental Plan
	2014	2013	2012
Discount rate	3.65%	2.85%	3.85%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	N/A	N/A	N/A

The following table presents information related to the defined benefit plans that had accumulated benefit obligations in excess of plan assets at December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Projected benefit obligation	$ 263,497	$ 31,512
Accumulated benefit obligation	252,227	29,191
Fair value of assets	201,352	-

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

The Company’s pension plan weighted-average asset allocations at December 31, 2014 and 2013 and the Company’s target allocations for 2015, by asset category, were as follows:

	Plan assets at December 31		Target for
Asset category:	2014	2013	2015

Equity securities	32.80%	34.50%	33%
Debt securities	64.60%	62.10%	67%
Cash and equivalents	2.60%	3.40%	0%
Total	100.00%	100.00%

Equity securities held in the Basic Plan included shares of the Company’s common stock with a fair value of $1.9 million (0.92% of total plan assets) and $2.1 million (1.06% of total plan assets) at December 31, 2014 and 2013, respectively.  An analysis by management is performed annually to determine whether the Company will make a contribution to the Basic Plan.

The following table presents information regarding expected future benefit payments, which reflect expected service, as appropriate:

Pension
Benefits
Expected future benefit payments:	(In thousands)
2015	$ 13,584
2016	12,586
2017	12,988
2018	14,327
2019	15,346
2020-2024	79,151

The following table presents the fair value of each major category of plan assets held in the Basic Plan at December 31, 2014 and 2013:

	Pension Benefits
	2014	2013
Investments, at fair value:	(In thousands)
Cash	$ -	$ 57
U.S. agency debt obligations	69,413	64,298
Mutual funds	123,239	121,178
Common stock of BancorpSouth, Inc.	1,852	2,091
Money market funds	4,225	5,303
Brokered certificates of deposit	2,009	2,973
Total investments, at fair value	200,738	195,900
Accrued interest and dividends	614	547
Fair value of plan assets	$ 201,352	$ 196,447

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

The following tables set forth by level, within the FASB ASC 820, Fair Value Measurements and Disclosure (“FASB ASC 820”), fair value hierarchy, the plan investments at fair value as of December 31, 2014 and 2013:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. agency debt obligations	$ -	$ 69,413	$ -	$ 69,413
Mutual funds	123,239	-	-	123,239
Common stock of BancorpSouth, Inc.	1,852	-	-	1,852
Money market funds	-	4,225	-	4,225
Brokered certificates of deposit	-	2,009	-	2,009
Total	$ 125,091	$ 75,647	$ -	$ 200,738

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. agency debt obligations	$ -	$ 64,298	$ -	$ 64,298
Mutual funds	121,178	-	-	121,178
Common stock of BancorpSouth, Inc.	2,091	-	-	2,091
Money market funds	-	5,303	-	5,303
Brokered certificates of deposit	-	2,973	-	2,973
Total	$ 123,269	$ 72,574	$ -	$ 195,843

There were no transfers between Levels of the fair value hierarchy in 2014 or 2013.

The following investments represented 5% or more of the total plan asset value as of December 31, 2014:

2014
(In thousands)
Fidelity Advisor New Insights Institutional Fund	$ 10,715
Fidelity Low Price Stock Fund	14,594
Franklin Mutual Discovery Z Fund	11,597
Pioneer Multi-Asset Floating Rate Fund	24,934

The Company has a defined contribution plan (commonly referred to as a “401(k) Plan”).  Pursuant to the 401(k) Plan, employees may contribute a portion of their compensation, as set forth in the 401(k) Plan, subject to the limitations as established by the Code.  Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company.  Employer contributions were $9.5 million, $9.8 million and $9.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Derivative instruments.  The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  Fair value of these derivative instruments is measured on a recurring basis using recent observable market prices.  The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates ranging from 1.5% to 3.7%.  The Company also considers the associated counterparty credit risk when determining the fair value of these instruments.  The Company’s interest rate swaps, commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.

Loans held for sale.  In the second quarter of 2014, the Company elected to carry loans held for sale at fair value.  The fair value of loans held for sale is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics.  Therefore, loans held for sale are subjected to recurring fair value adjustments and are classified as Level 2.  The Company obtains quotes, bids, or pricing indications on all or part of these loans directly from the buyers.  Premiums and discounts received or to be received on the quotes, bids or pricing indications are indicative of the fact that the cost is lower or higher than fair value. Loans held for sale prior to the second quarter of 2014 were carried at the lower of cost or estimated fair value and were subject to nonrecurring fair value adjustments.

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

Other real estate owned.    OREO is carried at the lower of cost or estimated fair value, less estimated selling costs and is subjected to nonrecurring fair value adjustments.  Estimated fair value is determined on the basis of independent appraisals and other relevant factors less an average of 7% for estimated costs to sell.  All of the Company’s OREO is classified as Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,215,054	$ -	$ 1,215,054
Government agency issued residential
mortgage-back securities	-	209,230	-	209,230
Government agency issued commercial
mortgage-back securities	-	240,568	-	240,568
Obligations of states and political
subdivisions	-	483,864	-	483,864
Other	1,302	6,909	-	8,211
Mortgage servicing rights	-	-	51,296	51,296
Derivative instruments	-	-	23,830	23,830
Loans held for sale	-	141,015	-	141,015
Total	$ 1,302	$ 2,296,640	$ 75,126	$ 2,373,068
Liabilities:
Derivative instruments	$ -	$ -	$ 23,207	$ 23,207

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,458,349	$ -	$ 1,458,349
Government agency issued residential
mortgage-back securities	-	250,234	-	250,234
Government agency issued commercial
mortgage-back securities	-	230,912	-	230,912
Obligations of states and political
subdivisions	-	519,405	-	519,405
Other	1,102	6,987	-	8,089
Mortgage servicing rights	-	-	54,662	54,662
Derivative instruments	-	-	30,230	30,230
Total	$ 1,102	$ 2,465,887	$ 84,892	$ 2,551,881
Liabilities:
Derivative instruments	$ -	$ -	$ 29,352	$ 29,352

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
(In thousands)
Balance at December 31, 2013	$ 54,662	$ 878	$ -
Total net gains for the year included in:
Net loss	(12,244)	(255)	-
Other comprehensive income	-	-	-
Additions	8,878	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at December 31, 2014	$ 51,296	$ 623	$ -
Net unrealized gains (losses) included in net income for the
year relating to assets and liabilities held at December 31, 2014	$ (6,444)	$ (255)	$ -

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
(In thousands)
Balance at December 31, 2012	$ 37,882	$ 2,911	$ -
Total net gains for the year included in:
Net (loss) income	2,690	(2,033)	-
Other comprehensive income	-	-	-
Additions	14,090	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at December 31, 2013	$ 54,662	$ 878	$ -
Net unrealized (losses) gains included in net income for the
year relating to assets and liabilities held at December 31, 2013	$ 8,943	$ (2,033)	$ -

The Company had no purchases or settlements during 2014 and 2013.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013:

	December 31, 2014
					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
Assets:	(In thousands)
Impaired loans	-	-	28,101	28,101	(1,519)
Other real estate owned	-	-	33,984	33,984	(11,974)

	December 31, 2013
					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
Assets:	(In thousands)
Loans held for sale	$ -	$ 69,593	$ -	$ 69,593	$ -
Impaired loans	-	-	54,943	54,943	(4,146)
Other real estate owned	-	-	69,338	69,338	(17,963)

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

Lending Commitments.  The Company’s lending commitments are negotiated at prevailing market rates and are relatively short-term in nature.  As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time.  Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements.  The Company’s lending commitments are classified as Level 2.  The Company’s off-balance sheet commitments, including letters of credit, which totaled $101.3 million at December 31, 2014, are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.  See Note 24, Commitments and Contingent Liabilities, for additional information regarding lending commitments.

The following table presents carrying and fair value information of financial instruments at December 31, 2014 and 2013:

	2014		2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:	(In thousands)
Cash and due from banks	$ 204,231	$ 204,231	$ 208,961	$ 208,961
Interest bearing deposits with other banks	153,019	153,019	319,462	319,462
Available for sale securities	2,156,927	2,156,927	2,466,989	2,466,989
Net loans and leases	9,570,493	10,066,945	8,804,779	9,059,171
Loans held for sale	141,015	141,015	69,593	70,063

Liabilities:
Noninterest bearing deposits	2,778,686	2,778,686	2,644,592	2,644,592
Savings and interest bearing deposits	6,200,017	6,200,017	5,816,580	5,816,580
Other time deposits	1,993,636	2,005,023	2,312,664	2,332,380
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	391,666	391,743	421,028	414,238
Long-term debt and other borrowings	101,372	106,218	113,201	112,721

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	(1,163)	(1,163)	654	654
Commitments to fund fixed rate
mortgage loans	2,137	2,137	567	567
Interest rate swap position to receive	21,653	21,653	28,907	28,907
Interest rate swap position to pay	(22,004)	(22,004)	(29,249)	(29,249)

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

FASB ASC 718 requires that compensation expense be measured using estimates of fair value of all stock-based awards.  Compensation expense arising from stock options that has been charged against income for the Plans was approximately $843,000,  $1.3 million and $1.9 million for 2014, 2013 and 2012, respectively.  As of December 31, 2014, there was approximately $22,000 of total unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over the remaining vesting period of non-vested stock options.

In January 2012, the Company granted stock options to purchase 338,681 shares of the Company’s common stock to its employees under the Long-Term Equity Incentive Plan.  These stock options have a contractual life of seven years and vest over a one, two or three-year service period.  No stock options were granted during 2014 or 2013.  The following tables present the stock option activity under the Plans as of December 31, 2014, 2013 and 2012 and changes during the years then ended:

	2014
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	(In thousands)
Options
Outstanding at January 1, 2014	1,884,318	$ 19.69
Exercised	(662,721)	17.32
Cancelled or forfeited	(19,500)	20.26
Expired	(145,120)	23.26
Outstanding at December 31, 2014	1,056,977	$ 20.67	1.8	$ 2,672

Exercisable at December 31, 2014	977,491	$ 21.38	1.7	$ 1,831

	2013
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	(In thousands)
Options
Outstanding at January 1, 2013	2,764,854	$ 20.58
Exercised	(64,000)	15.97
Cancelled or forfeited	(509,236)	22.67
Expired	(307,300)	23.60
Outstanding at December 31, 2013	1,884,318	$ 19.69	2.7	$ 10,806

Exercisable at December 31, 2013	1,715,431	$ 20.45	2.5	$ 8,528

	2012
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	(In thousands)
Options
Outstanding at January 1, 2012	2,714,023	$ 21.72
Granted	338,681	11.93
Exercised	(6,333)	12.94
Cancelled or forfeited	(174,183)	22.04
Expired	(107,334)	20.03
Outstanding at December 31, 2012	2,764,854	$ 20.58	3.1	$ 1,374

Exercisable at December 31, 2012	2,306,860	$ 22.23	2.6	$ 1,332

The following table presents the status of the Company’s nonvested options as of December 31, 2014 and changes during the year then ended:

		Weighted-	Weighted-
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Nonvested Options
Outstanding at January 1, 2014	168,887	$ 11.93	$ 4.16
Granted	-	-	-
Vested	(84,401)	12.81	4.16
Forfeited or cancelled	(5,000)	11.93	4.15
Outstanding at December 31, 2014	79,486	$ 11.93	$ 4.16

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

The weighted-average grant-date fair value of stock options granted during 2012 was $4.16.  The intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $4.6 million, approximately $289,000 and approximately $9,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding			Options exercisable
Range of	Number	Weighted-Avg	Weighted-Avg	Number	Weighted-Avg
Exercise Prices	Outstanding	Remaining Life (years)	Exercise Price	Exercisable	Exercise Price

$10.07 to $13.25	256,493	3.6	$ 12.40	177,007	$ 12.61
$17.10 to $22.97	322,534	1.7	22.27	322,534	22.27
$23.19 to $24.03	143,000	1.0	23.19	143,000	23.19
$24.27 to $25.31	334,950	1.0	24.39	334,950	24.39
$10.07 to $25.31	1,056,977	1.8	$ 20.67	977,491	$ 21.38

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

In March 2011, the Company granted 125,410 performance shares to employees for the two-year performance period from January 1, 2011 through December 31, 2012.  In January 2012, the Company granted 103,055 performance shares to employees for the two-year performance period from January 1, 2012 through December 31, 2013.  In January 2013, the Company granted 83,620 performance shares to employees for the two-year performance period from January 1, 2013 through December 31, 2014.  In January 2014, the Company granted 57,550 performance shares to employees for the two-year performance period from January 1, 2014 through December 31, 2015.  All of these performance shares vest over a three-year period and are valued at the fair value of the Company’s stock at the grant date based upon the estimated number of shares expected to vest.  Compensation expense of approximately $193,000 and $659,000 was recognized in 2013 and 2012, respectively, related to the 2011 grant of performance shares.  Compensation expense of approximately $153,000, $650,000 and $731,000 was recognized in 2014, 2013 and 2012, respectively, related to the 2012 grant of performance shares.  Compensation expense of approximately $477,000 and $801,000 was recognized in 2014 and 2013, respectively, related to the 2013 grant of performance shares.  Compensation expense of approximately $500,000 was recognized in 2014 related to the 2014 grant of performance shares.

In May 2012, the Company awarded 7,500 restricted stock units covering 7,500 shares of Company common stock to its directors with the shares of stock covered by this award issued to the directors in May 2013.  In May 2013, the Company awarded 7,500 restricted stock units covering 7,500 shares of Company common stock to its directors with the shares of stock covered by this award issued to the directors in May 2014.  In May 2014 the Company awarded 19,500 restricted stock units covering 19,500 shares of Company common stock to its directors with the shares of stock covered by the award to be issued to the directors in May 2015.  Compensation expense of approximately $330,000,  $140,000, and $67,000 was recognized in 2014, 2013, and 2012, respectively, related to the restricted stock units issued to the Company’s directors.

In June 2012, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 60,000 restricted stock units covering 60,000 shares of Company common stock to senior executives with the shares of stock covered by this award to be issued to the senior executives equally beginning in June 2013 over a five-year period.  Compensation expense of approximately $180,000,  $311,000 and $199,000 was recognized in 2014, 2013 and 2012 related to the restricted stock units issued to the Company’s senior executives.

In November 2012, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 24,083 shares of restricted stock to a senior executive with the shares of stock covered by this award to be issued to the senior executive in November 2017.  Compensation expense of approximately $63,000 and $68,000 was recorded in 2014 and 2013, respectively, related to the restricted stock issued to the Company’s senior executive.  Also in November 2012, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 88,232 shares of restricted stock to a senior executive, with the shares of stock covered by this award to be issued to the senior executive in January 2015.  Compensation expense of approximately $554,000 and $600,000 was recorded in 2014 and 2013, respectively, related to the restricted stock issued to the Company’s senior executive.

In March 2013, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 582,500 shares of restricted stock to employees, with the shares of stock covered by this award to be issued to employees in May 2018.  Compensation expense of $1.7 million and $1.4 million was recorded in 2014 and 2013, respectively, related to the restricted stock issued to the Company’s employees.  Also in March 2013, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 21,341 shares of restricted stock to a senior executive with the shares of stock covered by this award to be issued to the senior executive equally beginning in March 2014 over a three-year period.  Compensation expense of approximately $97,000, and $160,000 was recorded in 2014 and 2013, respectively, related to the restricted stock issued to the Company’s senior executive.

In 2014, at various dates, pursuant to the Long-term Equity Incentive Plan, the Company awarded a total of 338,350 shares of restricted stock to employees with 64,500 shares vesting in February 2015, 51,500 vesting in February 2018, 196,100 vesting in May 2019 and 26,250 vesting in May 2020.  Compensation expense of $2.2 million was recorded in 2014 related to these 2014 restricted stock awards issued to the Company’s employees.

As of December 31, 2014, there was $11.6 million of unrecognized compensation cost related to unvested restricted stock compensation that is expected to be recognized over a weighted average period of 4.0 years.

(17) EARNINGS PER SHARE AND DIVIDEND DATA

Basic earnings per share (“EPS”) are calculated using the two-class method.  The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic EPS.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase approximately 67,000,  1.2 million and 2.9 million shares of Company common stock with a weighted average exercise price of $24.89,  $23.81 and $20.64 per share for 2014, 2013 and 2012, respectively, were excluded from diluted shares.  There were no antidilutive other equity awards for 2014, 2013 and

2012.  The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2014, 2013 and 2012:

	2014
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:	(In thousands, except per share amounts)
Income available to common shareholders	$ 116,750	95,973	$ 1.22
Effect of dilutive stock options	-	329

Diluted EPS:
Income available to common shareholders
plus assumed exercise	$ 116,750	96,302	$ 1.21

	2013
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:	(In thousands, except per share amounts)
Income available to common shareholders	$ 94,115	95,048	$ 0.99
Effect of dilutive stock options	-	284

Diluted EPS:
Income available to common shareholders
plus assumed exercise	$ 94,115	95,332	$ 0.99

	2012
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:	(In thousands, except per share amounts)
Income available to common shareholders	$ 84,295	93,774	$ 0.90
Effect of dilutive stock options	-	90

Diluted EPS:
Income available to common shareholders
plus assumed exercise	$ 84,295	93,864	$ 0.90

Dividends to shareholders are paid from dividends paid to the Company by the Bank which are subject to approval by the applicable state regulatory authority.

(18) OTHER COMPREHENSIVE INCOME

The following tables present the components of other comprehensive income (loss) and the related tax effects allocated to each component for the years ended December 31, 2014, 2013 and 2012:

2014
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
(In thousands)
Net unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during
holding period	$ 26,016	$ (9,965)	$ 16,051
Reclassification adjustment for net (gains) losses
realized in net income (1)	(37)	14	(23)
Recognized employee benefit plan net
periodic benefit cost (2)	(48,187)	18,432	(29,755)
Other comprehensive loss	$ (22,208)	$ 8,481	$ (13,727)

2013
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
(In thousands)
Net unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during
holding period	$ (61,640)	$ 23,603	$ (38,037)
Reclassification adjustment for net (gains) losses
realized in net income (1)	(46)	18	(28)
Recognized employee benefit plan net
periodic benefit cost (2)	27,128	(10,376)	16,752
Other comprehensive loss	$ (34,558)	$ 13,245	$ (21,313)

2012
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
(In thousands)
Net unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during
holding period	$ 3,043	$ (1,171)	$ 1,872
Reclassification adjustment for net (gains) losses
realized in net income (1)	(442)	169	(273)
Recognized employee benefit plan net
periodic benefit cost (2)	(12,930)	4,946	(7,984)
Other comprehensive loss	$ (10,329)	$ 3,944	$ (6,385)

(1)	Reclassification adjustments for net gains on available-for-sale securities are reported as security gains, net on the consolidated statement of income.
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

Amount
(In thousands)
Loans outstanding at December 31, 2013	$ 34,616
New loans	68,915
Repayments	(33,931)
Changes in directors and executive officers	(42,351)
Loans outstanding at December 31, 2014	$ 27,249

(20) MORTGAGE SERVICING RIGHTS

MSRs, which are recognized as a separate asset on the date the corresponding mortgage loan is sold, are recorded at fair value as determined at each accounting period end.  An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Data and assumptions used in the fair value calculation related to MSRs as of December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(Dollars in thousands)
Unpaid principal balance	$ 5,686,756	$ 5,577,325	$ 5,058,912
Weighted-average prepayment speed (CPR)	11.6	10.3	17.1
Discount rate (annual percentage)	9.8	10.3	10.8
Weighted-average coupon interest rate (percentage)	4.1	4.2	4.4
Weighted-average remaining maturity (months)	314.0	310.0	307.0
Weighted-average servicing fee (basis points)	26.5	26.6	27.1

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

The Company has one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the years indicated:

	2014	2013
	(In thousands)
Fair value at beginning of year	$ 54,662	$ 37,882
Additions:
Origination of servicing assets	8,878	14,090
Changes in fair value:
Due to payoffs/paydowns	(5,793)	(6,244)
Due to change in valuation inputs or assumptions
used in the valuation model	(6,444)	8,943
Other changes in fair value	(7)	(9)
Fair value at end of year	$ 51,296	$ 54,662

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $15.2 million, $14.6 million and $13.0 million and late and other ancillary fees of $1.2 million, $1.4 million and $1.4 million in 2014, 2013, and 2012, respectively.

(21)  REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors.  Quantitative measures established by the Board of Governors of the Federal Reserve to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios).  All banking companies are required to have core capital (“Tier 1”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier 1 leverage ratio of 4% of adjusted average assets.  The regulations also define well capitalized levels of Tier 1, total capital and Tier 1 leverage as 6%,  10% and 5%, respectively.  The Company and the Bank had Tier 1, total capital and Tier 1 leverage above the well capitalized levels at December 31, 2014 and 2013, respectively, as set forth in the following table:

	2014		2013
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 capital (to risk-weighted assets)
BancorpSouth, Inc.	$ 1,351,807	13.27%	$ 1,255,244	12.99%
BancorpSouth Bank	1,298,449	12.76	1,237,716	12.83
Total capital (to risk-weighted assets)
BancorpSouth, Inc.	1,479,791	14.52	1,376,752	14.25
BancorpSouth Bank	1,426,433	14.02	1,359,195	14.09
Tier 1 leverage capital (to average assets)
BancorpSouth, Inc.	1,351,807	10.55	1,255,244	9.93
BancorpSouth Bank	1,298,449	10.17	1,237,716	9.81

(22)  SEGMENTS

The Company is a financial holding company with subsidiaries engaged in the business of banking and activities closely related to banking.  The Company determines reportable segments based upon the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services.  The Company’s primary segment is Community Banking, which includes providing a full range of deposit products, commercial loans and consumer loans.  The Company has also designated two additional reportable segments - Insurance Agencies and General Corporate and Other.  The Company’s insurance agencies serve as agents in the sale of commercial lines of insurance and full lines of property and casualty, life, health and employee benefits products and services.  The General Corporate and Other operating segment includes mortgage lending, trust services, credit card activities, investment services and other activities not allocated to  the Community Banking or Insurance Agencies operating segments.  While the net income of the Community Banking operating segment remained consistent in 2014 compared to 2013, the increased net income of the Community Banking operating segment in 2013 compared to 2012 was primarily related to the corresponding decrease in the provision for credit losses. The increased net income of the General Corporate and Other operating segment in 2014 was primarily related to the decrease in noninterest expenses, such as voluntary early retirement expense and write-off of bond issue cost. The decreased net income of the General Corporate and Other operating segment in 2013 was primarily related to the decrease in mortgage lending revenue, as well as the voluntary early retirement opportunity expense recorded in 2013.

Results of operations and selected financial information by operating segment for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Community Banking	Insurance Agencies	General Corporate and Other	Total
2014	(In thousands)
Results of Operations
Net interest revenue	$ 381,604	$ 117	$ 34,941	$ 416,662
Provision for credit losses	(4,757)	-	4,757	-
Net interest income after provision
for credit losses	386,361	117	30,184	416,662
Noninterest revenue	100,678	115,541	52,927	269,146
Noninterest expense	336,341	97,620	84,445	518,406
Income (loss) before income taxes	150,698	18,038	(1,334)	167,402
Income tax expense (benefit)	48,072	7,255	(4,675)	50,652
Net income (loss)	$ 102,626	$ 10,783	$ 3,341	$ 116,750
Selected Financial Information
Total assets	$ 9,820,238	$ 188,920	$ 3,317,211	$ 13,326,369
Depreciation and amortization	24,061	5,257	2,397	31,715

	Community Banking	Insurance Agencies	General Corporate and Other	Total
2013	(In thousands)
Results of Operations
Net interest revenue	$ 372,629	$ 165	$ 26,155	$ 398,949
Provision for credit losses	5,824	-	1,676	7,500
Net interest income after provision
for credit losses	366,805	165	24,479	391,449
Noninterest revenue	108,507	99,103	67,456	275,066
Noninterest expense	324,513	86,557	123,779	534,849
Income (loss) before income taxes	150,799	12,711	(31,844)	131,666
Income tax expense (benefit)	47,454	5,175	(15,078)	37,551
Net income (loss)	$ 103,345	$ 7,536	$ (16,766)	$ 94,115
Selected Financial Information
Total assets	$ 9,809,428	$ 187,424	$ 3,032,881	$ 13,029,733
Depreciation and amortization	22,912	3,655	2,956	29,523

	Community Banking	Insurance Agencies	General Corporate and Other	Total
2012	(In thousands)
Results of Operations
Net interest revenue	$ 389,466	$ 270	$ 24,855	$ 414,591
Provision for credit losses	25,482	-	2,518	28,000
Net interest income after provision
for credit losses	363,984	270	22,337	386,591
Noninterest revenue	113,613	90,045	76,491	280,149
Noninterest expense	351,378	78,799	119,016	549,193
Income (loss) before income taxes	126,219	11,516	(20,188)	117,547
Income tax expense (benefit)	39,777	4,682	(11,207)	33,252
Net income	$ 86,442	$ 6,834	$ (8,981)	$ 84,295
Selected Financial Information
Total assets	$ 10,232,036	$ 173,832	$ 2,991,330	$ 13,397,198
Depreciation and amortization	23,773	3,616	3,553	30,942

(23)  DERIVATIVE INSTRUMENTS

The derivative instruments held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual, fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At December 31, 2014, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $155.8 million, with a carrying value and fair value reflecting a loss of $1.2 million.  At December 31, 2013, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $90.2 million, with a carrying value and fair value reflecting a gain of approximately $654,000.  At December 31, 2014, the notional amount of commitments to fund individual fixed-rate mortgage loans was $85.2 million, with a carrying value and fair value reflecting a gain of $2.1 million.  At December 31, 2013, the notional amount of commitments to fund individual fixed-rate mortgage loans was $55.4 million, with a carrying value and fair value reflecting a gain of approximately $567,000.

The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of December 31, 2014, the notional amount of customer related derivative financial instruments was $324.2 million, with an average maturity of 49.5 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.  As of December 31, 2013, the notional amount of customer related derivative financial instruments was $412.9 million, with an average maturity of 54.7 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.

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

The following table presents components of financial instruments eligible for offsetting for the periods indicated:

	December 31, 2014
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 2,177	$ -	$ 2,177	$ -	$ -	$ 2,177
Loan/lease interest rate swaps	22,004	-	22,004	-	-	22,004
Total financial assets	$ 24,181	$ -	$ 24,181	$ -	$ -	$ 24,181

Financial liabilities:
Derivatives:
Forward commitments	$ 1,203	$ -	$ 1,203	$ -	$ -	$ 1,203
Loan/lease interest rate swaps	22,004	-	22,004	-	(22,004)	-
Repurchase arrangements	388,166	-	388,166	(388,166)	-	-
Total financial liabilities	$ 411,373	$ -	$ 411,373	$ (388,166)	$ (22,004)	$ 1,203

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

(24)  COMMITMENTS AND CONTINGENT LIABILITIES

Leases

Rent expense was $7.9 million for 2014, $7.4 million for 2013 and $7.2 million for 2012. Future minimum lease payments for the following five years for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2014:

Amount
(In thousands)
2015	$ 5,141
2016	3,887
2017	2,774
2018	1,225
2019	664
Thereafter	3,781
Total future minimum lease payments	$ 17,472

Mortgage Loans Serviced for Others

The Company services mortgage loans for others that are not included as assets in the Company’s accompanying consolidated financial statements. Included in the $5.7 billion of loans serviced for investors at December 31, 2014 was $1.2 million of primary recourse servicing pursuant to which the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company's exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral, which consists of single family residences and either federal or private mortgage insurance.

Lending Commitments

In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets.  As of December 31, 2014, these included $101.3 million for letters of credit and $2.3 billion for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements.  The Company did not realize significant credit losses from these commitments and arrangements during the years ended December 31, 2014, 2013 and 2012.

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $11.2  million accrued  as of December 31, 2014 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results.  The plaintiff is seeking to recover alleged damages in an unspecified amount and equitable and/or injunctive relief, and attorney’s fees. A motion to dismiss filed by the defendants was granted by the Court on January 5, 2015, and the plaintiff filed a notice of appeal of that decision on February 2, 2015.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

On July 31, 2014, the Company and its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint has subsequently been amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made materially false and misleading statements regarding the Company’s procedures, systems and process related to certain of its compliance programs.  The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper.  No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

Other

In 2014, the CFPB issued a series of inter-related Civil Investigative Demands to the Bank seeking documents and information regarding the Bank’s fair lending program. The United States Department of Justice (the “DOJ”) also initiated a related investigation of the Bank pursuant to which it has requested the same documents and information. We have voluntarily provided documents and other information to, and are cooperating with each of, the CFPB and the DOJ with regard to these investigations.

The Bank has since received notification from the CFPB that the staff of the CFPB is considering whether to recommend to the CFPB’s Office of Enforcement public enforcement action against the Bank and a referral to the DOJ for alleged violations of the Equal Credit Opportunity Act of 1974. We have timely responded to the CFPB as to why the

Bank believes that (i) the practices of its fair lending program are lawful, and (ii) the CFPB should not commence enforcement action against the Bank.  A copy of the response was also sent to the DOJ.

If the CFPB and/or the DOJ determine to bring public enforcement actions, such actions could include demands for civil money penalties and/or assessments, changes to certain of the Bank’s business practices and/or compliance programs, enhanced monitoring and/or customer restitution. The Company and the Bank are unable at this time to determine the terms on which these investigations will be resolved or the timing of such resolution or to estimate reliably the amounts, or range of possible amounts, of any fines, penalties and/or restitution if enforcement action is taken against the Bank.  If, however, the CFPB and/or the DOJ do bring public enforcement actions, the resolution of such actions could have a materially adverse effect upon the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations during the period in which any such action would be resolved.

(25) CONDENSED PARENT COMPANY INFORMATION

The following condensed financial information reflects the accounts and transactions of the Company (excluding its subsidiaries) at the dates and for the years indicated:

Condensed Balance Sheets	December 31,
	2014	2013
Assets:	(In thousands)
Cash on deposit with subsidiary bank	$ 93,270	$ 56,751
Investment in subsidiaries	1,576,708	1,527,137
Other assets	10,404	11,525
Total assets	$ 1,680,382	$ 1,595,413

Liabilities and shareholders' equity:
Total liabilities	$ 74,323	$ 82,283
Shareholders' equity	1,606,059	1,513,130
Total liabilities and shareholders' equity	$ 1,680,382	$ 1,595,413

	Year Ended December 31,
Condensed Statements of Income	2014	2013	2012
	(In thousands)
Dividends from subsidiaries	$ 60,000	$ 35,000	$ -
Other operating income	585	1,775	1,253
Total income	60,585	36,775	1,253

Operating expenses	6,867	15,033	16,931
Income (loss) before tax benefit and equity in undistributed earnings	53,718	21,742	(15,678)
Income tax benefit	2,420	5,860	5,732
Income (loss) before equity in undistributed earnings
of subsidiaries	56,138	27,602	(9,946)
Equity in undistributed earnings of subsidiaries	60,612	66,513	94,241
Net income	$ 116,750	$ 94,115	$ 84,295

	Year Ended December 31,
Condensed Statements of Cash Flows	2014	2013	2012
	(In thousands)
Operating activities:
Net income	$ 116,750	$ 94,115	$ 84,295
Adjustments to reconcile net income
to net cash provided by (used in) operating activities	(61,862)	(62,419)	(95,231)
Net cash provided by (used in) operating activities	54,888	31,696	(10,936)
Financing activities:
Cash dividends	(23,983)	(11,383)	(3,778)
Redemption of junior subordinated debt	(8,248)	(128,866)	-
Advance of long-term debt	8,000	50,000	-
Repayment of long-term debt	(8,066)	(1,786)	-
Common stock transactions, net	13,928	2,696	112,008
Net cash (used in) provided by financing activities	(18,369)	(89,339)	108,230
Increase (decrease) in cash and cash equivalents	36,519	(57,643)	97,294
Cash and cash equivalents at beginning of year	56,751	114,394	17,100
Cash and cash equivalents at end of year	$ 93,270	$ 56,751	$ 114,394

(26) OTHER NONINTEREST INCOME AND EXPENSE

The following table details other noninterest income for the three years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(In thousands)
Bank-owned life insurance	8,848	8,314	8,074
Other miscellaneous income	13,292	15,153	15,122
Total other noninterest income	$ 22,140	$ 23,467	$ 23,196

The following table details other noninterest expense for the three years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(In thousands)
Advertising	$ 4,388	$ 4,558	$ 4,869
Foreclosed property expense	17,071	11,728	39,406
Telecommunications	8,720	8,481	8,515
Public relations	3,399	4,258	5,434
Data processing	11,144	10,962	10,234
Computer software	10,525	8,496	7,476
Amortization of intangibles	4,443	2,979	3,222
Legal expenses	9,822	20,426	9,334
Merger expense	1,761	-	-
Postage and shipping	4,745	4,369	4,465
Other miscellaneous expense	68,108	66,801	71,994
Total other noninterest expense	$ 144,126	$ 143,058	$ 164,949

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Report.    The Company’s independent registered public accounting firm reported on the effectiveness of internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s report are included with the Company’s 2014 consolidated financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

In 2014, the CFPB issued a series of inter-related Civil Investigative Demands to the Bank seeking documents and information regarding the Bank’s fair lending program. The United States Department of Justice (the “DOJ”) also initiated a related investigation of the Bank pursuant to which it has requested the same documents and information. We have voluntarily provided documents and other information to, and are cooperating with each of, the CFPB and the DOJ with regard to these investigations.

The Bank has since received notification from the CFPB that the staff of the CFPB is considering whether to recommend to the CFPB’s Office of Enforcement public enforcement action against the Bank and a referral to the DOJ for alleged violations of the Equal Credit Opportunity Act of 1974. We have responded to the CFPB as to why the Bank believes that (i) the practices of its fair lending program are lawful, and (ii) the CFPB should not commence enforcement action against the Bank.

If the CFPB and/or the DOJ determine to bring public enforcement actions, such actions could include demands for civil money penalties and/or assessments, changes to certain of the Bank’s business practices and/or compliance programs, enhanced monitoring and/or customer restitution. The Company and the Bank are unable at this time to determine the terms on which these investigations will be resolved or the timing of such resolution or to estimate reliably the amounts, or range of possible amounts, of any fines, penalties and/or restitution if enforcement action is taken against the Bank.  If, however, the CFPB and/or the DOJ do bring public enforcement actions, the resolution of such actions could have a materially adverse effect upon the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations during the period in which any such action would be resolved.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning the directors and nominees of the Company appears under the caption “Proposal 1:  Election of Directors” in the Company's definitive Proxy Statement for its 2015 annual meeting of shareholders, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Report.

AUDIT COMMITTEE FINANCIAL EXPERT

Information regarding audit committee financial experts serving on the Audit Committee of the Company’s Board of Directors appears under the caption “Corporate Governance - Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2015 annual meeting of shareholders, and is incorporated herein by reference.

IDENTIFICATION OF THE AUDIT COMMITTEE

Information regarding the Audit Committee and the identification of its members appears under the caption “Corporate Governance - Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2015 annual meeting of shareholders, and is incorporated herein by reference.  In establishing the Audit Committee’s compliance with Rule 10A-3 under the Exchange Act, each member of the Company’s Audit Committee is relying upon the exemption provided by Rule 10A-3(b)(1)(iv)(B) of the Exchange Act because each member of the Audit Committee is also a member of the Bank’s Board of Directors.

MATERIAL CHANGES TO PROCEDURES BY WHICH SECURITY HOLDERS MAY RECOMMEND NOMINEES

The Company has not made any material changes to the procedures by which its shareholders may recommend nominees to the Company’s Board of Directors since the date of the Company’s definitive Proxy Statement for its 2014  annual meeting of shareholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information regarding the Section 16(a) beneficial ownership compliance of each of the Company’s directors and executive officers or each person who owns more than 10% of the outstanding shares of the Company’s common stock appears under the caption “General Information - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2015 annual meeting of shareholders, and is incorporated herein by reference.

CERTAIN CORPORATE GOVERNANCE DOCUMENTS

The Company has adopted a code of business conduct and ethics that applies to its directors, chief executive officer, chief financial officer, other officers, other financial reporting persons and employees.  The Company has also adopted Corporate Governance Principles for its Board of Directors.  These documents, as well as the charters of the Audit Committee, Executive Compensation and Stock Incentive Committee and Nominating Committee of the Board of Directors, are available on the Company’s website at www.bancorpsouth.com on the Investors Relations webpage under the captions “Corporate Information - Governance Documents” and “- Committee Charting,” or shareholders may request a free copy of these documents from:

BancorpSouth, Inc.

Corporate Secretary

One Mississippi Plaza

201 South Spring Street

Tupelo, Mississippi 38804

(662) 680-2000

The Company intends to disclose any amendments to its code of business conduct and ethics and any waiver from a provision of the code, as required by the SEC, on the Company’s website within four business days following such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION.

This information appears under the captions “Executive Compensation,”   “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation and Stock Incentive Committee Report” in the Company's definitive Proxy Statement for its 2015 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding the security ownership of certain beneficial owners and directors, nominees and executive officers of the Company appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for its 2015 annual meeting of shareholders, and is incorporated herein by reference.

The following table provides information as of December 31, 2014 with respect to compensation plans (including individual compensation arrangements) under which shares of Company common stock are authorized for issuance:

	Number of Securities		Number of Securities
	to be Issued upon	Weighted-Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance under
	Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans(1)
Equity compensation plans
approved by shareholders (2)	1,054,768	$ 20.68	3,456,333
Equity compensation plans not
approved by shareholders	2,209	14.72	514,254
Total	1,056,977	$ 19.69	3,970,587

(1)	Excludes shares to be issued upon exercise of outstanding options.
(2)

Excludes 1,051,942 restricted shares that were unvested, 54,000 restricted stock units that were unvested and 355,380 performance shares that were unearned as of December 31, 2014.  Equity compensation plans approved by shareholders include the BancorpSouth, Inc. Director Stock Plan, the BancorpSouth, Inc. Executive Performance Incentive Plan, as amended, the BancorpSouth, Inc. Long-Term Equity Incentive Plan, as amended, and the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-employee Directors, as amended.

(3)

Equity compensation plans not approved by shareholders include the BancorpSouth, Inc. 1998 Stock Option Plan, as amended, and the plan assumed in connection with the merger of Business Holding Corporation, which was effective December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions with management and others appears under the caption “Certain Relationships and Related Transactions” in the Company's definitive Proxy Statement for its 2015 annual meeting of shareholders, and is incorporated herein by reference.  Information regarding director independence appears under the caption “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement for its 2015 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding accountant fees and services appears under the caption “Proposal 2:  Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its 2015 annual meeting of shareholders, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:
	1	Consolidated Financial Statements: See “Item 8. Financial Statements and Supplementary Data.”

	2	Consolidated Financial Statement Schedules:
All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

	3	Exhibits:
		(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (26) (32)
			(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. And Central Community Corporation. (27)
		(3)	(a)	Restated Articles of Incorporation, as amended. (1)
			(b)	Bylaws, as amended and restated. (2)
			(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
			(d)	Amendment No. 2 to Amended and Restated Bylaws (4)
			(e)	Amendment No. 3 to Amended and Restated Bylaws (4)
		(4)	(a)	Specimen Common Stock Certificate. (5)
(b)

Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

		(10)	(a)	BancorpSouth, Inc. Supplemental Executive Retirement Plan, as amended and restated. (6)(32)
			(b)	Amendment to BancorpSouth, Inc. Supplemental Executive Retirement Plan. (7)(33)
			(c)	BancorpSouth, Inc. Amended and Restated Long-Term Equity Incentive Plan. (8)(33)
			(d)	Amendment to BancorpSouth, Inc. Amended and Restated Long-Term Equity Incentive Plan.*(31)(32)
			(e)	BancorpSouth, Inc. Amended and Restated Executive Performance Incentive Plan. (9)(33)
			(f)	Form of Performance Share Award Agreement. (10)(33)
			(g)	Form of Restricted Stock Agreement. (9)(33)
			(h)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (8)(33)

	(i)	BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (11)(32)
	(j)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors (12)(32)
	(k)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Director’s.*(31)(32)
	(l)	BancorpSouth, Inc. 1998 Stock Option Plan (13)(33)
	(m)	Amendment to the BancorpSouth, Inc. 1998 Stock Option Plan (14)(33)
	(n)	BancorpSouth, Inc. Restoration Plan, as amended and restated. (6)(33)
	(o)	BancorpSouth, Inc. Amended and Restated Deferred Compensation Plan. (6)(33)
	(p)	BancorpSouth, Inc. Home Office Incentive Plan. (15)(33)
	(q)	Description of Dividend Reinvestment Plan. (16)(33)
	(r)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (17)(33)
	(s)	Executive Employment Agreement with James D. Rollins III. (8)(33)
	(t)	Amendment to Executive Employment Agreement with James D. Rollins III. (9)(33)
	(u)	Restricted Stock Agreement with James D. Rollins III. (9)(33)
	(v)	BancorpSouth, Inc. Long-Term Equity Incentive Plan Restricted Stock Award Agreement with James D. Rollins. (33)
	(w)	Form of BancorpSouth, Inc. Change in Control Agreement. (18)(33)
	(x)	Form of Amendment to BancorpSouth, Inc. Change in Control Agreement. (6)(33)
	(y)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (19)(33)
	(z)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (20)(33)
	(aa)	BancorpSouth, Inc. Change in Control Agreement for William L. Prater. (21)(33)
	(bb)	BancorpSouth, Inc. Change in Control Agreement for Gordon Lewis. (22)(33)
	(cc)	BancorpSouth, Inc. Change in Control Agreement for James D. Rollins III. (8)(33)
	(dd)	BancorpSouth, Inc. Change in Control Agreement for W. James Threadgill, Jr.(31)(33)
	(ee)	BancorpSouth, Inc Change in Control Agreement for Chris A. Bagley (28)(33)
	(ff)	BancorpSouth, Inc. 1994 Stock Incentive Plan, as amended and restated. (11)(33)
	(gg)	BancorpSouth, Inc. Deferred Directors’ Fee Unfunded Plan. (6)(33)
	(hh)	Premier Bancorp, Inc. 1998 Stock Option Plan. (23)(33)
	(ii)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (23)(33)
	(jj)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (23)(33)
	(kk)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (23)(33)
	(ll)	Salary Continuation Agreement with Gordon R. Lewis. (24)(33)
	(mm)	Retirement Agreement and Release with Larry Bateman. (9)(33)
	(nn)	Retirement and Noncompetition Agreement with Gordon R. Lewis. (30)(32)
	(oo)	Credit Agreement, dated as of August 8, 2013, among BancorpSouth, Inc., U.S. Bank National Association and First Tennessee Bank, National Association. (25)
	(pp)	Employment Details for Chris Bagley. *(33)
(11)		Statement re computation of per share earnings. *
(21)		Subsidiaries of the Registrant.*
(23)		Consent of Independent Registered Public Accounting Firm.*
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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Income for each of the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statement of Shareholders’ Equity for each of the years ended December 31, 2014, 2013, 2012, (v) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.*(34)

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(6)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (file number 1-12991) and incorporated by reference thereto.
(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2012 (file number 1-12991) and incorporated by reference thereto.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (file number 1-12991) and incorporated by reference thereto.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 1-12991) and incorporated by reference thereto.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.
(11)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (file number 1-12991) and incorporated by reference thereto.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 29, 2008 (file number 1-12991) and incorporated by reference thereto.
(13)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed on February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.
(14)	Filed as an exhibit to the Company’s registration statement on Form S-3 filed on March 13, 2007 (Registration No. 333-141250) and incorporated by reference thereto.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.
(16)	Filed as the Company’s prospectus pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.
(17)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.

(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.
(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 1-12991) and incorporated by reference thereto.
(20)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed on June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.
(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 25, 2009 (file number 1-12991) and incorporated by reference thereto.
(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (file number 1-12991) and incorporated by reference thereto.
(23)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.
(24)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (file number 1-12991) and incorporated by reference thereto.
(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 8, 2013 (file number 1-12991) and incorporated by reference thereto.
(26)	Filed as Annex A to the Company's registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233 and incorporated by reference thereto.
(27)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(28)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2014 (file number 1-12991) and incorporated by reference thereto.
(29)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on December 9, 2014 (file number 1-12991) and incorporated by reference thereto.
(30)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on December 9, 2014 (file number 1-12991) and incorporated by reference thereto.
(31)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (file number 1-12991) and incorporated by reference thereto.
(32)

The Schedule to the Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of such schedules to the SEC upon request.

(33)	Management contracts, compensatory plans or arrangements.
(34)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORPSOUTH, INC.

DATE: February 24, 2015	By: /s/James D. Rollins III
James D. Rollins III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chief Executive Officer (Principal
/s/James D. Rollins III	Executive Officer) and Director	February 24, 2015
James D. Rollins III

Treasurer and Chief Financial
Officer (Principal Financial
/s/William L. Prater	Officer)	February 24, 2015
William L. Prater

/s/ Gus J. Blass III	Director	February 24, 2015
Gus J. Blass III

/s/James E. Campbell III	Director	February 24, 2015
James E. Campbell III

/s/Hassell H. Franklin	Director	February 24, 2015
Hassell H. Franklin

/s/W. G. Holliman, Jr.	Director	February 24, 2015
W. G. Holliman, Jr.

/s/Warren A. Hood, Jr.	Director	February 24, 2015
Warren A. Hood, Jr.

/s/Keith J. Jackson	Director	February 24, 2015
Keith J. Jackson

/s/Larry G. Kirk	Director	February 24, 2015
Larry G. Kirk

/s/Turner O. Lashlee	Director	February 24, 2015
Turner O. Lashlee

/s/Guy W. Mitchell III	Director	February 24, 2015
Guy W. Mitchell III

/s/Robert C. Nolan	Director	February 24, 2015
Robert C. Nolan

/s/W. Cal Partee, Jr.	Director	February 24, 2015
W. Cal Partee, Jr.

/s/Alan W. Perry	Director	February 24, 2015
Alan W. Perry

INDEX TO EXHIBITS

        Exhibit No.Description

(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (26) (32)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. And Central Community Corporation. (27)
(3)	(a)	Restated Articles of Incorporation, as amended. (1)
	(b)	Bylaws, as amended and restated. (2)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
	(d)	Amendment No. 2 to Amended and Restated Bylaws (4)
	(e)	Amendment No. 3 to Amended and Restated Bylaws (4)
(4)	(a)	Specimen Common Stock Certificate. (5)
(b)

Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10)	(a)	BancorpSouth, Inc. Supplemental Executive Retirement Plan, as amended and restated. (6)(32)
	(b)	Amendment to BancorpSouth, Inc. Supplemental Executive Retirement Plan. (7)(33)
	(c)	BancorpSouth, Inc. Amended and Restated Long-Term Equity Incentive Plan. (8)(33)
	(d)	Amendment to BancorpSouth, Inc. Amended and Restated Long-Term Equity Incentive Plan.*(31)(32)
	(e)	BancorpSouth, Inc. Amended and Restated Executive Performance Incentive Plan. (9)(33)
	(f)	Form of Performance Share Award Agreement. (10)(33)
	(g)	Form of Restricted Stock Agreement. (9)(33)
	(h)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (8)(33)
	(i)	BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (11)(32)
	(j)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors (12)(32)
	(k)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Director’s.*(31)(32)
	(l)	BancorpSouth, Inc. 1998 Stock Option Plan (13)(33)
	(m)	Amendment to the BancorpSouth, Inc. 1998 Stock Option Plan (14)(33)
	(n)	BancorpSouth, Inc. Restoration Plan, as amended and restated. (6)(33)
	(o)	BancorpSouth, Inc. Amended and Restated Deferred Compensation Plan. (6)(33)
	(p)	BancorpSouth, Inc. Home Office Incentive Plan. (15)(33)
	(q)	Description of Dividend Reinvestment Plan. (16)(33)
	(r)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (17)(33)
	(s)	Executive Employment Agreement with James D. Rollins III. (8)(33)
	(t)	Amendment to Executive Employment Agreement with James D. Rollins III. (9)(33)
	(u)	Restricted Stock Agreement with James D. Rollins III. (9)(33)
	(v)	BancorpSouth, Inc. Long-Term Equity Incentive Plan Restricted Stock Award Agreement with James D. Rollins. (33)
	(w)	Form of BancorpSouth, Inc. Change in Control Agreement. (18)(33)
	(x)	Form of Amendment to BancorpSouth, Inc. Change in Control Agreement. (6)(33)
	(y)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (19)(33)
	(z)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (20)(33)
	(aa)	BancorpSouth, Inc. Change in Control Agreement for William L. Prater. (21)(33)
	(bb)	BancorpSouth, Inc. Change in Control Agreement for Gordon Lewis. (22)(33)

		(cc)	BancorpSouth, Inc. Change in Control Agreement for James D. Rollins III. (8)(33)
		(dd)	BancorpSouth, Inc. Change in Control Agreement for W. James Threadgill, Jr.(31)(33)
		(ee)	BancorpSouth, Inc Change in Control Agreement for Chris A. Bagley (28)(33)
		(ff)	BancorpSouth, Inc. 1994 Stock Incentive Plan, as amended and restated. (11)(33)
		(gg)	BancorpSouth, Inc. Deferred Directors’ Fee Unfunded Plan. (6)(33)
		(hh)	Premier Bancorp, Inc. 1998 Stock Option Plan. (23)(33)
		(ii)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (23)(33)
		(jj)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (23)(33)
		(kk)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (23)(33)
		(ll)	Salary Continuation Agreement with Gordon R. Lewis. (24)(33)
		(mm)	Retirement Agreement and Release with Larry Bateman. (9)(33)
		(nn)	Retirement and Noncompetition Agreement with Gordon R. Lewis. (30)(32)
		(oo)	Credit Agreement, dated as of August 8, 2013, among BancorpSouth, Inc., U.S. Bank National Association and First Tennessee Bank, National Association. (25)
		(pp)	Employment Details for Chris Bagley. * (33)
	(11)		Statement re computation of per share earnings. *
	(21)		Subsidiaries of the Registrant.*
	(23)		Consent of Independent Registered Public Accounting Firm.*
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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Income for each of the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statement of Shareholders’ Equity for each of the years ended December 31, 2014, 2013, 2012, (v) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.*(34)

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (file number 1-12991) and incorporated by reference thereto.
(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2012 (file number 1-12991) and incorporated by reference thereto.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (file number 1-12991) and incorporated by reference thereto.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 1-12991) and incorporated by reference thereto.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.
(11)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (file number 1-12991) and incorporated by reference thereto.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 29, 2008 (file number 1-12991) and incorporated by reference thereto.
(13)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed on February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.
(14)	Filed as an exhibit to the Company’s registration statement on Form S-3 filed on March 13, 2007 (Registration No. 333-141250) and incorporated by reference thereto.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.
(16)	Filed as the Company’s prospectus pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.
(17)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.
(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 1-12991) and incorporated by reference thereto.
(20)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed on June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.
(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 25, 2009 (file number 1-12991) and incorporated by reference thereto.
(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (file number 1-12991) and incorporated by reference thereto.
(23)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.
(24)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (file number 1-12991) and incorporated by reference thereto.
(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 8, 2013 (file number 1-12991) and incorporated by reference thereto.
(26)	Filed as Annex A to the Company's registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233 and incorporated by reference thereto.
(27)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(28)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2014 (file number 1-12991) and incorporated by reference thereto.
(29)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on December 9, 2014 (file number 1-12991) and incorporated by reference thereto.

(30)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on December 9, 2014 (file number 1-12991) and incorporated by reference thereto.
(31)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (file number 1-12991) and incorporated by reference thereto.
(32)

The Schedule to the Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of such schedules to the SEC upon request.

(33)	Management contracts, compensatory plans or arrangements.
(34)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed or furnished herewith.