Form 10-Q
period 2015-03-31
BANCORPSOUTH INC
filed 2015-05-04
CIK 701853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________________________

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

 As of April 30, 2015, the registrant had outstanding 96,546,902 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

TABLE OF CONTENTS

PART I.	Financial Information		Page
	ITEM 1.	Financial Statements
		Consolidated Balance Sheets March 31, 2015 and 2014
		(Unaudited) and December 31, 2014	3
		Consolidated Statements of Income (Unaudited)
		Three Months ended March 31, 2015 and 2014	4
		Consolidated Statements of Comprehensive Income (Unaudited)
		Three Months ended March 31, 2015 and 2014	5
		Consolidated Statements of Cash Flows (Unaudited)
		Three Months Ended March 31, 2015 and 2014	6
		Notes to Consolidated Financial Statements (Unaudited)	7
	ITEM 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	39
	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	69
	ITEM 4.	Controls and Procedures	69

PART II.	Other Information
	ITEM 1.	Legal Proceedings	69
	ITEM 1A.	Risk Factors	71
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
	ITEM 5.	Other Information	71
	ITEM 6.	Exhibits	71

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
	2015	2014	2014
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$ 199,337	$ 204,231	$ 199,214
Interest bearing deposits with other banks	360,469	153,019	390,896
Available-for-sale securities, at fair value	2,194,373	2,156,927	2,426,758
Loans and leases	9,761,555	9,749,540	9,103,850
Less: Unearned income	34,585	36,604	35,474
Allowance for credit losses	136,660	142,443	149,704
Net loans and leases	9,590,310	9,570,493	8,918,672
Loans held for sale ($186,510 and $141,015 at fair value at March 31, 2015 and December 31, 2014, respectively)	186,510	141,015	62,867
Premises and equipment, net	305,335	304,943	314,367
Accrued interest receivable	42,933	41,985	42,666
Goodwill	291,498	291,498	286,800
Other identifiable intangibles	23,476	24,508	25,021
Bank-owned life insurance	246,148	247,076	240,077
Other real estate owned	27,889	33,984	63,595
Other assets	162,044	156,690	172,622
TOTAL ASSETS	$ 13,630,322	$ 13,326,369	$ 13,143,555

LIABILITIES
Deposits:
Demand: Noninterest bearing	$ 2,914,949	$ 2,778,686	$ 2,725,042
Interest bearing	4,979,710	4,868,054	4,583,481
Savings	1,395,857	1,331,963	1,297,344
Other time	1,962,138	1,993,636	2,205,923
Total deposits	11,252,654	10,972,339	10,811,790
Federal funds purchased and securities
sold under agreement to repurchase	384,829	388,166	456,303
Short-term Federal Home Loan Bank borrowings
and other short-term borrowing	1,500	3,500	-
Accrued interest payable	3,371	3,400	4,050
Junior subordinated debt securities	23,198	23,198	23,198
Long-term debt	76,055	78,148	85,835
Other liabilities	243,507	251,559	207,703
TOTAL LIABILITIES	11,985,114	11,720,310	11,588,879

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 96,544,502
96,254,903 and 96,004,679 shares, respectively	241,361	240,637	240,012
Capital surplus	331,016	324,271	320,969
Accumulated other comprehensive loss	(37,033)	(43,686)	(22,060)
Retained earnings	1,109,864	1,084,837	1,015,755
TOTAL SHAREHOLDERS' EQUITY	1,645,208	1,606,059	1,554,676
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 13,630,322	$ 13,326,369	$ 13,143,555

(1)  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
	2015	2014

	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$ 102,135	$ 98,744
Deposits with other banks	236	276
Available-for-sale securities:
Taxable	6,844	7,547
Tax-exempt	3,377	3,715
Loans held for sale	905	317
Total interest revenue	113,497	110,599

INTEREST EXPENSE:
Deposits:
Interest bearing demand	2,183	1,920
Savings	412	391
Other time	4,007	5,890
Federal funds purchased and securities sold
under agreement to repurchase	82	78
Long-term debt	577	629
Junior subordinated debt	163	168
Total interest expense	7,424	9,076
Net interest revenue	106,073	101,523
Provision for credit losses	(5,000)	-
Net interest revenue, after provision for
credit losses	111,073	101,523

NONINTEREST REVENUE:
Mortgage lending	8,567	3,394
Credit card, debit card and merchant fees	8,539	7,843
Deposit service charges	11,252	12,536
Security gains (losses), net	14	(4)
Insurance commissions	33,493	31,599
Wealth management	6,210	5,916
Other	5,240	5,233
Total noninterest revenue	73,315	66,517

NONINTEREST EXPENSE:
Salaries and employee benefits	81,179	78,883
Occupancy, net of rental income	10,194	10,287
Equipment	3,974	4,499
Deposit insurance assessments	2,311	1,600
Other	39,275	31,438
Total noninterest expense	136,933	126,707
Income before income taxes	47,455	41,333
Income tax expense	15,189	12,889
Net income	$ 32,266	$ 28,444

Earnings per share: Basic	$ 0.33	$ 0.30
Diluted	$ 0.33	$ 0.30

Dividends declared per common share	$ 0.075	$ 0.05

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
	2015	2014

	(In thousands)
Net income	$ 32,266	$ 28,444

Other comprehensive income, net of tax
Unrealized gains on securities	5,543	7,443
Pension and other postretirement benefits	1,110	456
Other comprehensive income, net of tax	6,653	7,899
Comprehensive income	$ 38,919	$ 36,343

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
	March 31,
	2015	2014

	(In thousands)
Operating Activities:
Net income	$ 32,266	$ 28,444
Adjustment to reconcile net income to net
cash (used in) provided by operating activities:
Provision for credit losses	(5,000)	-
Depreciation and amortization	6,721	6,573
Deferred taxes	-	(1,939)
Amortization of intangibles	1,032	1,058
Amortization of debt securities premium and discount, net	3,332	3,399
Share-based compensation expense	1,645	487
Security (gains) losses, net	(14)	4
Net deferred loan origination expense	(1,523)	(1,610)
Excess tax benefit from exercise of stock options	521	1,154
(Increase) in interest receivable	(948)	(516)
Decrease in interest payable	(29)	(786)
Realized gain on mortgages sold	(9,124)	(6,444)
Proceeds from mortgages sold	269,213	157,303
Origination of mortgages held for sale	(311,115)	(146,494)
Loss on other real estate owned, net	1,394	2,297
Increase in bank-owned life insurance	(1,813)	(1,848)
Decrease in prepaid pension asset	-	1,415
Other, net	7,153	11,356
Net cash (used in) provided by operating activities	(6,289)	53,853
Investing activities:
Proceeds from calls and maturities of available-for-sale securities	75,917	145,202
Proceeds from sales of available-for-sale securities	1,110	-
Purchases of available-for-sale securities	(118,760)	(95,552)
Net increase in loans and leases	(16,098)	(117,138)
Purchases of premises and equipment	(7,384)	(5,698)
Proceeds from sale of premises and equipment	271	110
Purchase of bank-owned life insurance, net of proceeds from death benefits	2,742	1,206
Proceeds from sale of other real estate owned	7,391	8,157
Other, net	(6)	(6)
Net cash used in investing activities	(54,817)	(63,719)
Financing activities:
Net increase in deposits	280,315	37,954
Net increase (decrease) in short-term debt and other liabilities	(5,341)	35,271
Advances of long-term debt	-	8,000
Repayment of long-term debt	(2,093)	(3,879)
Redemption of junior subordinated debt	-	(8,248)
Issuance of common stock	825	8,944
Repurchase of common stock	(2,288)	(584)
Excess tax benefit from exercise of stock options	(521)	(1,154)
Payment of cash dividends	(7,235)	(4,751)
Net cash provided by financing activities	263,662	71,553

Increase in cash and cash equivalents	202,556	61,687
Cash and cash equivalents at beginning of period	357,250	528,423
Cash and cash equivalents at end of period	$ 559,806	$ 590,110

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.  Certain 2014 amounts have been reclassified to conform with the 2015 presentation.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, BancorpSouth Bank (the “Bank”) and Gumtree Wholesale Insurance Brokers, Inc., and the Bank’s wholly-owned subsidiaries, BancorpSouth Insurance Services, Inc., BancorpSouth Municipal Development Corporation and BancorpSouth Bank Securities Corporation.

NOTE 2 – LOANS AND LEASES

The Company’s loan and lease portfolio is disaggregated into the following segments:  commercial and industrial; real estate; credit card; and all other loans and leases.  The real estate segment is further disaggregated into the following classes:  consumer mortgages; home equity; agricultural; commercial and industrial-owner occupied; construction, acquisition and development; and commercial real estate.  A summary of gross loans and leases by segment and class as of the dates indicated follows:

	March 31,		December 31,
	2015	2014	2014

	(In thousands)

Commercial and industrial	$ 1,682,215	$ 1,589,234	$ 1,753,041
Real estate
Consumer mortgages	2,301,112	2,047,001	2,257,726
Home equity	538,042	498,283	531,374
Agricultural	236,898	229,602	239,616
Commercial and industrial-owner occupied	1,518,153	1,488,380	1,522,536
Construction, acquisition and development	892,730	748,027	853,623
Commercial real estate	1,993,473	1,847,983	1,961,977
Credit cards	106,287	105,988	113,426
All other	492,645	549,352	516,221
Total	$ 9,761,555	$ 9,103,850	$ 9,749,540

The following table shows the Company’s loans and leases, net of unearned income, as of March 31, 2015 by segment, class and geographical location:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 189,823	$ 208,990	$ 217,749	$ 555,594	$ 77,274	$ 135,672	$ 267,825	$ 23,439	$ 1,676,366
Real estate
Consumer mortgages	195,923	286,833	193,390	774,883	68,048	239,586	374,743	167,706	2,301,112
Home equity	74,805	37,890	56,275	212,510	21,507	125,541	8,063	1,451	538,042
Agricultural	6,515	71,542	29,253	70,036	2,725	12,567	44,260	-	236,898
Commercial and industrial-owner occupied	176,298	175,152	177,340	572,800	58,596	158,062	199,905	-	1,518,153
Construction, acquisition and development	128,479	91,070	87,238	287,700	22,758	141,940	113,706	19,839	892,730
Commercial real estate	288,445	336,170	247,765	486,219	201,241	179,111	204,190	50,332	1,993,473
Credit cards	-	-	-	-	-	-	-	106,287	106,287
All other	29,303	36,893	27,073	200,233	2,603	38,034	37,469	92,301	463,909
Total	$ 1,089,591	$ 1,244,540	$ 1,036,083	$ 3,159,975	$ 454,752	$ 1,030,513	$ 1,250,161	$ 461,355	$ 9,726,970

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

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at March 31, 2015 and December 31, 2014:

	March 31, 2015
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 2,112	$ 1,389	$ 834	$ 4,335	$ 1,672,031	$ 1,676,366	$ 30
Real estate
Consumer mortgages	10,123	2,558	9,415	22,096	2,279,016	2,301,112	1,256
Home equity	2,453	212	677	3,342	534,700	538,042	-
Agricultural	186	18	1	205	236,693	236,898	-
Commercial and industrial-owner occupied	2,639	1,080	1,475	5,194	1,512,959	1,518,153	-
Construction, acquisition and development	5,052	751	2,905	8,708	884,022	892,730	-
Commercial real estate	2,716	483	3,697	6,896	1,986,577	1,993,473	-
Credit cards	376	240	352	968	105,319	106,287	329
All other	940	179	78	1,197	462,712	463,909	-
Total	$ 26,597	$ 6,910	$ 19,434	$ 52,941	$ 9,674,029	$ 9,726,970	$ 1,615

	December 31, 2014
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 2,322	$ 544	$ 601	$ 3,467	$ 1,743,019	$ 1,746,486	$ 41
Real estate
Consumer mortgages	10,725	3,797	11,167	25,689	2,232,037	2,257,726	1,828
Home equity	1,834	397	658	2,889	528,485	531,374	-
Agricultural	365	1	130	496	239,120	239,616	-
Commercial and industrial-owner occupied	1,005	463	3,337	4,805	1,517,731	1,522,536	39
Construction, acquisition and development	4,547	278	1,568	6,393	847,230	853,623	387
Commercial real estate	4,722	1	1,545	6,268	1,955,709	1,961,977	137
Credit cards	447	312	379	1,138	112,288	113,426	327
All other	1,562	203	102	1,867	484,305	486,172	4
Total	$ 27,529	$ 5,996	$ 19,487	$ 53,012	$ 9,659,924	$ 9,712,936	$ 2,763

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at March 31, 2015 and December 31, 2014:

	March 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,642,264	$ 961	$ 31,202	$ 99	$ -	$ 1,840	$ 1,676,366
Real estate
Consumer mortgages	2,218,792	-	78,928	227	-	3,165	2,301,112
Home equity	527,726	-	9,706	-	-	610	538,042
Agricultural	225,990	-	10,908	-	-	-	236,898
Commercial and industrial-owner occupied	1,457,229	-	54,801	242	-	5,881	1,518,153
Construction, acquisition and development	851,938	-	37,303	329	-	3,160	892,730
Commercial real estate	1,923,659	-	59,497	300	-	10,017	1,993,473
Credit cards	106,287	-	-	-	-	-	106,287
All other	451,174	-	12,571	-	-	164	463,909
Total	$ 9,405,059	$ 961	$ 294,916	$ 1,197	$ -	$ 24,837	$ 9,726,970

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,709,475	$ 978	$ 33,879	$ -	$ -	$ 2,154	$ 1,746,486
Real estate
Consumer mortgages	2,167,965	-	84,975	-	-	4,786	2,257,726
Home equity	521,011	-	9,744	-	-	619	531,374
Agricultural	227,688	-	11,928	-	-	-	239,616
Commercial and industrial-owner occupied	1,450,158	-	64,420	491	-	7,467	1,522,536
Construction, acquisition and development	811,227	-	39,675	334	-	2,387	853,623
Commercial real estate	1,893,514	-	57,761	184	-	10,518	1,961,977
Credit cards	113,426	-	-	-	-	-	113,426
All other	471,662	-	14,340	-	-	170	486,172
Total	$ 9,366,126	$ 978	$ 316,722	$ 1,009	$ -	$ 28,101	$ 9,712,936
(1)	Impaired loans are shown exclusive of accruing troubled debt restructurings (“TDRs”)

The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class as of and for the three months ended March 31, 2015 and as of and for the year ended December 31, 2014:

	March 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,214	$ 1,562	$ -	$ 1,221	$ 5
Real estate:
Consumer mortgages	2,613	3,316	-	3,410	18
Home equity	205	205	-	206	2
Agricultural	-	-	-	-	-
Commercial and industrial-owner occupied	5,456	6,337	-	4,027	30
Construction, acquisition and development	3,160	3,280	-	3,178	6
Commercial real estate	10,017	12,256	-	8,244	64
All other	164	306	-	166	1
Total	$ 22,829	$ 27,262	$ -	$ 20,452	$ 126

With an allowance:
Commercial and industrial	$ 626	$ 626	$ 79	$ 767	$ 7
Real estate:
Consumer mortgages	552	552	123	963	9
Home equity	405	405	74	-	-
Agricultural	-	-	-	-	-
Commercial and industrial-owner occupied	425	425	112	2,561	19
Construction, acquisition and development	-	-	-	221	-
Commercial real estate	-	-	-	6,100	9
All other	-	-	-	-	-
Total	$ 2,008	$ 2,008	$ 388	$ 10,612	$ 44

Total:
Commercial and industrial	$ 1,840	$ 2,188	$ 79	$ 1,988	$ 12
Real estate:
Consumer mortgages	3,165	3,868	123	4,373	27
Home equity	610	610	74	206	2
Agricultural	-	-	-	-	-
Commercial and industrial-owner occupied	5,881	6,762	112	6,588	49
Construction, acquisition and development	3,160	3,280	-	3,399	6
Commercial real estate	10,017	12,256	-	14,344	73
All other	164	306	-	166	1
Total	$ 24,837	$ 29,270	$ 388	$ 31,064	$ 170

	December 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,235	$ 1,583	$ -	$ 1,271	$ 43
Real estate:
Consumer mortgages	3,503	4,356	-	4,282	72
Home equity	209	209	-	215	6
Agricultural	-	-	-	370	2
Commercial and industrial-owner occupied	6,503	7,634	-	4,687	70
Construction, acquisition and development	2,387	3,654	-	5,796	66
Commercial real estate	7,975	9,275	-	7,935	128
All other	170	314	-	187	8
Total	$ 21,982	$ 27,025	$ -	$ 24,743	$ 395

With an allowance:
Commercial and industrial	$ 919	$ 919	$ 215	$ 328	$ 19
Real estate:
Consumer mortgages	1,283	1,658	123	1,376	30
Home equity	410	410	70	-	-
Agricultural	-	-	-	43	-
Commercial and industrial-owner occupied	964	1,094	89	1,203	21
Construction, acquisition and development	-	-	-	542	-
Commercial real estate	2,543	2,543	1,022	5,706	87
All other	-	-	-	6	-
Total	$ 6,119	$ 6,624	$ 1,519	$ 9,204	$ 157

Total:
Commercial and industrial	$ 2,154	$ 2,502	$ 215	$ 1,599	$ 62
Real estate:
Consumer mortgages	4,786	6,014	123	5,658	102
Home equity	619	619	70	215	6
Agricultural	-	-	-	413	2
Commercial and industrial-owner occupied	7,467	8,728	89	5,890	91
Construction, acquisition and development	2,387	3,654	-	6,338	66
Commercial real estate	10,518	11,818	1,022	13,641	215
All other	170	314	-	193	8
Total	$ 28,101	$ 33,649	$ 1,519	$ 33,947	$ 552

The following tables provide details regarding impaired loans and leases, net of unearned income, which include accruing troubled debt restructurings (TDRs), by segment and class as of and for the three months ended March 31, 2015 and as of and for the year ended December 31, 2014:

	March 31, 2015
	Recorded	Unpaid Principal		Average Recorded Investment	Interest Income Recognized
	Investment	Balance of	Related	Three months	Three months
	in Impaired	Impaired Loans	Allowance	ended	ended
	Loans and	and	for Credit	March 31,	March 31,
	Accruing TDRs	Accruing TDRs	Losses	2015	2015
	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,214	$ 1,562	$ -	$ 1,221	$ 5
Real estate:
Consumer mortgages	2,613	3,316	-	3,410	18
Home equity	205	205	-	206	2
Agricultural	-	-	-	-	-
Commercial and industrial-owner occupied	5,456	6,337	-	4,027	30
Construction, acquisition and development	3,160	3,280	-	3,178	6
Commercial real estate	10,017	12,256	-	8,244	64
All other	164	306	-	166	1
Total	$ 22,829	$ 27,262	$ -	$ 20,452	$ 126
With an allowance:
Commercial and industrial	$ 789	$ 790	$ 94	$ 1,093	$ 11
Real estate:
Consumer mortgages	1,728	1,783	612	3,562	34
Home equity	405	415	74	11	-
Agricultural	-	-	-	5	-
Commercial and industrial-owner occupied	3,786	4,046	389	7,045	62
Construction, acquisition and development	524	525	214	1,252	7
Commercial real estate	805	1,018	66	6,957	19
Credit card	1,027	1,027	51	1,068	107
All other	141	173	38	159	1
Total	$ 9,205	$ 9,777	$ 1,538	$ 21,152	$ 241
Total:
Commercial and industrial	$ 2,003	$ 2,352	$ 94	$ 2,314	$ 16
Real estate:
Consumer mortgages	4,341	5,099	612	6,972	52
Home equity	610	620	74	217	2
Agricultural	-	-	-	5	-
Commercial and industrial-owner occupied	9,242	10,383	389	11,072	92
Construction, acquisition and development	3,684	3,805	214	4,430	13
Commercial real estate	10,822	13,274	66	15,201	83
Credit card	1,027	1,027	51	1,068	107
All other	305	479	38	325	2
Total	$ 32,034	$ 37,039	$ 1,538	$ 41,604	$ 367

	December 31, 2014
	Recorded	Unpaid Principal
	Investment	Balance of	Related
	in Impaired	Impaired Loans	Allowance	Average	Interest
	Loans and	and	for Credit	Recorded	Income
	Accruing TDRs	Accruing TDRs	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,235	$ 1,583	$ -	$ 1,271	$ 43
Real estate:
Consumer mortgages	3,503	4,356	-	4,282	72
Home equity	209	209	-	215	6
Agricultural	-	-	-	370	2
Commercial and industrial-owner occupied	6,503	7,634	-	4,687	70
Construction, acquisition and development	2,387	3,654	-	5,796	66
Commercial real estate	7,975	9,275	-	7,935	128
All other	170	314	-	187	8
Total	$ 21,982	$ 27,025	$ -	$ 24,743	$ 395

With an allowance:
Commercial and industrial	$ 1,275	$ 1,276	$ 239	$ 1,208	$ 63
Real estate:
Consumer mortgages	4,832	5,549	875	4,278	140
Home equity	427	438	70	18	1
Agricultural	8	8	1	305	11
Commercial and industrial-owner occupied	5,520	5,856	404	6,571	243
Construction, acquisition and development	1,488	1,752	241	2,410	70
Commercial real estate	3,957	4,200	1,290	8,135	195
Credit cards	1,109	1,109	64	1,374	137
All other	154	195	46	143	5
Total	$ 18,770	$ 20,383	$ 3,230	$ 24,442	$ 865

Total:
Commercial and industrial	$ 2,510	$ 2,859	$ 239	$ 2,479	$ 106
Real estate:
Consumer mortgages	8,335	9,905	875	8,560	212
Home equity	636	647	70	233	7
Agricultural	8	8	1	675	13
Commercial and industrial-owner occupied	12,023	13,490	404	11,258	313
Construction, acquisition and development	3,875	5,406	241	8,206	136
Commercial real estate	11,932	13,475	1,290	16,070	323
Credit cards	1,109	1,109	64	1,374	137
All other	324	509	46	330	13
Total	$ 40,752	$ 47,408	$ 3,230	$ 49,185	$ 1,260

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables (“FASB ASC 310”), are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired exclusive of accruing TDRs at March 31, 2015 and December 31, 2014 was $24.8 million and $28.1 million, respectively.  At March 31, 2015 and December 31, 2014, $2.0 million and $6.1 million, respectively, of those impaired loans had a valuation allowance of approximately  $388,000 and $1.5 million, respectively.  The remaining balance of impaired loans of $22.8 million and $22.0 million at March 31, 2015 and December 31, 2014, respectively, were charged down to fair value, less estimated selling costs which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as TDRs totaled $4.8 million and $4.6 million at March 31, 2015 and December 31, 2014, respectively.  The average recorded investment in impaired loans was $31.1 million for the three months ended March 31, 2015 and $33.9 million for the year ended December 31, 2014.

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

	March 31,		December 31,
	2015	2014	2014

	(In thousands)

Non-accrual loans and leases	$ 54,418	$ 77,531	$ 58,052
Loans and leases 90 days or more past due, still accruing	1,615	1,949	2,763
Restructured loans and leases still accruing	5,433	13,776	10,920
Total non-performing loans and leases	$ 61,466	$ 93,256	$ 71,735

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At March 31, 2015, the Company’s geographic NPL distribution was concentrated primarily in its Louisiana, Mississippi and Tennessee markets.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	March 31,		December 31,
	2015	2014	2014

	(In thousands)
Commercial and industrial	$ 3,923	$ 3,023	$ 3,934
Real estate
Consumer mortgages	21,435	24,353	23,668
Home equity	2,269	2,740	2,253
Agricultural	259	651	291
Commercial and industrial-owner occupied	9,687	14,122	11,190
Construction, acquisition and development	5,111	9,968	4,162
Commercial real estate	11,107	21,496	11,915
Credit cards	118	168	133
All other	509	1,010	506
Total	$ 54,418	$ 77,531	$ 58,052

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  Other conditions that warrant a loan being considered a TDR include reductions in interest rates to below market rates due to bankruptcy plans or by the bank in an attempt to assist the borrower in working through liquidity problems.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as nonaccrual loans may generally be returned to accrual status in periods after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower in accordance with the terms of the restructured loan and the interest rate at the time of restructure was at or above market for a comparable loan.  During the first quarter of 2015, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

The following tables summarize the financial effect of TDRs recorded during the periods indicated:

	Three months ended March 31, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial and industrial	1	$ 127	$ 125
Real estate
Consumer mortgages	1	$ 70	$ 70
Commercial and industrial-owner occupied	5	2,999	2,988
Commercial real estate	5	1,847	1,826
All other	1	21	20
Total	13	$ 5,064	$ 5,029

	Year ended December 31, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	5	$ 613	$ 613
Real estate
Consumer mortgages	33	4,823	4,263
Home equity	2	31	30
Agricultural	1	10	10
Commercial and industrial-owner occupied	8	2,103	1,810
Construction, acquisition and development	3	924	924
Commercial real estate	7	1,426	1,519
All other	14	290	286
Total	73	$ 10,220	$ 9,455

The tables below summarize TDRs within the previous 12 months for which there was a payment default during the period indicated (i.e., 30 days or more past due at any given time during the period indicated).

	Three months ended March 31, 2015
	Number of	Recorded
	Contracts	Investment

	(Dollars in thousands)
Real estate
Consumer mortgages	3	$ 207
Total	3	$ 207

	Year ended December 31, 2014
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Real estate
Consumer mortgages	8	$ 540
Commercial and industrial-owner occupied	2	784
Construction, acquisition and development	2	279
Commercial real estate	5	901
All other	6	65
Total	23	$ 2,569

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Three months ended
	March 31, 2015
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period

	(In thousands)
Commercial and industrial	$ 21,419	$ (383)	$ 502	$ (517)	$ 21,021
Real estate
Consumer mortgages	40,015	(892)	612	(664)	39,071
Home equity	9,542	(498)	241	261	9,546
Agricultural	3,420	(8)	269	(535)	3,146
Commercial and industrial-owner occupied	16,325	(394)	550	(817)	15,664
Construction, acquisition and development	9,885	(343)	604	(233)	9,913
Commercial real estate	23,562	(1,007)	720	(1,773)	21,502
Credit cards	6,514	(676)	153	(672)	5,319
All other	11,761	(579)	346	(50)	11,478
Total	$ 142,443	$ (4,780)	$ 3,997	$ (5,000)	$ 136,660

	Year ended
	December 31, 2014
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period

	(In thousands)
Commercial and industrial	$ 18,376	$ (2,546)	$ 2,298	$ 3,291	$ 21,419
Real estate
Consumer mortgages	39,525	(6,037)	3,267	3,260	40,015
Home equity	5,663	(1,359)	625	4,613	9,542
Agricultural	2,800	(765)	96	1,289	3,420
Commercial and industrial-owner occupied	17,059	(3,591)	1,112	1,745	16,325
Construction, acquisition and development	11,828	(3,731)	3,734	(1,946)	9,885
Commercial real estate	43,853	(1,795)	1,458	(19,954)	23,562
Credit cards	3,782	(2,359)	542	4,549	6,514
All other	10,350	(2,844)	1,102	3,153	11,761
Total	$ 153,236	$ (25,027)	$ 14,234	$ -	$ 142,443

	Three months ended
	March 31, 2014
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 18,376	$ (201)	$ 1,076	$ (337)	$ 18,914
Real estate
Consumer mortgages	39,525	(1,945)	538	210	38,328
Home equity	5,663	(318)	184	183	5,712
Agricultural	2,800	(696)	9	721	2,834
Commercial and industrial-owner occupied	17,059	(1,206)	358	350	16,561
Construction, acquisition and development	11,828	(1,666)	1,637	(1,479)	10,320
Commercial real estate	43,853	(901)	323	1,496	44,771
Credit cards	3,782	(559)	131	(868)	2,486
All other	10,350	(583)	287	(276)	9,778
Total	$ 153,236	$ (8,075)	$ 4,543	$ -	$ 149,704

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated::

	March 31, 2015
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 1,840	$ 79	$ 20,942	$ 21,021
Real estate
Consumer mortgages	3,165	123	38,948	39,071
Home equity	610	74	9,472	9,546
Agricultural	-	-	3,146	3,146
Commercial and industrial-owner occupied	5,881	112	15,552	15,664
Construction, acquisition and development	3,160	-	9,913	9,913
Commercial real estate	10,017	-	21,502	21,502
Credit cards	-	-	5,319	5,319
All other	164	-	11,478	11,478
Total	$ 24,837	$ 388	$ 136,272	$ 136,660

	December 31, 2014
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 2,154	$ 215	$ 21,204	$ 21,419
Real estate
Consumer mortgages	4,786	123	39,892	40,015
Home equity	619	70	9,472	9,542
Agricultural	-	-	3,420	3,420
Commercial and industrial-owner occupied	7,467	89	16,236	16,325
Construction, acquisition and development	2,387	-	9,885	9,885
Commercial real estate	10,518	1,022	22,540	23,562
Credit cards	-	-	6,514	6,514
All other	170	-	11,761	11,761
Total	$ 28,101	$ 1,519	$ 140,924	$ 142,443

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.  As a result of the Company individually evaluating loans of $500,000 or more that are 60 or more days past due for impairment, further review of remaining loans collectively, as well as the corresponding potential allowance, would be immaterial in the opinion of management.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned (“OREO”) for the periods indicated:

	Three months ended		Year ended
	March 31,		December 31,
	2015	2014	2014

	(In thousands)
Balance at beginning of period	$ 33,984	$ 69,338	$ 69,338
Additions to foreclosed properties
New foreclosed properties	2,804	4,855	14,732
Reductions in foreclosed properties
Sales	(6,726)	(8,767)	(42,013)
Writedowns	(2,173)	(1,831)	(8,073)
Balance at end of period	$ 27,889	$ 63,595	$ 33,984

The following tables present the OREO by geographical location, segment and class as of the dates indicated:

	March 31, 2015
	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total

	(In thousands)
Commercial and industrial	$ 84	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 84
Real estate
Consumer mortgages	264	79	25	1,289	-	38	4	-	1,699
Home equity	-	-	-	101	-	-	-	-	101
Agricultural	-	-	-	25	-	-	-	-	25
Commercial and industrial-owner occupied	199	-	-	1,424	-	307	60	-	1,990
Construction, acquisition and development	3,886	84	139	16,069	-	2,627	-	-	22,805
Commercial real estate	170	-	-	646	-	121	63	-	1,000
All other	-	27	-	99	-	59	-	-	185
Total	$ 4,603	$ 190	$ 164	$ 19,653	$ -	$ 3,152	$ 127	$ -	$ 27,889

	December 31, 2014
	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 84	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 84
Real estate
Consumer mortgages	309	97	470	1,181	-	198	39	-	2,294
Home equity	24	-	-	188	-	-	-	-	212
Agricultural	-	-	-	25	-	-	-	-	25
Commercial and industrial-owner occupied	-	-	-	1,162	-	223	60	-	1,445
Construction, acquisition and development	7,302	84	140	17,152	-	3,006	56	-	27,740
Commercial real estate	1,000	256	-	646	-	121	63	-	2,086
All other	-	-	-	98	-	-	-	-	98
Total	$ 8,719	$ 437	$ 610	$ 20,452	$ -	$ 3,548	$ 218	$ -	$ 33,984

	March 31, 2014
	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 84	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 84
Real estate
Consumer mortgages	822	232	-	2,533	62	199	5	-	3,853
Home equity	442	-	-	556	-	-	-	-	998
Agricultural	907	-	-	216	-	1,083	-	-	2,206
Commercial and industrial-owner occupied	33	33	-	1,804	-	751	105	-	2,726
Construction, acquisition and development	15,035	94	257	27,512	861	7,327	-	-	51,086
Commercial real estate	352	316	-	568	-	1,035	106	-	2,377
All other	-	-	-	85	-	-	147	33	265
Total	$ 17,675	$ 675	$ 257	$ 33,274	$ 923	$ 10,395	$ 363	$ 33	$ 63,595

The Company incurred total foreclosed property expenses of $2.0 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $1.4 million and  $2.3 million for the three months ended March 31, 2015 and 2014, respectively.

NOTE 5 – SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of March 31, 2015 and 2014, respectively, and December 31, 2014 follows:

	March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,280,055	$ 6,947	$ 21	$ 1,286,981
Government agency issued residential
mortgage-backed securities	196,712	3,897	228	200,381
Government agency issued commercial
mortgage-backed securities	225,378	2,887	856	227,409
Obligations of states and political subdivisions	444,059	27,547	67	471,539
Other	6,790	1,273	-	8,063
Total	$ 2,152,994	$ 42,551	$ 1,172	$ 2,194,373

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,213,310	$ 4,093	$ 2,349	$ 1,215,054
Government agency issued residential
mortgage-backed securities	204,918	4,751	439	209,230
Government agency issued commercial
mortgage-backed securities	241,449	2,319	3,200	240,568
Obligations of states and political subdivisions	458,026	25,986	148	483,864
Other	6,864	1,347	-	8,211
Total	$ 2,124,567	$ 38,496	$ 6,136	$ 2,156,927

	March 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,416,273	$ 7,899	$ 4,903	$ 1,419,269
Government agency issued residential
mortgage-backed securities	238,887	3,898	1,189	241,596
Government agency issued commercial
mortgage-backed securities	240,619	1,866	8,426	234,059
Obligations of states and political subdivisions	505,586	19,051	826	523,811
Other	6,947	1,076	-	8,023
Total	$ 2,408,312	$ 33,790	$ 15,344	$ 2,426,758

Gross gains of approximately $14,000 and no gross losses were recognized on available-for-sale securities during the first three months of 2015, while gross gains of approximately $4,000 and gross losses of approximately $8,000 were recognized during the first three months of 2014.

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2015 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	March 31, 2015
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

	(Dollars in thousands)
Maturing in one year or less	$ 358,231	$ 360,900	1.67%
Maturing after one year through five years	1,042,374	1,048,727	1.22
Maturing after five years through ten years	50,915	52,965	4.90
Maturing after ten years	279,384	303,991	6.00
Mortgage-backed securities	422,090	427,790	2.08
Total	$ 2,152,994	$ 2,194,373

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 40,130	$ 13	$ 9,961	$ 8	$ 50,091	$ 21
Government agency issued residential
mortgage-backed securities	5,402	30	23,555	198	28,957	228
Government agency issued commercial
mortgage-backed securities	93,708	252	80,341	604	174,049	856
Obligations of states and
political subdivisions	11,502	37	4,118	30	15,620	67
Total	$ 150,742	$ 332	$ 117,975	$ 840	$ 268,717	$ 1,172

	December 31, 2014
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 237,891	$ 471	$ 283,643	$ 1,878	$ 521,534	$ 2,349
Government agency issued residential
mortgage-backed securities	-	-	24,565	439	24,565	439
Government agency issued commercial
mortgage-backed securities	3,822	24	203,520	3,176	207,342	3,200
Obligations of states and
political subdivisions	17,317	62	10,616	86	27,933	148
Total	$ 259,030	$ 557	$ 522,344	$ 5,579	$ 781,374	$ 6,136

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during the first three months of 2015.

NOTE 6 – PER SHARE DATA

Basic earnings per share (“EPS”) are calculated using the two-class method.  The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic EPS.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase approximately 670,000 shares of Company common stock with a weighted average exercise price of $24.89 per share for the three months ended March 31, 2015 were excluded from diluted shares.  Antidilutive other equity awards of approximately 79,000 shares of Company common stock for the three months ended March 31, 2015 were excluded from diluted shares.  Weighted-average antidilutive stock options to purchase approximately 801,000 shares of Company common stock with a weighted average exercise price of $23.84 per share for the three months ended March 31, 2014 were excluded from diluted shares. Antidilutive other equity awards of approximately 48,000 shares of Company common stock for the three months ended March 31, 2014 were also excluded from diluted shares.  The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended March 31,
	2015			2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 32,266	96,360	$ 0.33	$ 28,444	95,630	$ 0.30
Effect of dilutive share-
based awards	-	293		-	323

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 32,266	96,653	$ 0.33	$ 28,444	95,953	$ 0.30

NOTE 7 – COMPREHENSIVE INCOME

The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended March 31,
	2015			2014
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized (losses) gains on available-for-	(In thousands)
sale securities:
Unrealized gains arising during
holding period	$ 9,033	$ (3,481)	$ 5,552	$ 12,062	$ (4,621)	$ 7,441
Reclassification adjustment for
net (gains) losses realized in net income (1)	(14)	5	(9)	4	(2)	2
Recognized employee benefit plan
net periodic benefit cost (2)	1,797	(687)	1,110	738	(282)	456
Other comprehensive income	$ 10,816	$ (4,163)	$ 6,653	$ 12,804	$ (4,905)	$ 7,899
Net income			32,266			28,444
Comprehensive income			$ 38,919			$ 36,343

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

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the three months ended March 31, 2015 were as follows:

	Community	Insurance
	Banking	Agencies	Total

(In thousands)
Balance as of December 31, 2014	$ 217,618	$ 73,880	$ 291,498
Goodwill recorded during the period	-	-	-
Balance as of March 31, 2015	$ 217,618	$ 73,880	$ 291,498

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first three months of 2015 that indicated the necessity of an earlier goodwill impairment assessment.

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

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	March 31, 2015		December 31, 2014
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:	(In thousands)
Core deposit intangibles	$ 27,801	$ 22,875	$ 27,801	$ 22,782
Customer relationship intangibles	49,639	32,647	49,639	31,821
Non-solicitation intangibles	1,650	780	1,650	667
Total	$ 79,090	$ 56,302	$ 79,090	$ 55,270

Unamortized intangible assets:
Trade names	$ 688	$ -	$ 688	$ -

	Three months ended
	March 31,
	2015	2014

Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$ 93	$ 137
Customer relationship intangibles	826	834
Non-solicitation intangibles	113	87
Total	$ 1,032	$ 1,058

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2015 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total

Estimated Amortization Expense:	(In thousands)
For year ending December 31, 2015	$ 487	$ 3,134	$ 375	$ 3,996
For year ending December 31, 2016	451	2,673	225	3,349
For year ending December 31, 2017	419	2,380	200	2,999
For year ending December 31, 2018	390	2,009	183	2,582
For year ending December 31, 2019	363	1,689	-	2,052

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended
	March 31,
	2015	2014

	(In thousands)
Service cost	$ 2,615	$ 2,234
Interest cost	2,588	2,339
Expected return on assets	(2,694)	(2,634)
Amortization of unrecognized transition amount	-	5
Recognized prior service cost	(179)	(192)
Recognized net loss	1,976	926
Net periodic benefit costs	$ 4,306	$ 2,678

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

Results of operations and selected financial information by operating segment for the three-month periods ended March 31, 2015 and 2014 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended March 31, 2015:
Results of Operations
Net interest revenue	$ 96,867	$ 32	$ 9,174	$ 106,073
Provision for credit losses	(3,967)	-	(1,033)	(5,000)
Net interest revenue after provision for credit losses	100,834	32	10,207	111,073
Noninterest revenue	16,031	33,198	24,086	73,315
Noninterest expense	86,184	25,316	25,433	136,933
Income before income taxes	30,681	7,914	8,860	47,455
Income tax expense (benefit)	10,589	1,677	2,923	15,189
Net income	$ 20,092	$ 6,237	$ 5,937	$ 32,266
Selected Financial Information
Total assets at end of period	$ 9,931,629	$ 209,434	$ 3,489,259	$ 13,630,322
Depreciation and amortization	5,959	1,265	$ 531	7,755

Three months ended March 31, 2014:
Results of Operations
Net interest revenue	$ 93,315	$ 28	$ 8,180	$ 101,523
Provision for credit losses	1,024	-	(1,024)	-
Net interest revenue after provision for credit losses	92,291	28	9,204	101,523
Noninterest revenue	23,927	31,620	10,970	66,517
Noninterest expense	81,467	24,315	20,925	126,707
Income (loss) before income taxes	34,751	7,333	(751)	41,333
Income tax expense (benefit)	11,182	2,918	(1,211)	12,889
Net income (loss)	$ 23,569	$ 4,415	$ 460	$ 28,444
Selected Financial Information
Total assets at end of period	$ 9,745,120	$ 201,625	$ 3,196,810	$ 13,143,555
Depreciation and amortization	5,216	1,277	1,138	7,631

The increase in income for the General, Corporate and Other division for the three months ended March 31, 2015 compared to the same periods in 2014 is mainly due to an increase in mortgage lending revenue.

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

	March 31,		December 31,
	2015	2014	2014

	(Dollars in thousands)
Unpaid principal balance	$ 5,705,638	$ 5,568,829	$ 5,686,756
Weighted-average prepayment speed (CPR)	12.4	10.9	11.6
Discount rate (annual percentage)	9.8	10.3	9.8
Weighted-average coupon interest rate (percentage)	4.1	4.2	4.1
Weighted-average remaining maturity (months)	315.0	312.0	314.0
Weighted-average servicing fee (basis points)	26.5	26.6	26.5

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

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2015	2014

	(In thousands)
Fair value as of January 1	$ 51,296	$ 54,662
Additions:
Origination of servicing assets	2,499	1,460
Changes in fair value:
Due to payoffs/paydowns	(1,564)	(1,138)
Due to change in valuation inputs or assumptions
used in the valuation model	(3,039)	(1,547)
Other changes in fair value	(2)	(1)
Fair value as of March 31	$ 49,190	$ 53,436

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $3.9 million and $3.7 million and late and other ancillary fees of approximately $348,000 and $334,000 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS AND OFFSETTING ASSETS AND LIABILITIES

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At March 31, 2015, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $256.8 million with a carrying value and fair value reflecting a loss of $1.5 million.  At March 31, 2014, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $90.9 million with a carrying value and fair value reflecting a loss of approximately $159,000.  At March 31, 2015, the notional amount of commitments to fund individual fixed-rate mortgage loans was $174.8 million with a carrying value and fair value reflecting a gain of $5.2 million.  At March 31, 2014, the notional amount of commitments to fund individual fixed-rate mortgage loans was $79.9 million with a carrying value and fair value reflecting a gain of $1.2 million.

The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of March 31, 2015, the notional amount of customer related derivative financial instruments was $309.1 million with an average maturity of 46 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.  As of March 31, 2014, the notional amount of customer related derivative financial instruments was $382.4 million with an average maturity of 54 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.

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

The following tables present components of financial instruments eligible for offsetting for the periods indicated:

	March 31, 2015
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 5,319	$ -	$ 5,319	$ -	$ -	$ 5,319
Loan/lease interest rate swaps	22,178	-	22,178	-	-	22,178
Total financial assets	$ 27,497	$ -	$ 27,497	$ -	$ -	$ 27,497

Financial liabilities:
Derivatives:
Forward commitments	$ 1,546	$ -	$ 1,546	$ -	$ -	$ 1,546
Loan/lease interest rate swaps	22,178	-	22,178	-	(22,178)	-
Repurchase arrangements	384,829	-	384,829	(384,829)	-	-

Total financial liabilities	$ 408,553	$ -	$ 408,553	$ (384,829)	$ (22,178)	$ 1,546

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and 2014:

March 31, 2015
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,286,981	$ -	$ 1,286,981
Government agency issued residential

mortgage-backed securities	-	200,381	-	200,381
Government agency issued commercial
mortgage-backed securities	-	227,409	-	227,409
Obligations of states and
political subdivisions	-	471,539	-	471,539
Other	1,214	6,849	-	8,063
Mortgage servicing rights	-	-	49,190	49,190
Derivative instruments	-	-	27,145	27,145
Loans held for sale	-	186,510	-	186,510
Total	$ 1,214	$ 2,379,669	$ 76,335	$ 2,457,218
Liabilities:
Derivative instruments	$ -	$ -	$ 23,724	$ 23,724

	March 31, 2014
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,419,269	$ -	$ 1,419,269
Government agency issued residential
mortgage-backed securities	-	241,596	-	241,596
Government agency issued commercial
mortgage-backed securities	-	234,059	-	234,059
Obligations of states and
political subdivisions	-	523,811	-	523,811
Other	1,029	6,994	-	8,023
Mortgage servicing rights	-	-	53,436	53,436
Derivative instruments	-	-	27,859	27,859
Total	$ 1,029	$ 2,425,729	$ 81,295	$ 2,508,053
Liabilities:
Derivative instruments	$ -	$ -	$ 27,244	$ 27,244

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month periods ended March 31, 2015 and 2014:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities

(In thousands)
Balance at December 31, 2014	$ 51,296	$ 623	$ -
Year to date net gains included in:
Net (loss) gain	(4,605)	2,798	-
Other comprehensive income	-	-	-
Additions	2,499	-	-
Transfers in and/or out of Level 3	-	-	-

Balance at March 31, 2015	$ 49,190	$ 3,421	$ -
Net unrealized (losses) gains included in net income for the
quarter relating to assets and liabilities held at March 31, 2015	$ (3,039)	$ 2,798	$ -

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities

(In thousands)
Balance at December 31, 2013	$ 54,662	$ 878	$ -
Year to date net gains (losses) included in:
Net gain (loss)	(2,686)	(263)	-
Other comprehensive income	-	-	-
Additions	1,460	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at March 31, 2014	$ 53,436	$ 615	$ -
Net unrealized losses included in net income for the
quarter relating to assets and liabilities held at March 31, 2014	$ (1,547)	$ (263)	$ -

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2015 and 2014:

	March 31, 2015
					Total
	Level 1	Level 2	Level 3	Total	Losses

Assets:	(In thousands)
Impaired loans	$ -	$ -	$ 24,837	24,837	$ (388)
Other real estate owned	-	-	27,889	27,889	(11,725)

	March 31, 2014
					Total
	Level 1	Level 2	Level 3	Total	Losses

Assets:	(In thousands)
Loans held for sale	$ -	$ 62,867	$ -	62,867	$ -
Impaired loans	-	-	41,466	41,466	(1,588)
Other real estate owned	-	-	63,595	63,595	(17,730)

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

Lending Commitments.  The Company’s lending commitments are negotiated at prevailing market rates and are relatively short-term in nature.  As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time.  Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements.  The Company’s lending commitments are classified as Level 2.    The Company’s off-balance sheet commitments including letters of credit, which totaled $101.3 million at March 31, 2015, are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The following table presents carrying and fair value information of financial instruments at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:	(In thousands)
Cash and due from banks	$ 199,337	$ 199,337	$ 204,231	$ 204,231
Interest bearing deposits with other banks	360,469	360,469	153,019	153,019
Available-for-sale securities	2,194,373	2,194,373	2,156,927	2,156,927
Net loans and leases	9,590,310	10,026,808	9,570,493	10,066,945
Loans held for sale	186,510	186,510	141,015	141,015

Liabilities:
Noninterest bearing deposits	2,914,949	2,914,949	2,778,686	2,778,686
Savings and interest bearing deposits	6,375,567	6,375,567	6,200,017	6,200,017
Other time deposits	1,962,138	1,976,830	1,993,636	2,005,023
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	386,329	386,370	391,666	391,743
Long-term debt and other borrowings	99,274	105,643	101,372	106,218

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	(1,469)	(1,469)	(1,163)	(1,163)
Commitments to fund fixed rate
mortgage loans	5,241	5,241	2,137	2,137
Interest rate swap position to receive	21,827	21,827	21,653	21,653
Interest rate swap position to pay	(22,178)	(22,178)	(22,004)	(22,004)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31,
	2015	2014

	(In thousands)
Bank-owned life insurance	$ 1,899	$ 1,849
Other miscellaneous income	3,341	3,384
Total other noninterest income	$ 5,240	$ 5,233

The following table details other noninterest expense for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31,
	2015	2014

	(In thousands)
Amortization of bond issue cost	$ 12	$ 12
Advertising	781	632
Foreclosed property expense	1,971	2,555
Telecommunications	1,922	2,248
Public relations	570	822
Data processing	5,393	5,230
Computer software	2,606	2,423
Amortization of intangibles	1,032	1,058
Legal fees	7,681	1,878
Merger expense	-	560
Postage and shipping	1,172	1,287
Other miscellaneous expense	16,135	12,733
Total other noninterest expense	$ 39,275	$ 31,438

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related accrual of $16.7 million as of March 31, 2015 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

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

The Company had long-term borrowings from U.S. Bank totaling $46.1 million at March 31, 2015 and $48.2 million at December 31, 2014.  The Company also had long-term borrowings from FHLB of $30.0 million at both March 31, 2015 and December 31, 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based upon historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by their reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “foresee,” “hope,” “intend,” “may,” “might,” “plan,” “will,” or “would” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the terms, timing and closings of the proposed mergers with Ouachita Bancshares Corp. and Central Community Corporation, the Company’s ability to operate its regulatory compliance programs consistent with federal, state and local laws, including its Bank Secrecy Act (“BSA”) and anit-money laundering (“AML”) compliance programs, the findings and results of the joint investigation by the Consumer Financial Protection Bureau (the “CFPB”) and the United States Department of Justice (“DOJ”) of the Company’s fair lending practices, the acceptance by customers of Ouachita Bancshares Corp. and Central Community Corporation of the Company’s products and services if the proposed mergers close, the outcome of any instituted, pending or threatened material litigation, amortization expense for intangible assets, goodwill impairments, loan impairment, utilization of appraisals and inspections for real estate loans, maturity, renewal or extension of construction, acquisition and development loans, net interest revenue, fair value determinations, the amount of the Company’s non-performing loans and leases, additions to OREO, credit quality, credit losses, liquidity, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, continued weakness in the economic environment, early identification and resolution of credit issues, utilization of non-GAAP financial measures, the ability of the Company to collect all amounts due according to the contractual terms of loan agreements, the Company’s reserve for losses from representation and warranty obligations, the Company’s foreclosure process related to mortgage loans, the resolution of non-performing loans that are collaterally dependent, real estate values, fully-indexed interest rates, interest rate risk, interest rate sensitivity, calculation of economic value of equity, impaired loan charge-offs, troubled debt restructurings, diversification of the Company’s revenue stream, liquidity needs and strategies, sources of funding, net interest margin, declaration and payment of dividends, cost saving initiatives, improvement in the Company’s efficiencies, operating expense trends, future acquisitions and consideration to be used therefore, the impact of litigation regarding debit card fees and the impact of certain claims and ongoing, pending or threatened litigation, administrative and investigatory matters.

The Company cautions readers not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors may include, but are not limited to, the Company’s ability to operate its regulatory compliance programs consistent with federal, state and local laws, including its BSA/AML compliance programs, the findings and results of the CFPB in its review of the Company’s fair lending practices, the ability of the Company, Ouachita Bancshares Corp. and Central Community Corporation to obtain regulatory approval of and close the proposed mergers, the potential impact upon the Company of the delay in the closings of these proposed mergers, the impact of any ongoing, pending or threatened litigation, administrative and investigatory matters involving the Company, conditions in the financial markets and economic conditions generally, the adequacy of the Company’s provision and allowance for credit losses to cover actual credit losses, the credit risk associated with real estate construction, acquisition and development loans, losses resulting from the significant amount of the Company’s OREO, limitations on the Company’s ability to declare and pay dividends, the availability of capital on favorable terms if and when needed, liquidity risk, governmental regulation, including the Dodd-Frank Act, and supervision of the Company’s operations, the short-term and long-term impact of changes to banking capital standards on the Company’s regulatory capital and liquidity, the impact of regulations on service charges on the Company’s core deposit accounts, the susceptibility of the Company’s business to local economic and environmental conditions, the soundness of other financial institutions, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, volatility in capital and credit markets, reputational risk, the impact of the loss of any key Company personnel, the impact of hurricanes or other adverse weather events, any requirement that the Company write down goodwill or other intangible assets, diversification in the types of financial services the Company offers, the Company’s ability to adapt its products and services to evolving industry standards and consumer preferences, competition with other financial services companies, risks in connection with completed or potential acquisitions, the Company’s growth strategy, interruptions or breaches in the Company’s information system security, the failure of certain third-party vendors to perform, unfavorable ratings by rating agencies, dilution caused by the Company’s issuance of any additional shares of its common stock to raise capital or acquire other banks, bank holding companies, financial holding companies and insurance agencies, other factors generally understood to affect the assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations of financial services companies and other factors detailed from time to time in the Company’s press and news releases, reports and other filings with the Securities and Exchange Commission (“SEC”)  Forward-looking statements speak only as of the date that they were made, and, except as required by law, the Company does not undertake any obligation to update or revise forward-looking statements to reflect events or circumstances that occur after the date of this report.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.6 billion in assets at March 31, 2015.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its insurance agency subsidiary provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, please refer to the unaudited consolidated financial statements for the three-month periods ended March 31, 2015 and 2014 and as of December 31, 2014 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on such reported financial information.

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, during recent years, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry.  The Company was not immune to such pressures and the economic downturn had a negative impact on the Company and its customers in all of the markets that it serves.  However, the Company’s financial condition has improved the past two years and continued to improve during the first three months of 2015 as reflected by decreases in the allowance for credit losses, gross charge-offs and recoveries, total NPLs and total non-performing assets (“NPAs”), when compared to prior periods.

Management believes that the Company is better positioned with respect to overall credit quality as evidenced by the continued improvement in credit quality metrics especially when comparing the three-month period ended March 31, 2015 to the periods ended December 31, 2014 and March 31, 2014, respectively.  Management believes, however, that future weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.

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

The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations:

SELECTED FINANCIAL DATA

	Three months ended
	March 31,
	2015	2014

	(Dollars in thousands, except per share data)
Earnings Summary:
Total interest revenue	$ 113,497	$ 110,599
Total interest expense	7,424	9,076
Net interest income	106,073	101,523
Provision for credit losses	(5,000)	-
Noninterest revenue	73,315	66,517
Noninterest expense	136,933	126,707
Income before income taxes	47,455	41,333
Income tax expense	15,189	12,889
Net income	$ 32,266	$ 28,444

Balance Sheet - Period-end balances:
Total assets	$ 13,630,322	$ 13,143,555
Total securities	2,194,373	2,426,758
Loans and leases, net of unearned income	9,726,970	9,068,376
Total deposits	11,252,654	10,811,790
Long-term debt	76,055	85,835
Total shareholders' equity	1,645,208	1,554,676

Balance Sheet-Average Balances:
Total assets	$ 13,457,668	$ 13,087,128
Total securities	2,190,989	2,452,178
Loans and leases, net of unearned income	9,670,987	9,022,155
Total deposits	11,126,210	10,825,308
Long-term debt	76,078	87,767
Total shareholders' equity	1,624,496	1,537,897

Common Share Data:
Basic earnings per share	$ 0.33	$ 0.30
Diluted earnings per share	0.33	0.30
Cash dividends per share	0.075	0.05
Book value per share	17.04	16.19
Tangible book value per share	13.78	12.95

Dividend payout ratio	22.40%	16.80%

Financial Ratios (Annualized):
Return on average assets	0.97%	0.88%
Return on average shareholders' equity	8.06	7.50
Total shareholders' equity to total assets	12.07	11.83
Tangible shareholders' equity to tangible assets	9.99	9.69
Net interest margin-fully taxable equivalent	3.56	3.54

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	0.03%	0.16%
Provision for credit losses to average loans and leases	(0.21)	-
Allowance for credit losses to net loans and leases	1.40	1.65
Allowance for credit losses to NPLs	222.33	160.53
Allowance for credit losses to NPAs	152.94	95.44
NPLs to net loans and leases	0.63	1.03
NPAs to net loans and leases	0.92	1.73

Captial Adequacy:
Common equity Tier 1 capital	12.60%	NA %
Tier 1 capital	12.60	13.18
Total capital	13.83	14.44
Tier 1 leverage capital	10.30	10.04

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

	March 31,
	2015	2014

	(Dollars in thousands, except per share data)
Tangible Assets:
Total assets	$ 13,630,322	$ 13,143,555
Less: Goodwill	291,498	286,800
Other identifiable intangible assets	23,476	25,021
Total tangible assets	$ 13,315,348	$ 12,831,734

Tangible Shareholders' Equity:
Total shareholders' equity	$ 1,645,208	$ 1,554,676
Less: Goodwill	291,498	286,800
Other identifiable intangible assets	23,476	25,021
Total tangible shareholders' equity	$ 1,330,234	$ 1,242,855

Total common shares outstanding	96,544,502	96,004,679

Tangible shareholders' equity to tangible assets	9.99%	9.69%

Tangible book value per share	$ 13.78	$ 12.95

FINANCIAL HIGHLIGHTS

The Company reported net income of $32.3 million for the first quarter of 2015, compared to net income of $28.4 million for the same quarter of 2014.  A  factor contributing to the increase in net income for the three months ended March 31, 2015 was the increase in net interest income, as net interest revenue was $106.1 million for the first quarter of 2015, compared to  $101.5 million for the first quarter of 2014.  The increase in net interest revenue for the comparable three month periods is a result of the increase in loan and lease revenue coupled with the decrease in interest expense associated with other time deposits.    The negative provision for credit losses reflected the impact of a decrease in NPL formation during the first three months of 2015, as NPLs decreased from $71.7 million at December 31, 2014 to $61.5 million at March 31, 2015.  Net charge-offs decreased to approximately $783,000, or 0.03% of average loans and leases, during the first quarter of 2015, compared to $3.5 million, or 0.16% of average loans and leases, during the first quarter of 2014.

The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $106.1 million for the first quarter of 2015, an increase of $4.6 million, or 4.5%, from  $101.5 million for the first quarter of 2014. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The increase in net interest revenue for the first three months of 2015 compared to the first three months of 2014 was primarily a result of the decrease in interest expense as the rates paid on interest-bearing liabilities declined by 8 basis points coupled with the increase in average earning assets, which offset the 5 basis point decline in the yields on earning assets.  The decline in earning asset yields was primarily a result of the declining loan yields as interest rates maintained their historically low levels.  Rates paid on interest bearing liabilities decreased as a result of reduced average balances and rates on other time deposits.

Interest revenue increased $2.9 million, or 2.6%, in the first quarter of 2015 compared to the first quarter of 2014.  The Company has managed to increase loans as new loan production more than offset loan runoff in several loan categories during 2015.  The decrease in interest expense was the result of a decrease in other time deposits and the corresponding rates, which resulted in a decrease in total interest expense of $1.7 million, or 18.2%, in the first quarter of 2015 compared to the first quarter of 2014.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue increased $6.8 million, or 10.2%, for the first quarter of 2015 compared to the first quarter of 2014.  One of the primary contributors to the increase in noninterest revenue was the increase in mortgage lending revenue to $8.6 million for the first quarter of 2015 compared to $3.4 million for the first quarter of 2014. Mortgage origination volume increased 57.8% to $311.1 million for the first quarter of 2015 compared to $197.1 million for the first quarter of 2014.  The increase in mortgage origination volume contributed to an increase in mortgage origination revenue to $8.9 million during the first quarter of 2015 compared to $2.0 million for the first quarter of 2014.

The increase in insurance commissions also contributed to the increase in noninterest revenue as insurance commissions increased $1.9 million or 6.0% to $33.5 million during the first three months of 2015 compared to $31.6 million during the first three months of 2014.  The increase in insurance commissions that are received from insurance carriers are primarily a result of new policies and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of Knox Insurance Group, LLC (“Knox”) in April 2014.  There were no significant non-recurring noninterest revenue items during the first three months of 2015 or 2014.

Total noninterest expense increased 8.1% to $136.9 million for the first quarter of 2015 compared to $126.7 million for the first quarter of 2014.  The increase in noninterest expense during the first three months of 2015 compared to the first three months of 2014 was primarily a result of increases in salaries and employee benefits and other noninterest expenses.  Salaries and employee benefits increased as a result of increases in pension expenses due to annual revisions to actuarial assumptions, including updates to the Society of Actuaries pension plan mortality tables.  The increase in other noninterest expenses was primarily a result of additional litigation reserves related to various legal matters recorded during the first three months of 2015.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail below.

RESULTS OF OPERATIONS

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage interest-earning assets and interest-bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 9,671.0	$ 103.0	4.32%	$ 9,022.2	$ 99.6	4.48%
Loans held for sale	109.3	0.9	3.36%	35.3	0.3	3.64%
Available-for-sale securities:
Taxable	1,800.9	6.8	1.54%	2,036.6	7.5	1.50%
Non-taxable (3)	390.1	5.2	5.40%	415.5	5.7	5.58%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	426.8	0.2	0.22%	449.2	0.3	0.25%
Total interest earning
assets and revenue	12,398.1	116.1	3.80%	11,958.8	113.4	3.85%
Other assets	1,200.9			1,281.9
Less: Allowance for credit losses	(141.3)			(153.6)
Total	$ 13,457.7			$ 13,087.1

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,985.6	$ 2.2	0.18%	$ 4,657.8	$ 1.9	0.17%
Savings	1,358.6	0.4	0.12%	1,260.8	0.4	0.13%
Other time	1,974.2	4.0	0.82%	2,259.3	5.9	1.06%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	401.3	0.1	0.12%	458.5	0.1	0.07%
Junior subordinated debt securities	23.2	0.2	2.84%	23.7	0.2	2.86%
Long-term debt	76.1	0.5	2.88%	87.8	0.6	2.91%
Total interest bearing
liabilities and expense	8,819.0	7.4	0.34%	8,747.9	9.1	0.42%
Demand deposits -
noninterest bearing	2,807.8			2,647.4
Other liabilities	206.4			153.9
Total liabilities	11,833.2			11,549.2
Shareholders' equity	1,624.5			1,537.9
Total	$ 13,457.7			$ 13,087.1
Net interest revenue-FTE		$ 108.7			$ 104.3
Net interest margin-FTE			3.56%			3.54%
Net interest rate spread			3.46%			3.43%
Interest bearing liabilities to
interest earning assets			71.13%			73.15%

(1)  Includes taxable equivalent adjustment to interest of $0.9 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively, using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $1.9 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended March 31, 2015 increased $4.4 million, or 4.2%, compared to the same period in 2014.  The increase in net interest revenue-FTE for the comparable three month periods was primarily a result of an increase in interest revenue-FTE related to the increase in average earning assets along with a decrease in interest expense as the yields on interest-bearing liabilities decreased slightly for the comparable three-month periods.  The increase in earning assets was a result of loan run-off being replaced

with lower yielding loans.    The slight decrease in earning asset yields was primarily a result of declining loan yields as interest rates continue to be at historically low levels.  Yields on interest-bearing liabilities decreased as a result of decreases in the average balance and rates paid on other time deposits.

Interest revenue-FTE for the three-month period ended March 31, 2015 increased $2.7 million, or 2.4%, compared to the same period in 2014.  The increase in interest revenue-FTE for these periods was a result of the decline in yields on interest-earning assets of 5 basis points being more than offset by the increase in average interest-earning assets as average interest-earning assets increased $439.3 million, or 3.7% for the three-month period ended March 31, 2015, compared to the same period in 2014.  The increase in earning assets and the decline in yields on those assets is a result of loan run-off being replaced by lower yielding loans.

Interest expense for the three-month period ended March 31, 2015 decreased $1.7 million, or 18.7%, compared to the same period in 2014.    The decrease in interest expense for these periods was a result of the decrease in other time deposits and their corresponding rates.  Average rates paid on interest-bearing liabilities decreased 8 basis points for the first three months of 2015 compared to the same period in 2014.  Average interest bearing liabilities increased $71.1 million, or 0.8%, for the three-month period ended March 31, 2015 compared to the same period in 2014.  The slight increase in average interest bearing liabilities for these periods was a result of increases in average interest bearing demand deposits.

Net interest margin was 3.56% for the three months ended March 31, 2015, an increase of 2 basis points from 3.54% for the three months ended March 31, 2014.  The increase in the net interest margin for these periods was due to the yield on earning assets decreasing by 5 basis points for the comparable three-month periods being more than offset by the decline in the yield on interest-bearing liabilities of 8 basis points for the comparable three-month periods coupled with a larger increase in average earning assets than the increase in average interest bearing liabilities as average earning assets increased slightly during the first quarter of 2015.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or re-pricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at March 31, 2015:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years

	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$ 360,469	$ -	$ -	$ -
Available-for-sale and trading securities	133,778	448,879	1,441,172	170,544
Loans and leases, net of unearned income	3,244,192	1,665,187	3,976,952	840,639
Loans held for sale	186,510	-	-	-
Total interest earning assets	3,924,949	2,114,066	5,418,124	1,011,183
Interest bearing liabilities:
Interest bearing demand and savings deposits	6,375,567	-	-	-
Other time deposits	323,375	831,575	796,284	10,904
Federal funds purchased and securities
sold under agreement to repurchase,
short-term FHLB borrowings and other
short-term borrowings	384,829	1,500	-	-
Long-term debt and junior
subordinated debt securities	-	-	76,055	23,198
Other	-	21	-	-
Total interest bearing liabilities	7,083,771	833,096	872,339	34,102
Interest rate sensitivity gap	$ (3,158,822)	$ 1,280,970	$ 4,545,785	$ 977,081
Cumulative interest sensitivity gap	$ (3,158,822)	$ (1,877,852)	$ 2,667,933	$ 3,645,014

In the event interest rates increase after March 31, 2015, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest-earning assets.  However, the Company’s historical repricing sensitivity on interest-bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after March 31, 2015, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest-bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at March 31, 2015 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.

As of March 31, 2015,  the Bank had $2.5 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.10%, an average maturity of 112 months and a fully-indexed interest rate of 3.84% at March 31, 2015.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At March 31, 2015, the Company had $589.9 million, $2.3 billion and $658.9 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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

The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of March 31, 2015 and 2014 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.

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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	March 31, 2015	March 31, 2014
+400 basis points	7.9%	7.8%
+300 basis points	9.6%	9.2%
+200 basis points	9.3%	9.5%
+100 basis points	4.1%	4.5%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	March 31, 2015	March 31, 2014
+400 basis points	30.6%	25.0%
+300 basis points	23.3%	19.4%
+200 basis points	14.3%	11.8%
+100 basis points	6.9%	5.9%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	March 31, 2015	March 31, 2014
+200 basis points	3.6%	4.4%
-200 basis points	NM	NM
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

At March 31, 2015, impaired loans totaled $24.8 million, which was net of cumulative charge-offs of $4.4 million.  Additionally, the Company had specific reserves for impaired loans of approximately  $388,000 included in the allowance for credit losses.  Impaired loans at March 31, 2015 were primarily from the Company’s commercial real estate and commercial and industrial-owner occupied portfolios.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, OREO marketing period of 180-360 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.

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

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended
	March 31,
	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$ 142,443	$ 153,236

Loans and leases charged off:
Commercial and industrial	(383)	(201)
Real estate
Consumer mortgages	(892)	(1,945)
Home equity	(498)	(318)
Agricultural	(8)	(696)
Commercial and industrial-owner occupied	(394)	(1,206)
Construction, acquisition and development	(343)	(1,666)
Commercial real estate	(1,007)	(901)
Credit cards	(676)	(559)
All other	(579)	(583)
Total loans charged off	(4,780)	(8,075)

Recoveries:
Commercial and industrial	502	1,076
Real estate
Consumer mortgages	612	538
Home equity	241	184
Agricultural	269	9
Commercial and industrial-owner occupied	550	358
Construction, acquisition and development	604	1,637
Commercial real estate	720	323
Credit cards	153	131
All other	346	287
Total recoveries	3,997	4,543
Net charge-offs	(783)	(3,532)
Provision charged to operating expense	(5,000)	-
Balance, end of period	$ 136,660	$ 149,704

Average loans for period	$ 9,670,987	$ 9,022,155
Ratios:
Net charge-offs to average loans (annualized)	0.03%	0.16%
Provision for credit losses to average
loans and leases, net of unearned income (annualized)	(0.21%)	0.00%
Allowance for credit losses to loans
and leases, net of unearned income	1.40%	1.65%

Net charge-offs decreased $2.7 million, or 77.8%, in the first quarter of 2015 compared to the first quarter of 2014.  Decreases in net charge-offs in the first three months of 2015, coupled with a decline in NPLs, improvement in criticized assets and nonaccrual loan formation, contributed to a negative provision for credit losses of $5.0 million being recorded in the first three months of 2015.  There was no provision for credit losses for the three-month period ended March 31, 2014.

Annualized net charge-offs as a percentage of average loans and leases decreased to 0.03% for the first quarter of 2015, compared to 0.16% for the first quarter of 2014.  This decrease was primarily a result of decreased net losses within the real estate construction, acquisition and development and consumer real estate segment of the Company’s loan and lease portfolio.  Once it is determined a loan’s repayment is dependent upon the underlying collateral versus the borrowers’ ability to service their loan, the loan is determined to be collaterally dependent and is charged down to net realizable value or a specific reserve is allocated to the loan.  The process of charging down a loan to net realizable value resulted in the decreased level of charge-offs in the first three months of 2015 compared to the first three months of 2014, as updated appraisals came in closer to loan carrying values.  Total recoveries were $4.0 million for the three-month period ended March 31, 2015, compared to $4.5 million for the three-month period ended March 31, 2014 with 33.3% of the first quarter 2015 recoveries being noticed in the real estate commercial and consumer mortgages portfolios.

A $5.0 million negative provision for credit losses was recorded for the first three months of 2015  while no provision was recorded for the first three months of 2014.  The negative provision for credit losses for the first three months of 2015 was a result of improving credit trends, including the decrease in net charge-offs,  fewer loans being identified for impairment, continued stabilization in values of previously impaired loans, and a significant decrease in NPLs.  As of March 31, 2015 and 2014,  46% and 54%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 84% and 72% of their contractual principal balance at March 31, 2015 and 2014, respectively.  Non-accrual loans not impaired are loans that either fall below the impairment threshold or are not determined to be collaterally dependant.

The allowance for credit losses decreased $13.0 million to $136.7 million at March 31, 2015 compared to $149.7 million at March 31, 2014.  The decrease was a result of improving credit metrics since March 31, 2014, including reductions in classified, non-performing and impaired loans and lower net charge-off levels.

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

	March 31,				December 31,
	2015		2014		2014
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$ 21,021	17.2%	$ 18,914	17.5%	$ 21,419	18.0%
Real estate
Consumer mortgages	39,071	23.6%	38,328	22.5%	40,015	23.2%
Home equity	9,546	5.5%	5,712	5.4%	9,542	5.4%
Agricultural	3,146	2.4%	2,834	2.5%	3,420	2.5%
Commercial and industrial-owner occupied	15,664	15.5%	16,561	16.4%	16,325	15.6%
Construction, acquisition and development	9,913	9.2%	10,320	8.2%	9,885	8.7%
Commercial real estate	21,502	20.4%	44,771	20.3%	23,562	20.1%
Credit cards	5,319	1.1%	2,486	1.2%	6,514	1.2%
All other	11,478	5.1%	9,778	6.0%	11,761	5.3%
Total	$ 136,660	100.0%	$ 149,704	100.0%	$ 142,443	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months ended March 31, 2015 and 2014 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	March 31,
	2015	2014	% Change

	(Dollars in thousands)
Mortgage lending	$ 8,567	$ 3,394	152.4%
Credit card, debit card and merchant fees	8,539	7,843	8.9
Deposit service charges	11,252	12,536	(10.2)
Securities gains (losses), net	14	(4)	NM
Insurance commissions	33,493	31,599	6.0
Trust income*	4,036	3,568	13.1
Annuity fees *	558	772	(27.7)
Brokerage commissions and fees*	1,616	1,576	2.5
Bank-owned life insurance	1,899	1,849	2.7
Other miscellaneous income	3,341	3,384	(1.3)
Total noninterest revenue	$ 73,315	$ 66,517	10.2%
* Included in Wealth Management revenue on the Consolidated Statements of Income

NM= Not meaningful

The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities - origination and sale of new mortgage loans and servicing of mortgage loans.  Since the Company does not hedge the change in fair value of its MSRs, mortgage revenue can be significantly affected by changes in the valuation of MSRs in changing interest rate environments.  The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either retain or release the associated MSRs with the loan sold.  The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with FASB ASC 860, Transfers and Servicing.

In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first three months of 2015,  six mortgage loans totaling $1.1 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $28,000 was recognized related to these repurchased or make whole loans.  During the first three months of 2014,  two mortgage loans totaling approximately $66,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $66,000 was recognized related to these repurchased or make whole loans.

 At March 31, 2015, the Company had accrued $1.1 million for its estimate of losses from representation and warranty obligations.  The reserve was based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively and in compliance with all applicable laws.  Before beginning the foreclosure process, a mortgage loan foreclosure working group of the Bank reviews the identified delinquent loan.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.

Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $311.1 million and $197.1 million produced origination revenue of $8.9 million and $2.0 million for the quarters ended March 31, 2015 and 2014, respectively.  The increase in mortgage origination revenue for the three months ended March 31, 2015 compared to March 31, 2014 is a result of interest rate volatility during the quarter and the increase in origination volume.

Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $4.3 million and $4.1 million for the quarters ended March 31, 2015 and 2014, respectively.

Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $1.6 million and $1.1 million for the quarters ended March 31, 2015 and 2014, respectively.   The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in a changing interest rate environment.  Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $3.0 million and $1.5 million for the quarters ended March 31, 2015 and 2014, respectively.

	Three months ended
	March 31,
	2015	2014	% Change

	(Dollars in thousands)
Mortgage revenue:
Origination	$ 8,914	$ 1,964	353.9%
Servicing	4,256	4,115	3.4
Payoffs/Paydowns	(1,564)	(1,138)	37.4
	11,606	4,941	134.9
MSR market value adjustment	(3,039)	(1,547)	96.4
Mortgage lending revenue	$ 8,567	$ 3,394	152.4%

	(Dollars in millions)
Origination volume	$ 311	$ 197	57.9%

Mortgage loans serviced at period-end	$ 5,706	$ 5,569	2.5%

Credit card, debit card and merchant fees increased slightly for the comparable three-month period as a result of new account volume noticed since March 31, 2014.  Deposit service charge revenue decreased slightly when comparing the three-month periods ended March 31, 2015 and 2014 due to modifications made on the calculation and assessment of overdraft fees since March 31, 2014.

Net security gains of approximately $14,000 for the three-month period ended March 31, 2015 and losses of approximately $4,000 for the three-month period ended March 31, 2014 were a result of sales and calls of available-for-sale securities.

Insurance commissions increased for the first three months of 2015 compared to the first three months of 2014 as a result of new policies and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of Knox in April 2014.  Trust income increased during the first three months of 2015 compared to the first three months of 2014 primarily as a result of increases in the assets under management or in custody combined with fees generated by customers added since March 31, 2014.  Annuity fees decreased 27.7% for the first three months of 2015 compared to the first three months of 2014 as a result of less annuity sales during 2015.  Brokerage commissions and fees and bank-owned life insurance remained relatively stable for the comparable three-month period.    Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items remained relatively stable for the comparable three-month periods ended March 31, 2015 and 2014.

 Noninterest Expense

The components of noninterest expense for the three months ended March 31, 2015 and 2014 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	March 31,
	2015	2014	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 81,179	$ 78,883	2.9%
Occupancy, net	10,194	10,287	(0.9)
Equipment	3,974	4,499	(11.7)
Deposit insurance assessments	2,311	1,600	44.4
Amortization of bond issue cost	12	12	0.0
Advertising	781	632	23.6
Foreclosed property expense	1,971	2,555	(22.9)
Telecommunications	1,922	2,248	(14.5)
Public relations	570	822	(30.7)
Data processing	5,393	5,230	3.1
Computer software	2,606	2,423	7.6
Amortization of intangibles	1,032	1,058	(2.5)
Legal fees	7,681	1,878	309.0
Merger expense	-	560	NM
Postage and shipping	1,172	1,287	(8.9)
Other miscellaneous expense	16,135	12,733	26.7
Total noninterest expense	$ 136,933	$ 126,707	8.1%

Salaries and employee benefit expense remained relatively stable for the three months ended 2015 compared to the same period in 2014 with the slight increase a  result of an increase in pension expense, a component of salaries and employee benefits, due to annual revisions to actuarial assumptions, including updates to the Society of Actuaries pension plan mortality tables.  Occupancy expense remained relatively stable for the comparable three-month period.  Equipment expense decreased 11.7% during the first three months of 2015 compared to the first three months of 2014 as a result of decreases in depreciation expense.  Deposit insurance assessments increased 44.4% for the comparable three-month period as a result of movement evidenced in several variables utilized by the FDIC in calculating the deposit insurance assessment.

Foreclosed property expense decreased 22.9% for the three months ended March 31, 2015 compared to the same period in 2014 as a result of the gains on the sale of real estate more than offsetting the increased writedowns of foreclosed property.  During the first three months of 2015, the Company added $2.8 million to OREO through foreclosures.  Sales of OREO in the first three months of 2015 were $6.7 million, resulting in a net gain of approximately  $779,000.  The components of foreclosed property expense for the three months ended March 31, 2015 and 2014 and the percentage change between periods are shown in the following tables:

	Three months ended
	March 31,
	2015	2014	% Change
	(Dollars in thousands)
(Gain) loss on sale of other real estate owned	$ (779)	$ 466	NM
Writedown of other real estate owned	2,173	1,831	18.7
Other foreclosed property expense	577	258	123.6
Total foreclosed property expense	$ 1,971	$ 2,555	(22.9)%

NM=Not meaningful

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising, telecommunications, public relations and data processing, the primary fluctuations included the increase in legal fees and other miscellaneous expense.    The increase in legal fees is a result of additional litigation reserves related to various legal matters recorded in the first three months of 2015 with no additional litigation reserves recorded in the first three months 2014.  The increase in other miscellaneous expense is a result of additional costs recorded during the first quarter of 2015 related to consulting and compliance services. These services are related to BSA and AML compliance remediation.

Income Tax

The Company recorded income tax expense of $15.2 million for the first quarter of 2015, compared to income tax expense of $12.9 million for the first quarter of 2014.   The Company calculated the provision for income taxes for the three months ended  March 31, 2015, by applying the estimated annual effective tax rate to year-to-date pre-tax income.  For the three months ended March 31, 2014, the provision for income taxes was calculated based on actual year-to-date results of operations, including tax preference items through March 31, 2014. The primary differences between the Company’s recorded expense for the first three months of 2015 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income and other tax preference items.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at March 31, 2015 were $12.5 billion, or 91.5% of total assets, compared with $12.2 billion, or 91.3% of total assets, at December 31, 2014.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 78.0% of average earning assets during the first quarter of 2015.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $9.7 billion at both March 31, 2015 and December 31, 2014, respectively.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	March 31,		December 31,
	2015	2014	2014

	(In thousands)

Commercial and industrial	$ 1,682,215	$ 1,589,234	$ 1,753,041
Real estate
Consumer mortgages	2,301,112	2,047,001	2,257,726
Home equity	538,042	498,283	531,374
Agricultural	236,898	229,602	239,616
Commercial and industrial-owner occupied	1,518,153	1,488,380	1,522,536
Construction, acquisition and development	892,730	748,027	853,623
Commercial real estate	1,993,473	1,847,983	1,961,977
Credit cards	106,287	105,988	113,426
All other	492,645	549,352	516,221
Total	$ 9,761,555	$ 9,103,850	$ 9,749,540

The following table shows the Company’s loans and leases, net of unearned income by segment, class and geographical location as of March 31, 2015:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 189,823	$ 208,990	$ 217,749	$ 555,594	$ 77,274	$ 135,672	$ 267,825	$ 23,439	$ 1,676,366
Real estate
Consumer mortgages	195,923	286,833	193,390	774,883	68,048	239,586	374,743	167,706	2,301,112
Home equity	74,805	37,890	56,275	212,510	21,507	125,541	8,063	1,451	538,042
Agricultural	6,515	71,542	29,253	70,036	2,725	12,567	44,260	-	236,898
Commercial and industrial-owner occupied	176,298	175,152	177,340	572,800	58,596	158,062	199,905	-	1,518,153
Construction, acquisition and development	128,479	91,070	87,238	287,700	22,758	141,940	113,706	19,839	892,730
Commercial real estate	288,445	336,170	247,765	486,219	201,241	179,111	204,190	50,332	1,993,473
Credit cards	-	-	-	-	-	-	-	106,287	106,287
All other	29,303	36,893	27,073	200,233	2,603	38,034	37,469	92,301	463,909
Total	$ 1,089,591	$ 1,244,540	$ 1,036,083	$ 3,159,975	$ 454,752	$ 1,030,513	$ 1,250,161	$ 461,355	$ 9,726,970

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of March 31, 2015:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total

	(In thousands)
Commercial and industrial	$ 1,881	$ 538,978	$ 882,851	$ 252,656	$ 1,676,366
Real estate
Consumer mortgages	3,777	249,667	694,134	1,353,534	2,301,112
Home equity	769	74,873	462,269	131	538,042
Agricultural	69	35,754	98,361	102,714	236,898
Commercial and industrial-owner occupied	8,926	175,064	502,647	831,516	1,518,153
Construction, acquisition and development	6,113	464,472	204,878	217,267	892,730
Commercial real estate	4,031	153,764	927,878	907,800	1,993,473
Credit cards	-	106,287	-	-	106,287
All other	70	179,811	217,153	66,875	463,909
Total	$ 25,636	$ 1,978,670	$ 3,990,171	$ 3,732,493	$ 9,726,970

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production.  Commercial and industrial loans outstanding decreased 4.0% from December 31, 2014 to March 31, 2015.

Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding increased 1.9% at March 31, 2015 compared to December 31, 2014.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding remained relatively stable during the first three months of 2014,  increasing by 1.3% at March 31, 2015 compared to December 31, 2014.

Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding decreased 1.1% from December 31, 2014 to March 31, 2015.

Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans decreased 0.3% from December 31, 2014 to March 31, 2015.

Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. The Bank generally engages in construction and development lending only in local markets served by its branches. Construction, acquisition and development loans increased 4.6% from December 31, 2014 to March 31, 2015.

The underwriting process for construction, acquisition and development loans with interest reserves is essentially the same as that for a loan without interest reserves and may include analysis of borrower and guarantor financial strength, market demand for the proposed project, experience and success with similar projects, property values, time horizon for project completion and the availability of permanent financing once the project is completed.  The Company’s loan policy generally prohibits the use of interest reserves on loans.  Construction, acquisition and development loans, with or without interest reserves, are inspected periodically to ensure that the project is on schedule and eligible for requested draws.  Inspections may be performed by construction inspectors hired by the Company or by appropriate loan officers and are done periodically to monitor the progress of a particular project.  These inspections may also include discussions with project managers and engineers.

At March 31, 2015, the Company had $24.4 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $171,000 recognized as interest income during the first three months of 2015.  There were no construction, acquisition and development loans with interest reserves that were on non-accrual status at March 31, 2015.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.

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

The following table presents the activity in the construction, acquisition and development nonaccrual loans for the three months ended March 31, 2015:

(In thousands)
Balance at December 31, 2014	$ 4,163
Additions to construction, acquisition and development nonaccruals:
Formation of new nonaccrual loans	4,155
Reductions in construction, acquisition and development nonaccruals:
Charge-offs	(301)
Foreclosures to OREO	(962)
Payments	(1,527)
Transfers to accrual status	(417)
Transfer to other loan category	-
Balance at March 31, 2015	$ 5,111

The five largest credits that made up the construction, acquisition and development nonaccrual loan balance at March 31, 2015 were primarily loans for land for future development located throughout the Company’s geographical locations and in various stages of maturity.  The five largest credits made up 63.1% of the total construction, acquisition and development nonaccrual loan balance at March 31, 2015.

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial loans increased 1.6% from December 31, 2014 to March 31, 2015.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 6.3% from December 31, 2014 to March 31, 2015.

All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances, net of unearned income decreased 4.6% from December 31, 2014 to March 31, 2015.

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

	March 31,		December 31,
	2015	2014	2014

	(Dollars in thousands)
Non-accrual loans and leases	$ 54,418	$ 77,531	$ 58,052
Loans 90 days or more past due, still accruing	1,615	1,949	2,763
Restructured loans and leases, still accruing	5,433	13,776	10,920
Total NPLs	61,466	93,256	71,735

Other real estate owned	27,889	63,595	33,984
Total NPAs	$ 89,355	$ 156,851	$ 105,719

NPLs to net loans and leases	0.63%	1.03%	0.74%
NPAs to net loans and leases	0.92%	1.73%	1.09%

NPLs decreased 14.3% to $61.5 million at March 31, 2015 compared to $71.7 million at December 31, 2014 and decreased 34.1% compared to $93.3 million at March 31, 2014.  Included in NPLs at March 31, 2015 were $24.8 million of loans that were impaired.  These impaired loans had a specific reserve of approximately  $388,000 included in the allowance for credit losses of $136.7 million at March 31, 2015, and were net of $4.4 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2014 included $28.1 million of loans that were impaired.  These impaired loans had a specific reserve of $1.5 million included in the allowance for credit losses of $142.4 million at December 31, 2014.  NPLs at March 31, 2014 included $41.5 million of loans that were impaired.  These impaired loans had a specific reserve of $1.6 million included in the allowance for credit losses of $149.7 million at March 31, 2014.

Non-accrual loans at March 31, 2015 reflected a decrease of $3.6 million, or 6.3%, compared to December 31, 2014 and a decrease of $23.1 million, or 29.8%, compared to March 31, 2014.    While non-accrual loans are decreasing in almost all loan categories, the primary decreases in non-accrual loans are recognized in the real estate consumer mortgages and construction, acquisition and development portfolios.  Non-accrual loans related to the real estate consumer mortgage portfolio decreased $2.2 million, or 9.4%, to $21.4 million at March 31, 2015 compared to $23.7 million at December 31, 2014 and decreased $2.9 million, or 12.0%, compared to $24.4 million at March 31, 2014.  Non-accrual loans related to the real estate construction, acquisition and development portfolio decreased $4.9 million, or 48.7%, to $5.1 million at March 31, 2015 compared to $10.0 million at March 31, 2014.

The Bank’s NPLs are primarily located in Louisiana, Mississippi and Tennesee as these markets represent $41.0 million, or 66.7% of total NPLs of $61.5 million at March 31, 2015.  These areas have experienced a higher incidence of NPLs, primarily as a result of the downturn in the economy and housing markets in these regions.   These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  The following table presents the NPLs by geographical location at March 31, 2015:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Alabama and Florida Panhandle	$ 1,089,591	$ -	$ 3,473	$ -	$ 3,473	0.3%
Arkansas	1,244,540	-	2,983	957	3,940	0.3
Louisiana	1,036,083	-	4,266	926	5,192	0.5
Mississippi	3,159,975	-	23,778	1,013	24,791	0.8
Missouri	454,752	-	1,710	827	2,537	0.6
Tennessee	1,030,513	-	10,209	714	10,923	1.1
Texas	1,250,161	-	1,314	-	1,314	0.1
Other	461,355	1,615	6,685	996	9,296	2.0
Total	$ 9,726,970	$ 1,615	$ 54,418	$ 5,433	$ 61,466	0.6%

OREO decreased by $35.7 million to $27.9 million at March 31, 2015 compared to $63.6 million at March 31, 2014 and decreased by $6.1 million compared to $34.0 million at December 31, 2014.  OREO decreased as a result of sales of foreclosed properties exceeding new foreclosures coupled with writedowns that were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.

The Company has processes in place to review credits upon renewal or modification to determine if concessions are being granted that meet the requirements set forth in FASB ASC 310.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $12.5 million and $17.3 million at March 31, 2015 and December 31, 2014, respectively.  Restructured loans of $7.0 million and $6.0 million were included in the non-accrual loan category at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at March 31, 2015:

	March 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,642,264	$ 961	$ 31,202	$ 99	$ -	$ 1,840	$ 1,676,366
Real estate
Consumer mortgages	2,218,792	-	78,928	227	-	3,165	2,301,112
Home equity	527,726	-	9,706	-	-	610	538,042
Agricultural	225,990	-	10,908	-	-	-	236,898
Commercial and industrial-owner occupied	1,457,229	-	54,801	242	-	5,881	1,518,153
Construction, acquisition and development	851,938	-	37,303	329	-	3,160	892,730
Commercial real estate	1,923,659	-	59,497	300	-	10,017	1,993,473
Credit cards	106,287	-	-	-	-	-	106,287
All other	451,174	-	12,571	-	-	164	463,909
Total	$ 9,405,059	$ 961	$ 294,916	$ 1,197	$ -	$ 24,837	$ 9,726,970
 Impaired loans are shown exclusive of accruing troubled debt restructurings (“TDRs”)
(1)

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At March 31, 2015, the Bank had $4.6 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at March 31, 2015:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total

	(In thousands)
Pass	$ 9,399,190	$ 5,593	$ 244	$ 32	$ 9,405,059
Special Mention	961	-	-	-	961
Substandard	254,778	20,439	6,499	13,200	294,916
Doubtful	642	-	-	555	1,197
Loss	-	-	-	-	-
Impaired	18,458	565	167	5,647	24,837

Total	$ 9,674,029	$ 26,597	$ 6,910	$ 19,434	$ 9,726,970

All loan grade categories decreased at March 31, 2015 compared to December 31, 2014 with the exception of the Doubtful loan grade category, which increased 18.6%, respectively, at March 31, 2015 compared to December 31, 2014.  All of the approximately  $961,000 of Special Mention loans and leases remained current as to scheduled repayment of principal and interest.  Of the $294.9 million of Substandard loans and leases, 86.4% remained current as to scheduled repayment of principal and interest, with only 4.5% having outstanding balances that were 90 days or more past due at March 31, 2015.  Of the $24.8 million of Impaired loans and leases, 74.3% remained current as to scheduled repayment of principal and/or interest, with 22.7% having outstanding balances that were 90 days or more past due at March 31, 2015.

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

The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at March 31, 2015:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Commercial and industrial	$ 1,676,366	$ 30	$ 3,923	$ 223	$ 4,176	0.2%
Real estate
Consumer mortgages	2,301,112	1,256	21,435	676	23,367	1.0
Home equity	538,042	-	2,269	-	2,269	0.4
Agricultural	236,898	-	259	-	259	0.1
Commercial and industrial-owner occupied	1,518,153	-	9,687	2,898	12,585	0.8
Construction, acquisition and development	892,730	-	5,111	7	5,118	0.6
Commercial real estate	1,993,473	-	11,107	628	11,735	0.6
Credit cards	106,287	329	118	898	1,345	1.3
All other	463,909	-	509	103	612	0.1
Total	$ 9,726,970	$ 1,615	$ 54,418	$ 5,433	$ 61,466	0.6%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Available-for-sale securities were $2.2 billion at both March 31, 2015 and December 31, 2014.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At March 31, 2015, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of March 31, 2015:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%

Available-for-sale Securities:	(Dollars in thousands)
Aaa	$ 1,739,711	80.8%	$ 1,754,085	79.9%
Aa1 to Aa3	156,987	7.3%	169,634	7.7%
A1 to A3	46,594	2.2%	49,787	2.3%
Not rated (1)	209,702	9.7%	220,867	10.1%
Total	$ 2,152,994	100.0%	$ 2,194,373	100.0%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $59.0 million and a market value of $63.6 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first quarter of 2015 that indicated the necessity of an earlier goodwill impairment assessment.

In the current environment, forecasting cash flows, credit losses and growth, in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $291.5 million at both March 31, 2015 and December 31, 2014.

Other Real Estate Owned

OREO totaled $27.9 million and $34.0 million at March 31, 2015 and December 31, 2014, respectively.  OREO at March 31, 2015 had aggregate loan balances at the time of foreclosure of $71.4 million.  OREO at December 31, 2014 had aggregate loan balances at the time of foreclosure of $83.7 million.  The following table presents the OREO by segment, class and geographical location at March 31, 2015:

	March 31, 2015
	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total

	(In thousands)
Commercial and industrial	$ 84	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 84
Real estate
Consumer mortgages	264	79	25	1,289	-	38	4	-	1,699
Home equity	-	-	-	101	-	-	-	-	101
Agricultural	-	-	-	25	-	-	-	-	25
Commercial and industrial-owner occupied	199	-	-	1,424	-	307	60	-	1,990
Construction, acquisition and development	3,886	84	139	16,069	-	2,627	-	-	22,805
Commercial real estate	170	-	-	646	-	121	63	-	1,000
All other	-	27	-	99	-	59	-	-	185
Total	$ 4,603	$ 190	$ 164	$ 19,653	$ -	$ 3,152	$ 127	$ -	$ 27,889

Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.  While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the consumer mortgage and commercial and industrial-owner occupied real estate portfolios at March 31, 2015 suggested that a majority of additions to OREO in the near-term might be from these categories.

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

The following table presents the Company’s noninterest bearing, interest bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	March 31,	December 31,
	2015	2014	% Change

	(Dollars in millions)
Noninterest bearing demand	$ 2,915	$ 2,779	4.9%
Interest bearing demand	4,980	4,868	2.3
Savings	1,396	1,332	4.8
Other time	1,962	1,993	(1.6)
Total deposits	$ 11,253	$ 10,972	2.6%

The 2.6%  increase in deposits at March 31, 2015 compared to December 31, 2014 was primarily a result of the increase in noninterest-bearing demand, interest-bearing demand and savings deposits more than offsetting the decline in other time deposits.  The average maturity of time deposits at March 31, 2015 was 17.1 months, compared to 16.6 months at December 31, 2014.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company had $1.5 million in short-term borrowings from the FHLB at March 31, 2015 and $3.5 million at December 31, 2014.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had federal funds purchased and securities sold under agreement to repurchase of $384.8 million and $388.2 million at March 31, 2015 and December 31, 2014, respectively.

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

The Company had long-term borrowings from U.S. Bank totaling $46.1 million and $48.1 million at March 31, 2015 and December 31, 2014, respectively.  The Company also had long-term borrowings from the FHLB of $30.0 million at March 31, 2015 and December 31, 2014.   The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.6 billion in additional borrowing capacity under the existing FHLB borrowing agreement at March 31, 2015.

The Company had non-binding federal funds borrowing arrangements with other banks aggregating $697.0 million at March 31, 2015.  The unencumbered fair value of the Company’s federal government and government agencies securities portfolio may provide substantial additional liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk‑based capital guidelines established by the Board of Governors of the Federal Reserve System.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered “well capitalized” for the Company’s Common equity Tier 1 capital, Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill)  are 6.5%, 8%,  10% and 5%, respectively.  The Company exceeded the required minimum levels for these ratios at March 31, 2015 and December 31, 2014 as follows:

	March 31, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth, Inc.
Common equity Tier 1 capital (to risk-weighted assets)	$ 1,385,762	12.60%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,385,762	12.60%	$ 1,351,807	13.27%
Total capital (to risk-weighted assets)	1,522,955	13.83%	1,479,791	14.52%
Tier 1 leverage capital (to average assets)	1,385,762	10.30%	1,351,807	10.55%

The FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the common equity Tier 1 capital, Tier 1 capital, total capital and leverage capital ratios must be at least 6.5%, 8%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at March 31, 2015 and December 31, 2014 as follows:

	March 31, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth Bank
Common equity Tier 1 capital (to risk-weighted assets)	$ 1,315,449	11.98%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,315,449	11.98%	$ 1,298,449	12.76%
Total capital (to risk-weighted assets)	1,452,642	13.21%	1,426,433	14.02%
Tier 1 leverage capital (to average assets)	1,315,449	10.03%	1,298,449	10.17%

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

On December 11, 2014, the Company announced a new stock repurchase program whereby the Company may acquire up to an aggregate of 6% or 5,764,000 shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between December 11, 2014 through November 30, 2016.  The extent and timing of any repurchases will depend on market conditions and other corporate, legal and regulatory considerations.  Repurchased shares will be held as authorized but unissued shares.  These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors.  At March 31, 2015, no shares had been repurchased under this program.

The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation.  The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp.  The Company redeemed $8.25 million of the Junior Subordinated Debt Securities and $8.0 million of the related trust preferred securities assumed in the City Bancorp merger at par on January 8, 2014. The Company’s remaining $23.2 million in assumed trust preferred securities qualifies as Tier 1 capital at March 31, 2015 under Federal Reserve Board guidelines.  At March 31, 2015, the $23.2 million in assumed trust preferred securities were callable at the option of the Company upon obtaining approval of the Federal Reserve.

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related accrual of $16.7 million as of March 31, 2015 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

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

CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2015, there was no material change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2015, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.  CONTROLS AND PROCEDURES.

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number
	of Shares	Average Price
Period	Purchased (1)(2)	Paid per Share
January 1- January 31	41,599	$ 22.51
February 1-February 28	68,089	19.85
March 1-March 31	-	-

Total	109,688

 (1) This represents 41,599 shares redeemed in January 2015 and 23,199 shares redeemed in February 2015 from employees for tax withholding purposes upon vesting of restricted stock

(2) This represents 44,890 shares redeemed in February 2015 from employees for tax withholding purposes for stock compensation.

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

The Bank has since received notification from the CFPB that the staff of the CFPB is considering whether to recommend to the CFPB’s Office of Enforcement public enforcement action against the Bank and a referral to the DOJ for alleged violations of the Equal Credit Opportunity Act of 1974, as amended.  The Company and the Bank have responded to the CFPB as to why the Bank believes that (i) the practices of its fair lending program are lawful, and (ii) the CFPB should not commence enforcement action against the Bank.

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

ITEM 6.  EXHIBITS

(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (1)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (2)
(3)	(a)	Restated Articles of Incorporation, as amended. (3)
	(b)	Bylaws, as amended and restated. (4)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (5)
	(d)	Amendment No. 2 to Amended and Restated Bylaws. (6)
	(e)	Amendment No. 3 to Amended and Restated Bylaws. (6)
(4)	(a)	Specimen Common Stock Certificate. (7)
	(b)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)
(c)

Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)

	(d)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(e)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(f)	Junior Subordinated Debt Security Specimen. (9)
	(g)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (9)
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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of March 31, 2015 and 2014, and December 31, 2014, (ii) the Consolidated Statements of Income for the three-month periods ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three-month  periods ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

____________________________
(1)		Filed as Annex A to the Company's registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233) and incorporated by reference thereto.
(2)		Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(3)		Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(6)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (file number 1-12991) and incorporated by reference thereto.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (file number 0-10826) and incorporated by reference thereto.
(8)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 333-72712) and incorporated by reference thereto.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.
(Registrant)

DATE: May 4, 2015	/s/ William L. Prater
William L. Prater
Senior Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (1)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (2)
(3)	(a)	Restated Articles of Incorporation, as amended. (3)
	(b)	Bylaws, as amended and restated. (4)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (5)
	(d)	Amendment No. 2 to Amended and Restated Bylaws. (6)
	(e)	Amendment No. 3 to Amended and Restated Bylaws. (6)
(4)	(a)	Specimen Common Stock Certificate. (7)
	(b)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)
(c)

Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)

	(d)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(e)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(f)	Junior Subordinated Debt Security Specimen. (9)
	(g)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (9)
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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of March 31, 2015 and 2014, and December 31, 2014, (ii) the Consolidated Statements of Income for the three-month periods ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three-month  periods ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

____________________________
(1)		Filed as Annex A to the Company's registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233) and incorporated by reference thereto.
(2)		Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(6)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (file number 1-12991) and incorporated by reference thereto.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (file number 0-10826) and incorporated by reference thereto.
(8)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 333-72712) and incorporated by reference thereto.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.
*	Filed herewith.
**	Furnished herewith.