Form 10-Q
period 2015-06-30
BANCORPSOUTH INC
filed 2015-08-03
CIK 701853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________________________

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

 As of July 30, 2015, the registrant had outstanding 96,844,055 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

TABLE OF CONTENTS

PART I.	Financial Information		Page
	ITEM 1.	Financial Statements
		Consolidated Balance Sheets June 30, 2015 and 2014
		(Unaudited) and December 31, 2014	3
		Consolidated Statements of Income (Unaudited)
		Three Months and Six Months ended June 30, 2015 and 2014	4
		Consolidated Statements of Comprehensive Income (Unaudited)
		Three Months and Six Months ended June 30, 2015 and 2014	5
		Consolidated Statements of Cash Flows (Unaudited)
		Six Months Ended June 30, 2015 and 2014	6
		Notes to Consolidated Financial Statements (Unaudited)	7
	ITEM 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	42
	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	78
	ITEM 4.	Controls and Procedures	78

PART II.	Other Information
	ITEM 1.	Legal Proceedings	78
	ITEM 1A.	Risk Factors	80
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80
	ITEM 5.	Other Information	80
	ITEM 6.	Exhibits	80

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
	2015	2014	2014
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$ 183,541	$ 204,231	$ 201,196
Interest bearing deposits with other banks	34,438	153,019	44,949
Available-for-sale securities, at fair value	2,251,153	2,156,927	2,332,192
Loans and leases	10,041,455	9,749,540	9,347,429
Less: Unearned income	33,884	36,604	35,768
Allowance for credit losses	138,312	142,443	147,132
Net loans and leases	9,869,259	9,570,493	9,164,529
Loans held for sale, at fair value	199,370	141,015	105,643
Premises and equipment, net	303,837	304,943	310,515
Accrued interest receivable	41,065	41,985	40,697
Goodwill	291,498	291,498	291,498
Other identifiable intangibles	22,415	24,508	26,745
Bank-owned life insurance	247,983	247,076	241,962
Other real estate owned	24,299	33,984	55,253
Other assets	166,073	156,690	170,708
TOTAL ASSETS	$ 13,634,931	$ 13,326,369	$ 12,985,887

LIABILITIES
Deposits:
Demand: Noninterest bearing	$ 2,911,972	$ 2,778,686	$ 2,718,242
Interest bearing	4,881,469	4,868,054	4,511,760
Savings	1,407,616	1,331,963	1,299,203
Other time	1,933,904	1,993,636	2,141,209
Total deposits	11,134,961	10,972,339	10,670,414
Federal funds purchased and securities
sold under agreement to repurchase	375,980	388,166	394,446
Short-term Federal Home Loan Bank borrowings
and other short-term borrowing	92,500	3,500	2,000
Accrued interest payable	3,494	3,400	3,926
Junior subordinated debt securities	23,198	23,198	23,198
Long-term debt	73,962	78,148	83,835
Other liabilities	250,640	251,559	219,218
TOTAL LIABILITIES	11,954,735	11,720,310	11,397,037

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 96,755,530
96,254,903 and 96,046,057 shares, respectively	241,889	240,637	240,118
Capital surplus	337,272	324,271	321,952
Accumulated other comprehensive loss	(41,288)	(43,686)	(15,040)
Retained earnings	1,142,323	1,084,837	1,041,820
TOTAL SHAREHOLDERS' EQUITY	1,680,196	1,606,059	1,588,850
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 13,634,931	$ 13,326,369	$ 12,985,887

 (1)  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$ 103,428	$ 99,962	$ 205,563	$ 198,706
Deposits with other banks	126	87	362	363
Available-for-sale securities:
Taxable	6,424	7,133	13,268	14,680
Tax-exempt	3,335	3,669	6,712	7,384
Loans held for sale	1,317	648	2,222	965
Total interest revenue	114,630	111,499	228,127	222,098

INTEREST EXPENSE:
Deposits:
Interest bearing demand	2,262	1,905	4,445	3,825
Savings	426	402	838	793
Other time	3,827	5,249	7,835	11,139
Federal funds purchased and securities sold
under agreement to repurchase	85	80	167	158
Long-term debt	556	619	1,133	1,248
Junior subordinated debt	165	162	328	330
Other	-	1	(1)	1
Total interest expense	7,321	8,418	14,745	17,494
Net interest revenue	107,309	103,081	213,382	204,604
Provision for credit losses	(5,000)	-	(10,000)	-
Net interest revenue, after provision for
credit losses	112,309	103,081	223,382	204,604

NONINTEREST REVENUE:
Mortgage lending	14,102	9,089	22,669	12,483
Credit card, debit card and merchant fees	9,298	8,567	17,837	16,410
Deposit service charges	11,527	12,437	22,779	24,973
Security gains, net	41	5	55	1
Insurance commissions	29,319	28,621	62,812	60,220
Wealth management	5,508	5,929	11,718	11,951
Other	4,519	5,190	9,759	10,317
Total noninterest revenue	74,314	69,838	147,629	136,355

NONINTEREST EXPENSE:
Salaries and employee benefits	79,759	74,741	160,938	153,624
Occupancy, net of rental income	10,419	10,245	20,613	20,532
Equipment	4,024	4,169	7,998	8,668
Deposit insurance assessments	2,377	2,035	4,688	3,635
Other	31,598	36,764	70,873	68,202
Total noninterest expense	128,177	127,954	265,110	254,661
Income before income taxes	58,446	44,965	105,901	86,298
Income tax expense	18,733	14,097	33,922	26,986
Net income	$ 39,713	$ 30,868	$ 71,979	$ 59,312

Earnings per share: Basic	$ 0.41	$ 0.32	$ 0.75	$ 0.62
Diluted	$ 0.41	$ 0.32	$ 0.74	$ 0.62

Dividends declared per common share	$ 0.075	$ 0.05	$ 0.15	$ 0.10

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)
Net income	$ 39,713	$ 30,868	$ 71,979	$ 59,312
Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on securities	(5,365)	6,564	178	14,007
Pension and other postretirement benefits	1,110	456	2,220	912
Other comprehensive (loss) income, net of tax	(4,255)	7,020	2,398	14,919
Comprehensive income	$ 35,458	$ 37,888	$ 74,377	$ 74,231

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	June 30,
	2015	2014

	(In thousands)
Operating Activities:
Net income	$ 71,979	$ 59,312
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	(10,000)	-
Depreciation and amortization	13,411	13,569
Deferred taxes	-	(1,939)
Amortization of intangibles	2,093	2,206
Amortization of debt securities premium and discount, net	6,503	6,724
Share-based compensation expense	3,904	1,089
Security gains, net	(55)	(1)
Net deferred loan origination expense	(3,295)	(3,427)
Excess tax benefit from exercise of stock options	702	1,216
Decrease in interest receivable	920	1,453
Increase (decrease) in interest payable	94	(910)
Realized gain on mortgages sold	(21,672)	(15,477)
Proceeds from mortgages sold	687,076	496,915
Origination of mortgages held for sale	(728,269)	(488,120)
Loss on other real estate owned, net	2,634	5,587
Increase in bank-owned life insurance	(3,649)	(3,733)
Decrease in prepaid pension asset	-	2,829
Other, net	12,949	17,352
Net cash provided by operating activities	35,325	94,645
Investing activities:
Proceeds from calls and maturities of available-for-sale securities	151,206	275,038
Proceeds from sales of available-for-sale securities	1,110	-
Purchases of available-for-sale securities	(261,356)	(125,055)
Net increase in loans and leases	(290,005)	(395,544)
Purchases of premises and equipment	(12,818)	(8,905)
Proceeds from sale of premises and equipment	139	219
Purchase of bank-owned life insurance, net of proceeds from death benefits	2,742	1,206
Acquisition of Insurance agency	-	(5,060)
Proceeds from sale of other real estate owned	11,468	17,348
Other, net	(12)	(12)
Net cash used in investing activities	(397,526)	(240,765)
Financing activities:
Net increase (decrease) in deposits	162,622	(103,422)
Net increase (decrease) in short-term debt and other liabilities	76,806	(26,590)
Advances of long-term debt	-	8,000
Repayment of long-term debt	(4,186)	(3,879)
Redemption of junior subordinated debt	-	(8,248)
Issuance of common stock	5,168	9,461
Repurchase of common stock	(2,288)	(675)
Excess tax benefit from exercise of stock options	(702)	(1,216)
Payment of cash dividends	(14,490)	(9,589)
Net cash provided by (used in) financing activities	222,930	(136,158)

Decrease in cash and cash equivalents	(139,271)	(282,278)
Cash and cash equivalents at beginning of period	357,250	528,423
Cash and cash equivalents at end of period	$ 217,979	$ 246,145

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.  Certain 2014 amounts have been reclassified to conform with the 2015 presentation.

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

	June 30,		December 31,
	2015	2014	2014

	(In thousands)

Commercial and industrial	$ 1,735,444	$ 1,707,368	$ 1,753,041
Real estate
Consumer mortgages	2,374,122	2,071,503	2,257,726
Home equity	558,460	506,988	531,374
Agricultural	239,884	238,003	239,616
Commercial and industrial-owner occupied	1,596,244	1,505,679	1,522,536
Construction, acquisition and development	860,407	772,162	853,623
Commercial real estate	2,081,394	1,901,759	1,961,977
Credit cards	110,552	109,186	113,426
All other	484,948	534,781	516,221
Total	$ 10,041,455	$ 9,347,429	$ 9,749,540

The following table shows the Company’s loans and leases, net of unearned income, as of June 30, 2015 by segment, class and geographical location:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 204,492	$ 242,960	$ 223,437	$ 558,152	$ 81,380	$ 132,576	$ 261,777	$ 25,368	$ 1,730,142
Real estate
Consumer mortgages	216,904	290,517	195,055	781,620	69,791	243,264	381,966	195,005	2,374,122
Home equity	76,832	40,315	58,910	216,732	21,724	134,093	8,717	1,137	558,460
Agricultural	6,177	70,084	28,903	73,413	2,942	12,269	46,030	66	239,884
Commercial and industrial-owner occupied	178,562	192,245	187,334	596,559	58,108	163,451	209,016	10,969	1,596,244
Construction, acquisition and development	120,525	100,107	83,103	224,127	19,593	150,280	133,290	29,382	860,407
Commercial real estate	302,727	345,327	245,432	502,630	201,763	185,194	230,854	67,467	2,081,394
Credit cards	-	-	-	-	-	-	-	110,552	110,552
All other	29,618	36,406	25,019	198,509	2,322	32,805	36,230	95,457	456,366
Total	$ 1,135,837	$ 1,317,961	$ 1,047,193	$ 3,151,742	$ 457,623	$ 1,053,932	$ 1,307,880	$ 535,403	$ 10,007,571

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

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at June 30, 2015 and December 31, 2014:

	June 30, 2015
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 3,144	$ 999	$ 1,141	$ 5,284	$ 1,724,858	$ 1,730,142	$ 20
Real estate
Consumer mortgages	10,942	3,254	10,719	24,915	2,349,207	2,374,122	1,022
Home equity	2,662	479	1,803	4,944	553,516	558,460	141
Agricultural	171	12	9	192	239,692	239,884	-
Commercial and industrial-owner occupied	4,127	1,209	1,557	6,893	1,589,351	1,596,244	14
Construction, acquisition and development	915	530	2,758	4,203	856,204	860,407	-
Commercial real estate	3,041	738	4,790	8,569	2,072,825	2,081,394	-
Credit cards	364	237	360	961	109,591	110,552	342
All other	1,339	228	236	1,803	454,563	456,366	29
Total	$ 26,705	$ 7,686	$ 23,373	$ 57,764	$ 9,949,807	$ 10,007,571	$ 1,568

	December 31, 2014
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 2,322	$ 544	$ 601	$ 3,467	$ 1,743,019	$ 1,746,486	$ 41
Real estate
Consumer mortgages	10,725	3,797	11,167	25,689	2,232,037	2,257,726	1,828
Home equity	1,834	397	658	2,889	528,485	531,374	-
Agricultural	365	1	130	496	239,120	239,616	-
Commercial and industrial-owner occupied	1,005	463	3,337	4,805	1,517,731	1,522,536	39
Construction, acquisition and development	4,547	278	1,568	6,393	847,230	853,623	387
Commercial real estate	4,722	1	1,545	6,268	1,955,709	1,961,977	137
Credit cards	447	312	379	1,138	112,288	113,426	327
All other	1,562	203	102	1,867	484,305	486,172	4
Total	$ 27,529	$ 5,996	$ 19,487	$ 53,012	$ 9,659,924	$ 9,712,936	$ 2,763

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at June 30, 2015 and December 31, 2014:

	June 30, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,688,364	$ 695	$ 33,809	$ 107	$ -	$ 7,167	$ 1,730,142
Real estate
Consumer mortgages	2,288,980	-	81,312	226	-	3,604	2,374,122
Home equity	547,169	-	9,480	-	-	1,811	558,460
Agricultural	232,626	-	7,258	-	-	-	239,884
Commercial and industrial-owner occupied	1,538,436	-	47,991	233	-	9,584	1,596,244
Construction, acquisition and development	826,039	-	30,309	444	-	3,615	860,407
Commercial real estate	2,016,614	-	55,452	295	-	9,033	2,081,394
Credit cards	110,552	-	-	-	-	-	110,552
All other	443,484	-	12,583	-	-	299	456,366
Total	$ 9,692,264	$ 695	$ 278,194	$ 1,305	$ -	$ 35,113	$ 10,007,571

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,709,475	$ 978	$ 33,879	$ -	$ -	$ 2,154	$ 1,746,486
Real estate
Consumer mortgages	2,167,965	-	84,975	-	-	4,786	2,257,726
Home equity	521,011	-	9,744	-	-	619	531,374
Agricultural	227,688	-	11,928	-	-	-	239,616
Commercial and industrial-owner occupied	1,450,158	-	64,420	491	-	7,467	1,522,536
Construction, acquisition and development	811,227	-	39,675	334	-	2,387	853,623
Commercial real estate	1,893,514	-	57,761	184	-	10,518	1,961,977
Credit cards	113,426	-	-	-	-	-	113,426
All other	471,662	-	14,340	-	-	170	486,172
Total	$ 9,366,126	$ 978	$ 316,722	$ 1,009	$ -	$ 28,101	$ 9,712,936
(1)	Impaired loans are shown exclusive of accruing troubled debt restructurings (“TDRs”)

The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class as of and for the three months and six months ended June 30, 2015 and as of and for the year ended December 31, 2014:

	June 30, 2015
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Six months	Three months	Six months
	Investment	Balance of	Allowance	ended	ended	ended	ended
	in Impaired	Impaired	for Credit	June 30,	June 30,	June 30,	June 30,
	Loans	Loans	Losses	2015	2015	2015	2015
	(In thousands)
With no related allowance:
Commercial and industrial	$ 4,361	$ 5,551	$ -	$ 3,448	$ 2,341	$ 15	$ 19
Real estate:
Consumer mortgages	3,604	4,088	-	3,006	3,207	18	37
Home equity	1,411	1,411	-	1,010	610	3	4
Agricultural	-	-	-	-	-	-	-
Commercial and industrial-owner occupied	6,319	7,450	-	6,947	5,495	41	72
Construction, acquisition and development	3,615	3,818	-	4,780	3,983	6	12
Commercial real estate	8,238	10,707	-	8,127	8,185	52	116
All other	299	442	-	254	211	2	2
Total	$ 27,847	$ 33,467	$ -	$ 27,572	$ 24,032	$ 137	$ 262

With an allowance:
Commercial and industrial	$ 2,806	$ 2,806	$ 1,925	$ 3,903	$ 2,344	$ 11	$ 19
Real estate:
Consumer mortgages	-	-	-	659	608	4	9
Home equity	400	400	69	402	404	4	9
Agricultural	-	-	-	-	-	-	-
Commercial and industrial-owner occupied	3,265	3,265	1,699	3,031	2,797	19	37
Construction, acquisition and development	-	-	-	33	127	-	-
Commercial real estate	795	795	249	2,007	4,042	6	15
All other	-	-	-	-	-	-	-
Total	$ 7,266	$ 7,266	$ 3,942	$ 10,035	$ 10,322	$ 44	$ 89

Total:
Commercial and industrial	$ 7,167	$ 8,357	$ 1,925	$ 7,351	$ 4,685	$ 26	$ 38
Real estate:
Consumer mortgages	3,604	4,088	-	3,665	3,815	22	46
Home equity	1,811	1,811	69	1,412	1,014	7	13
Agricultural	-	-	-	-	-	-	-
Commercial and industrial-owner occupied	9,584	10,715	1,699	9,978	8,292	60	109
Construction, acquisition and development	3,615	3,818	-	4,813	4,110	6	12
Commercial real estate	9,033	11,502	249	10,134	12,227	58	131
All other	299	442	-	254	211	2	2
Total	$ 35,113	$ 40,733	$ 3,942	$ 37,607	$ 34,354	$ 181	$ 351

	December 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,235	$ 1,583	$ -	$ 1,271	$ 43
Real estate:
Consumer mortgages	3,503	4,356	-	4,282	72
Home equity	209	209	-	215	6
Agricultural	-	-	-	370	2
Commercial and industrial-owner occupied	6,503	7,634	-	4,687	70
Construction, acquisition and development	2,387	3,654	-	5,796	66
Commercial real estate	7,975	9,275	-	7,935	128
All other	170	314	-	187	8
Total	$ 21,982	$ 27,025	$ -	$ 24,743	$ 395

With an allowance:
Commercial and industrial	$ 919	$ 919	$ 215	$ 328	$ 19
Real estate:
Consumer mortgages	1,283	1,658	123	1,376	30
Home equity	410	410	70	-	-
Agricultural	-	-	-	43	-
Commercial and industrial-owner occupied	964	1,094	89	1,203	21
Construction, acquisition and development	-	-	-	542	-
Commercial real estate	2,543	2,543	1,022	5,706	87
All other	-	-	-	6	-
Total	$ 6,119	$ 6,624	$ 1,519	$ 9,204	$ 157

Total:
Commercial and industrial	$ 2,154	$ 2,502	$ 215	$ 1,599	$ 62
Real estate:
Consumer mortgages	4,786	6,014	123	5,658	102
Home equity	619	619	70	215	6
Agricultural	-	-	-	413	2
Commercial and industrial-owner occupied	7,467	8,728	89	5,890	91
Construction, acquisition and development	2,387	3,654	-	6,338	66
Commercial real estate	10,518	11,818	1,022	13,641	215
All other	170	314	-	193	8
Total	$ 28,101	$ 33,649	$ 1,519	$ 33,947	$ 552

The following tables provide details regarding impaired loans and leases, net of unearned income, which include troubled debt restructurings (TDRs), by segment and class as of and for the three months and six months ended June 30, 2015 and as of and for the year ended December 31, 2014:

	June 30, 2015
	Recorded	Unpaid Principal		Average Recorded Investment		Interest Income Recognized
	Investment	Balance of	Related	Three months	Six months	Three months	Six months
	in Impaired	Impaired Loans	Allowance	ended	ended	ended	ended
	Loans and	and	for Credit	June 30,	June 30,	June 30,	June 30,
	Accruing TDRs	Accruing TDRs	Losses	2015	2015	2015	2015
	(In thousands)
With no related allowance:
Commercial and industrial	$ 4,361	$ 5,551	$ -	$ 3,448	$ 2,341	$ 15	$ 19
Real estate:
Consumer mortgages	3,604	4,088	-	3,006	3,207	18	37
Home equity	1,411	1,411	-	1,010	610	3	4
Agricultural	-	-	-	-	-	-	-
Commercial and industrial-owner occupied	6,319	7,450	-	6,947	5,495	41	72
Construction, acquisition and development	3,615	3,818	-	4,780	3,983	6	12
Commercial real estate	8,238	10,707	-	8,127	8,185	52	116
All other	299	442	-	254	211	2	2
Total	$ 27,847	$ 33,467	$ -	$ 27,572	$ 24,032	$ 137	$ 262
With an allowance:
Commercial and industrial	$ 3,930	$ 3,931	$ 2,002	$ 4,382	$ 2,747	$ 17	$ 29
Real estate:
Consumer mortgages	1,657	1,669	547	2,123	2,636	18	48
Home equity	400	410	69	402	410	4	9
Agricultural	-	-	-	-	3	-	-
Commercial and industrial-owner occupied	8,924	9,184	1,861	7,140	7,092	51	113
Construction, acquisition and development	2,258	2,259	45	1,257	1,255	10	17
Commercial real estate	1,911	2,125	335	2,960	4,947	17	35
Credit card	1,028	1,028	51	1,069	1,028	107	210
All other	124	156	24	119	139	1	2
Total	$ 20,232	$ 20,762	$ 4,934	$ 19,452	$ 20,257	$ 225	$ 463
Total:
Commercial and industrial	$ 8,291	$ 9,482	$ 2,002	$ 7,830	$ 5,088	$ 32	$ 48
Real estate:
Consumer mortgages	5,261	5,757	547	5,129	5,843	36	85
Home equity	1,811	1,821	69	1,412	1,020	7	13
Agricultural	-	-	-	-	3	-	-
Commercial and industrial-owner occupied	15,243	16,634	1,861	14,087	12,587	92	185
Construction, acquisition and development	5,873	6,077	45	6,037	5,238	16	29
Commercial real estate	10,149	12,832	335	11,087	13,132	69	151
Credit card	1,028	1,028	51	1,069	1,028	107	210
All other	423	598	24	373	350	3	4
Total	$ 48,079	$ 54,229	$ 4,934	$ 47,024	$ 44,289	$ 362	$ 725

	December 31, 2014
	Recorded	Unpaid Principal
	Investment	Balance of	Related
	in Impaired	Impaired Loans	Allowance	Average	Interest
	Loans and	and	for Credit	Recorded	Income
	Accruing TDRs	Accruing TDRs	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,235	$ 1,583	$ -	$ 1,271	$ 43
Real estate:
Consumer mortgages	3,503	4,356	-	4,282	72
Home equity	209	209	-	215	6
Agricultural	-	-	-	370	2
Commercial and industrial-owner occupied	6,503	7,634	-	4,687	70
Construction, acquisition and development	2,387	3,654	-	5,796	66
Commercial real estate	7,975	9,275	-	7,935	128
All other	170	314	-	187	8
Total	$ 21,982	$ 27,025	$ -	$ 24,743	$ 395

With an allowance:
Commercial and industrial	$ 1,275	$ 1,276	$ 239	$ 1,208	$ 63
Real estate:
Consumer mortgages	4,832	5,549	875	4,278	140
Home equity	427	438	70	18	1
Agricultural	8	8	1	305	11
Commercial and industrial-owner occupied	5,520	5,856	404	6,571	243
Construction, acquisition and development	1,488	1,752	241	2,410	70
Commercial real estate	3,957	4,200	1,290	8,135	195
Credit cards	1,109	1,109	64	1,374	137
All other	154	195	46	143	5
Total	$ 18,770	$ 20,383	$ 3,230	$ 24,442	$ 865

Total:
Commercial and industrial	$ 2,510	$ 2,859	$ 239	$ 2,479	$ 106
Real estate:
Consumer mortgages	8,335	9,905	875	8,560	212
Home equity	636	647	70	233	7
Agricultural	8	8	1	675	13
Commercial and industrial-owner occupied	12,023	13,490	404	11,258	313
Construction, acquisition and development	3,875	5,406	241	8,206	136
Commercial real estate	11,932	13,475	1,290	16,070	323
Credit cards	1,109	1,109	64	1,374	137
All other	324	509	46	330	13
Total	$ 40,752	$ 47,408	$ 3,230	$ 49,185	$ 1,260

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables (“FASB ASC 310”), are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired exclusive of accruing TDRs at June 30, 2015 and December 31, 2014 was $35.1 million and $28.1 million, respectively.  At June 30, 2015 and December 31, 2014, $7.3 million and $6.1 million, respectively, of those impaired loans had a valuation allowance of $3.9 million and $1.5 million, respectively.  The remaining balance of impaired loans of $27.8 million and $22.0 million at June 30, 2015 and December 31, 2014, respectively, were charged down to fair value, less estimated selling costs which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as TDRs totaled $3.3 million and $4.6 million at June 30, 2015 and December 31, 2014, respectively.  The average recorded investment in impaired loans was $37.6 million and $34.4 for the three months and six months ended June 30, 2015 and $33.9 million for the year ended December 31, 2014.

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

	June 30,		December 31,
	2015	2014	2014

	(In thousands)

Non-accrual loans and leases	$ 67,766	$ 64,533	$ 58,052
Loans and leases 90 days or more past due, still accruing	1,568	2,406	2,763
Restructured loans and leases still accruing	10,109	6,712	10,920
Total non-performing loans and leases	$ 79,443	$ 73,651	$ 71,735

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At June 30, 2015, the Company’s geographic NPL distribution was concentrated primarily in its Arkansas and Mississippi markets.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	June 30,		December 31,
	2015	2014	2014

	(In thousands)
Commercial and industrial	$ 9,740	$ 2,917	$ 3,934
Real estate
Consumer mortgages	21,636	24,355	23,668
Home equity	3,550	2,116	2,253
Agricultural	259	595	291
Commercial and industrial-owner occupied	14,007	11,094	11,190
Construction, acquisition and development	5,411	9,202	4,162
Commercial real estate	12,397	13,406	11,915
Credit cards	157	132	133
All other	609	716	506
Total	$ 67,766	$ 64,533	$ 58,052

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  Other conditions that warrant a loan being considered a TDR include reductions in interest rates to below market rates due to bankruptcy plans or by the bank in an attempt to assist the borrower in working through liquidity problems.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as nonaccrual loans may generally be returned to accrual status in years after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower in accordance with the terms of the restructured loan and the interest rate at the time of restructure was at or above market for a comparable loan.  During the second quarter of 2015, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

The following tables summarize the financial effect of TDRs recorded during the periods indicated:

	Three months ended June 30, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial and industrial	4	$ 969	$ 964
Real estate
Consumer mortgages	5	322	322
Commercial and industrial-owner occupied	2	2,278	2,269
Construction, acquisition and development	2	201	199
Commercial real estate	2	603	210
All other	1	17	11
Total	16	$ 4,390	$ 3,975

	Six months ended June 30, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial and industrial	5	$ 1,096	$ 1,089
Real estate
Consumer mortgages	6	392	392
Commercial and industrial-owner occupied	7	5,277	5,257
Construction, acquisition and development	2	201	199
Commercial real estate	7	2,450	2,036
All other	2	38	31
Total	29	$ 9,454	$ 9,004

	Year ended December 31, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	5	$ 613	$ 613
Real estate
Consumer mortgages	33	4,823	4,263
Home equity	2	31	30
Agricultural	1	10	10
Commercial and industrial-owner occupied	8	2,103	1,810
Construction, acquisition and development	3	924	924
Commercial real estate	7	1,426	1,519
All other	14	290	286
Total	73	$ 10,220	$ 9,455

The tables below summarize TDRs within the previous 12 months for which there was a payment default during the period indicated (i.e., 30 days or more past due at any given time during the period indicated).

	Three months ended June 30, 2015
	Number of	Recorded
	Contracts	Investment

	(Dollars in thousands)
Commercial and industrial	1	$ 84
Real estate
Commercial and industrial-owner occupied	1	517
Commercial real estate	1	151
Total	3	$ 752

	Six months ended June 30, 2015
	Number of	Recorded
	Contracts	Investment

	(Dollars in thousands)
Commercial and industrial	1	$ 84
Real estate
Consumer mortgages	3	207
Commercial and industrial-owner occupied	1	517
Commercial real estate	1	151
Total	6	$ 959

	Year ended December 31, 2014
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Real estate
Consumer mortgages	8	$ 540
Commercial and industrial-owner occupied	2	784
Construction, acquisition and development	2	279
Commercial real estate	5	901
All other	6	65
Total	23	$ 2,569

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Six months ended
	June 30, 2015
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 21,419	$ (1,819)	$ 784	$ 1,094	$ 21,478
Real estate
Consumer mortgages	40,015	(1,467)	1,652	(1,895)	38,305
Home equity	9,542	(743)	426	408	9,633
Agricultural	3,420	(8)	305	(678)	3,039
Commercial and industrial-owner occupied	16,325	(798)	696	1,121	17,344
Construction, acquisition and development	9,885	(615)	9,582	(9,061)	9,791
Commercial real estate	23,562	(2,124)	1,320	(963)	21,795
Credit cards	6,514	(1,203)	336	(134)	5,513
All other	11,761	(1,020)	565	108	11,414
Total	$ 142,443	$ (9,797)	$ 15,666	$ (10,000)	$ 138,312

	Year ended
	December 31, 2014
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period

	(In thousands)
Commercial and industrial	$ 18,376	$ (2,546)	$ 2,298	$ 3,291	$ 21,419
Real estate
Consumer mortgages	39,525	(6,037)	3,267	3,260	40,015
Home equity	5,663	(1,359)	625	4,613	9,542
Agricultural	2,800	(765)	96	1,289	3,420
Commercial and industrial-owner occupied	17,059	(3,591)	1,112	1,745	16,325
Construction, acquisition and development	11,828	(3,731)	3,734	(1,946)	9,885
Commercial real estate	43,853	(1,795)	1,458	(19,954)	23,562
Credit cards	3,782	(2,359)	542	4,549	6,514
All other	10,350	(2,844)	1,102	3,153	11,761
Total	$ 153,236	$ (25,027)	$ 14,234	$ -	$ 142,443

	Six months ended
	June 30, 2014
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 18,376	$ (1,061)	$ 1,435	$ 848	$ 19,598
Real estate
Consumer mortgages	39,525	(3,627)	1,494	(922)	36,470
Home equity	5,663	(756)	366	147	5,420
Agricultural	2,800	(714)	35	355	2,476
Commercial and industrial-owner occupied	17,059	(2,142)	436	2,274	17,627
Construction, acquisition and development	11,828	(1,707)	2,445	(2,157)	10,409
Commercial real estate	43,853	(1,262)	549	158	43,298
Credit cards	3,782	(1,167)	266	(331)	2,550
All other	10,350	(1,254)	560	(372)	9,284
Total	$ 153,236	$ (13,690)	$ 7,586	$ -	$ 147,132

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated::

	June 30, 2015
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 7,167	$ 1,925	$ 19,553	$ 21,478
Real estate
Consumer mortgages	3,604	-	38,305	38,305
Home equity	1,811	69	9,564	9,633
Agricultural	-	-	3,039	3,039
Commercial and industrial-owner occupied	9,584	1,699	15,645	17,344
Construction, acquisition and development	3,615	-	9,791	9,791
Commercial real estate	9,033	249	21,546	21,795
Credit cards	-	-	5,513	5,513
All other	299	-	11,414	11,414
Total	$ 35,113	$ 3,942	$ 134,370	$ 138,312

	December 31, 2014
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 2,154	$ 215	$ 21,204	$ 21,419
Real estate
Consumer mortgages	4,786	123	39,892	40,015
Home equity	619	70	9,472	9,542
Agricultural	-	-	3,420	3,420
Commercial and industrial-owner occupied	7,467	89	16,236	16,325
Construction, acquisition and development	2,387	-	9,885	9,885
Commercial real estate	10,518	1,022	22,540	23,562
Credit cards	-	-	6,514	6,514
All other	170	-	11,761	11,761
Total	$ 28,101	$ 1,519	$ 140,924	$ 142,443

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.  As a result of the Company individually evaluating loans of $500,000 or more that are 60 or more days past due for impairment, further review of remaining loans collectively, as well as the corresponding potential allowance, would be immaterial in the opinion of management.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned (“OREO”) for the periods indicated:

	Six months ended		Year ended
	June 30,		December 31,
	2015	2014	2014

	(In thousands)
Balance at beginning of period	$ 33,984	$ 69,338	$ 69,338
Additions to foreclosed properties
New foreclosed properties	4,534	8,999	14,732
Reductions in foreclosed properties
Sales	(11,010)	(19,036)	(42,013)
Writedowns	(3,209)	(4,048)	(8,073)
Balance at end of period	$ 24,299	$ 55,253	$ 33,984

The following tables present the OREO by geographical location, segment and class as of the dates indicated:

	June 30, 2015
	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total

	(In thousands)
Commercial and industrial	$ 84	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 84
Real estate
Consumer mortgages	213	30	25	1,599	-	71	110	-	2,048
Home equity	-	-	-	101	-	-	-	-	101
Agricultural	-	-	-	25	-	-	-	-	25
Commercial and industrial-owner occupied	260	-	-	587	-	307	60	-	1,214
Construction, acquisition and development	3,887	84	130	13,165	-	2,373	-	-	19,639
Commercial real estate	170	-	-	714	-	122	63	-	1,069
All other	-	21	-	98	-	-	-	-	119
Total	$ 4,614	$ 135	$ 155	$ 16,289	$ -	$ 2,873	$ 233	$ -	$ 24,299

	December 31, 2014
	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 84	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 84
Real estate
Consumer mortgages	309	97	470	1,181	-	198	39	-	2,294
Home equity	24	-	-	188	-	-	-	-	212
Agricultural	-	-	-	25	-	-	-	-	25
Commercial and industrial-owner occupied	-	-	-	1,162	-	223	60	-	1,445
Construction, acquisition and development	7,302	84	140	17,152	-	3,006	56	-	27,740
Commercial real estate	1,000	256	-	646	-	121	63	-	2,086
All other	-	-	-	98	-	-	-	-	98
Total	$ 8,719	$ 437	$ 610	$ 20,452	$ -	$ 3,548	$ 218	$ -	$ 33,984

	June 30, 2014
	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 84	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 84
Real estate
Consumer mortgages	979	223	-	1,999	29	117	5	-	3,352
Home equity	-	-	-	370		-	-	-	370
Agricultural	-	-	-	216		462	-	-	678
Commercial and industrial-owner occupied	-	33	-	2,645		722	60	-	3,460
Construction, acquisition and development	11,084	91	239	24,817	794	6,491	-	-	43,516
Commercial real estate	352	288	-	1,771		1,102	-	-	3,513
All other	-	-	-	148		38	94	-	280
Total	$ 12,499	$ 635	$ 239	$ 31,966	$ 823	$ 8,932	$ 159	$ -	$ 55,253

The Company incurred total foreclosed property expenses of $1.6 million and $4.2 million for the three months ended June 30, 2015 and 2014, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $1.2 million and $3.2 million for the three months ended June 30, 2015 and 2014, respectively.   The Company incurred total foreclosed property expenses of $3.6 million and $6.8 million for the six months ended June 30, 2015 and 2014, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $2.6 million and $5.6 million for the six months ended June 30, 2015 and 2014, respectively.

NOTE 5 – SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of June 30, 2015 and 2014, respectively, and December 31, 2014 follows:

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,331,589	$ 5,341	$ 84	$ 1,336,846
Government agency issued residential
mortgage-backed securities	214,390	3,518	717	217,191
Government agency issued commercial
mortgage-backed securities	224,386	2,064	2,000	224,450
Obligations of states and political subdivisions	434,980	23,488	146	458,322
Other	13,123	1,221	-	14,344
Total	$ 2,218,468	$ 35,632	$ 2,947	$ 2,251,153

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,213,310	$ 4,093	$ 2,349	$ 1,215,054
Government agency issued residential
mortgage-backed securities	204,918	4,751	439	209,230
Government agency issued commercial
mortgage-backed securities	241,449	2,319	3,200	240,568
Obligations of states and political subdivisions	458,026	25,986	148	483,864
Other	6,864	1,347	-	8,211
Total	$ 2,124,567	$ 38,496	$ 6,136	$ 2,156,927

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,328,852	$ 6,995	$ 2,479	$ 1,333,368
Government agency issued residential
mortgage-backed securities	225,960	4,157	703	229,414
Government agency issued commercial
mortgage-backed securities	240,693	2,225	5,597	237,321
Obligations of states and political subdivisions	497,547	23,656	306	520,897
Other	10,056	1,136	-	11,192
Total	$ 2,303,108	$ 38,169	$ 9,085	$ 2,332,192

Gross gains of approximately $55,000 and no gross losses were recognized on available-for-sale securities during the first six months of 2015, while gross gains of approximately $9,000 and gross losses of approximately $8,000 were recognized during the first six months of 2014.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2015 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	June 30, 2015
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

	(Dollars in thousands)
Maturing in one year or less	$ 368,578	$ 370,600	1.48%
Maturing after one year through five years	1,083,006	1,087,776	1.23
Maturing after five years through ten years	47,952	49,740	4.96
Maturing after ten years	280,156	301,396	5.92
Mortgage-backed securities	438,776	441,641	2.04
Total	$ 2,218,468	$ 2,251,153

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 118,826	$ 68	$ 9,956	$ 16	$ 128,782	$ 84
Government agency issued residential
mortgage-backed securities	38,008	327	22,399	390	60,407	717
Government agency issued commercial
mortgage-backed securities	112,453	966	80,229	1,034	192,682	2,000
Obligations of states and
political subdivisions	21,582	109	4,101	37	25,683	146
Total	$ 290,869	$ 1,470	$ 116,685	$ 1,477	$ 407,554	$ 2,947

	December 31, 2014
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 237,891	$ 471	$ 283,643	$ 1,878	$ 521,534	$ 2,349
Government agency issued residential
mortgage-backed securities	-	-	24,565	439	24,565	439
Government agency issued commercial
mortgage-backed securities	3,822	24	203,520	3,176	207,342	3,200
Obligations of states and
political subdivisions	17,317	62	10,616	86	27,933	148
Total	$ 259,030	$ 557	$ 522,344	$ 5,579	$ 781,374	$ 6,136

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during the first six months of 2015.

NOTE 6 – PER SHARE DATA

Basic earnings per share (“EPS”) are calculated using the two-class method.  The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic EPS.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase approximately 32,400 shares of Company common stock with a weighted average exercise price of $25.31 per share for both the three months and six months ended June 30, 2015 were excluded from diluted shares.  Antidilutive other equity awards of approximately 12,000 and 6,000 shares of Company common stock for the three months and six months ended June 30, 2015 were also excluded from diluted shares.  Weighted-average antidilutive stock options to purchase approximately 414,000 and approximately 69,000 shares of Company common stock with a weighted average exercise price of $24.32 and $24.89 per share for the three months and six months ended June 30, 2014 were excluded from diluted shares. Antidilutive other equity awards of approximately 10,000 and 5,000 shares of Company common stock for the three months and six months ended June 30, 2014 were also excluded from diluted shares.  The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended June 30,
	2015			2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 39,713	96,626	$ 0.41	$ 30,868	96,034	$ 0.32
Effect of dilutive share-
based awards	-	332		-	339

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 39,713	96,958	$ 0.41	$ 30,868	96,373	$ 0.32

	Six months ended June 30,
	2015			2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 71,979	96,493	$ 0.75	$ 59,312	95,832	$ 0.62
Effect of dilutive share-
based awards	-	329		-	331

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 71,979	96,822	$ 0.74	$ 59,312	96,163	$ 0.62

NOTE 7 – COMPREHENSIVE INCOME

The following tables present the components of other comprehensive (loss) income and the related tax effects allocated to each component for the periods indicated:

	Three months ended June 30,
	2015			2014
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized (losses) gains on available-for-	(In thousands)
sale securities:
Unrealized (losses) gains arising during
holding period	$ (8,653)	$ 3,313	$ (5,340)	$ 10,643	$ (4,076)	$ 6,567
Reclassification adjustment for
net gains realized in net income (1)	(41)	16	(25)	(5)	2	(3)
Recognized employee benefit plan
net periodic benefit cost (2)	1,797	(687)	1,110	738	(282)	456
Other comprehensive (loss) income	$ (6,897)	$ 2,642	$ (4,255)	$ 11,376	$ (4,356)	$ 7,020
Net income			39,713			30,868
Comprehensive income			$ 35,458			$ 37,888

(1)  Reclassification adjustments for net gains (losses) on available-for-sale securities are reported as net security gains on the consolidated statements of income.

(2)  Recognized employee benefit plan net periodic benefit cost include amortization of unrecognized transition amount, recognized prior service cost and recognized net loss.  For more information, see Note 9 - Pension Benefits.

	Six months ended June 30,
	2015			2014
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized gains on available-for-	(In thousands)
sale securities:
Unrealized gains arising
during holding period	$ 380	$ (168)	$ 212	$ 22,705	$ (8,697)	$ 14,008
Reclassification adjustment for
net gains realized in net income (1)	(55)	21	(34)	(1)	-	(1)
Recognized employee benefit plan
net periodic benefit cost (2)	3,594	(1,374)	2,220	1,476	(564)	912
Other comprehensive income (loss)	$ 3,919	$ (1,521)	$ 2,398	$ 24,180	$ (9,261)	$ 14,919
Net income			71,979			59,312
Comprehensive income			$ 74,377			$ 74,231

(1)  Reclassification adjustments for net gains (losses) on available-for-sale securities are reported as net security gains on the consolidated statements of income.

(2)  Recognized employee benefit plan net periodic benefit cost include amortization of unrecognized transition amount, recognized prior service cost and recognized net loss.  For more information, see Note 9 - Pension Benefits.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the six months ended June 30, 2015 were as follows:

	Community	Insurance
	Banking	Agencies	Total

(In thousands)
Balance as of December 31, 2014	$ 217,618	$ 73,880	$ 291,498
Goodwill recorded during the period	-	-	-
Balance as of June 30, 2015	$ 217,618	$ 73,880	$ 291,498

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first six months of 2015 that indicated the necessity of an earlier goodwill impairment assessment.

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

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	June 30, 2015		December 31, 2014
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:	(In thousands)
Core deposit intangibles	$ 27,801	$ 23,028	$ 27,801	$ 22,782
Customer relationship intangibles	49,639	33,443	49,639	31,821
Non-solicitation intangibles	1,650	892	1,650	667
Total	$ 79,090	$ 57,363	$ 79,090	$ 55,270

Unamortized intangible assets:
Trade names	$ 688	$ -	$ 688	$ -

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$ 153	$ 130	$ 246	$ 267
Customer relationship intangibles	796	905	1,622	1,739
Non-solicitation intangibles	112	113	225	200
Total	$ 1,061	$ 1,148	$ 2,093	$ 2,206

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2015 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total

Estimated Amortization Expense:	(In thousands)
For year ending December 31, 2015	$ 487	$ 3,134	$ 375	$ 3,996
For year ending December 31, 2016	451	2,673	225	3,349
For year ending December 31, 2017	419	2,380	200	2,999
For year ending December 31, 2018	390	2,009	183	2,582
For year ending December 31, 2019	363	1,689	-	2,052

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)
Service cost	$ 2,615	$ 2,234	$ 5,230	$ 4,468
Interest cost	2,588	2,339	5,176	4,678
Expected return on assets	(2,693)	(2,634)	(5,387)	(5,268)
Amortization of unrecognized transition amount	-	5	-	10
Recognized prior service cost	(180)	(192)	(359)	(384)
Recognized net loss	1,976	926	3,952	1,852
Net periodic benefit costs	$ 4,306	$ 2,678	$ 8,612	$ 5,356

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

Results of operations and selected financial information by operating segment for the three-month and six-month periods ended June 30, 2015 and 2014 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended June 30, 2015:
Results of Operations
Net interest revenue	$ 97,679	$ 35	$ 9,595	$ 107,309
Provision for credit losses	(5,831)	-	831	(5,000)
Net interest revenue after provision for credit losses	103,510	35	8,764	112,309
Noninterest revenue	16,311	29,280	28,723	74,314
Noninterest expense	72,041	25,296	30,840	128,177
Income before income taxes	47,780	4,019	6,647	58,446
Income tax expense	15,856	1,609	1,268	18,733
Net income	$ 31,924	$ 2,410	$ 5,379	$ 39,713
Selected Financial Information
Total assets at end of period	$ 9,867,629	$ 211,142	$ 3,556,160	$ 13,634,931
Depreciation and amortization	5,551	1,232	$ 966	7,749

Three months ended June 30, 2014:
Results of Operations
Net interest revenue	$ 94,425	$ 30	$ 8,626	$ 103,081
Provision for credit losses	(548)	-	548	-
Net interest revenue after provision for credit losses	94,973	30	8,078	103,081
Noninterest revenue	19,113	28,872	21,853	69,838
Noninterest expense	74,453	24,371	29,130	127,954
Income before income taxes	39,633	4,531	801	44,965
Income tax expense (benefit)	12,952	1,807	(662)	14,097
Net income	$ 26,681	$ 2,724	$ 1,463	$ 30,868
Selected Financial Information
Total assets at end of period	$ 9,550,723	$ 205,756	$ 3,229,408	$ 12,985,887
Depreciation and amortization	5,833	1,346	$ 342	8,144

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total

	(In thousands)
Six months ended June 30, 2015
Results of Operations
Net interest revenue	$ 194,518	$ 67	$ 18,797	$ 213,382
Provision for credit losses	(9,798)	-	(202)	(10,000)
Net interest revenue after provision for credit losses	204,316	67	18,999	223,382
Noninterest revenue	32,307	62,478	52,844	147,629
Noninterest expense	153,806	50,612	60,692	265,110
Income before income taxes	82,817	11,933	11,151	105,901
Income tax expense	26,347	4,755	2,820	33,922
Net income	$ 56,470	$ 7,178	$ 8,331	$ 71,979
Selected Financial Information
Total assets at end of period	$ 9,867,629	$ 211,142	3,556,160	$ 13,634,931
Depreciation and amortization	11,089	2,497	1,918	15,504

Six months ended June 30, 2014
Results of Operations
Net interest revenue	$ 187,588	$ 58	$ 16,649	$ 204,604
Provision for credit losses	476	-	(476)	-
Net interest revenue after provision for credit losses	187,112	58	17,434	204,604
Noninterest revenue	38,483	60,493	37,379	136,355
Noninterest expense	151,088	48,686	54,887	254,661
Income before income taxes	74,507	11,865	(74)	86,298
Income tax expense (benefit)	24,182	4,725	(1,921)	26,986
Net income	$ 50,325	$ 7,140	$ 1,847	$ 59,312
Selected Financial Information
Total assets at end of period	$ 9,550,723	$ 205,756	$ 3,229,408	$ 12,985,887
Depreciation and amortization	11,229	2,623	1,923	15,775

The increase in income for the General, Corporate and Other division for the three months  and six months ended June 30, 2015 compared to the same periods in 2014 is mainly due to an increase in mortgage lending revenue.

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

	June 30,		December 31,
	2015	2014	2014

	(Dollars in thousands)
Unpaid principal balance	$ 5,802,407	$ 5,630,192	$ 5,686,756
Weighted-average prepayment speed (CPR)	10.0	11.3	11.6
Discount rate (annual percentage)	9.8	10.3	9.8
Weighted-average coupon interest rate (percentage)	4.1	4.1	4.1
Weighted-average remaining maturity (months)	316.0	312.0	314.0
Weighted-average servicing fee (basis points)	26.6	26.6	26.5

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

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2015	2014

	(In thousands)
Fair value as of January 1	$ 51,296	$ 54,662
Additions:
Origination of servicing assets	6,843	4,025
Changes in fair value:
Due to payoffs/paydowns	(3,494)	(2,754)
Due to change in valuation inputs or assumptions
used in the valuation model	1,282	(3,658)
Other changes in fair value	(3)	(3)
Fair value as of June 30	$ 55,924	$ 52,272

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $4.0 million and $3.8 million and late and other ancillary fees of approximately $314,000 and $306,000 for the three months ended June 30, 2015 and 2014, respectively.  The Company recorded contractual servicing fees of $7.8 million and $7.5 million and late and other ancillary fees of approximately $662,000 and $640,000 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS AND OFFSETTING ASSETS AND LIABILITIES

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At June 30, 2015, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $280.8 million with a carrying value and fair value reflecting a gain of $2.2 million.  At June 30, 2014, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $151.3 million with a carrying value and fair value reflecting a loss of $1.0 million.  At June 30, 2015, the notional amount of commitments to fund individual fixed-rate mortgage loans was $184.9 million with a carrying value and fair value reflecting a gain of $4.5 million.  At June 30, 2014, the notional amount of commitments to fund individual fixed-rate mortgage loans was $114.2 million with a carrying value and fair value reflecting a gain of $3.5 million.

The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of June 30, 2015, the notional amount of customer related derivative financial instruments was $288.7 million with an average maturity of 44 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.  As of June 30, 2014, the notional amount of customer related derivative financial instruments was $352.7 million with an average maturity of 53 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.

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

The following tables present components of financial instruments eligible for offsetting for the periods indicated:

	June 30, 2015
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 7,013	$ -	$ 7,013	$ -	$ -	$ 7,013
Loan/lease interest rate swaps	18,565	-	18,565	-	-	18,565
Total financial assets	$ 25,578	$ -	$ 25,578	$ -	$ -	$ 25,578

Financial liabilities:
Derivatives:
Forward commitments	$ 304	$ -	$ 304	$ -	$ -	$ 304
Loan/lease interest rate swaps	18,565	-	18,565	-	(18,565)	-
Repurchase arrangements	375,980	-	375,980	(375,980)	-	-
Total financial liabilities	$ 394,849	$ -	$ 394,849	$ (375,980)	$ (18,565)	$ 304

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

Derivative instruments.  The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  Fair value of these derivative instruments is measured on a recurring basis using recent observable market prices.  The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates ranging from 1.5% to 5.8%.  The Company also considers the associated counterparty credit risk when determining the fair value of these instruments.  The Company’s interest rate swaps, commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.

Loans held for sale.     Loans held for sale are carried at fair value.  The fair value of loans held for sale is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics.  Therefore, loans held for sale are subjected to recurring fair value adjustments and are classified as Level 2.  The Company obtains quotes, bids or pricing indications on all or part of these loans directly from the buyers.  Premiums and discounts received or to be received on the quotes, bids or pricing indications are indicative of the fact that the cost is lower or higher than fair value.  Loans held for sale prior to the second quarter of 2014 were carried at the lower of cost or estimated fair value and were subject to nonrecurring fair value adjustments.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and 2014:

	June 30, 2015
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,336,846	$ -	$ 1,336,846
Government agency issued residential
mortgage-backed securities	-	217,191	-	217,191
Government agency issued commercial
mortgage-backed securities	-	224,450	-	224,450
Obligations of states and
political subdivisions	-	458,322	-	458,322
Other	1,160	13,184	-	14,344
Mortgage servicing rights	-	-	55,924	55,924
Derivative instruments	-	-	25,307	25,307
Loans held for sale	-	199,370	-	199,370
Total	$ 1,160	$ 2,449,363	$ 81,231	$ 2,531,754
Liabilities:
Derivative instruments	$ -	$ -	$ 18,869	$ 18,869

	June 30, 2014
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,333,368	$ -	$ 1,333,368
Government agency issued residential
mortgage-backed securities	-	229,414	-	229,414
Government agency issued commercial
mortgage-backed securities	-	237,321	-	237,321
Obligations of states and
political subdivisions	-	520,897	-	520,897
Other	1,090	10,102	-	11,192
Mortgage servicing rights	-	-	52,272	52,272
Derivative instruments	-	-	29,625	29,625
Loans held for sale	-	105,643	-	105,643
Total	$ 1,090	$ 2,436,745	$ 81,897	$ 2,519,732
Liabilities:
Derivative instruments	$ -	$ -	$ 27,593	$ 27,593

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six-month periods ended June 30, 2015 and 2014:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities

(In thousands)
Balance at December 31, 2014	$ 51,296	$ 623	$ -
Year to date net gains included in:
Net (loss) gain	(2,215)	5,815	-
Other comprehensive income	-	-	-
Additions	6,843	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at June 30, 2015	$ 55,924	$ 6,438	$ -
Net unrealized gains included in net income for the
quarter relating to assets and liabilities held at June 30, 2015	$ 4,321	$ 3,017	$ -

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities

(In thousands)
Balance at December 31, 2013	$ 54,662	$ 878	$ -
Year to date net gains included in:
Net (loss) gain	(6,415)	1,154	-
Other comprehensive income	-	-	-
Additions	4,025	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at June 30, 2014	$ 52,272	$ 2,032	$ -
Net unrealized (losses) gains included in net income for the
quarter relating to assets and liabilities held at June 30, 2014	$ (2,111)	$ 1,417	$ -

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2015 and 2014:

	June 30, 2015
					Total
	Level 1	Level 2	Level 3	Total	Losses

Assets:	(In thousands)
Impaired loans	$ -	$ -	$ 35,113	35,113	$ (3,942)
Other real estate owned	-	-	24,299	24,299	(11,807)

	June 30, 2014
					Total
	Level 1	Level 2	Level 3	Total	Losses

Assets:	(In thousands)
Impaired loans	-	-	30,128	30,128	(1,371)
Other real estate owned	-	-	55,253	55,253	(17,357)

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

Lending Commitments.  The Company’s lending commitments are negotiated at prevailing market rates and are relatively short-term in nature.  As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time.  Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements.  The Company’s lending commitments are classified as Level 2.    The Company’s off-balance sheet commitments including letters of credit, which totaled $96.4 million at June 30, 2015, are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The following table presents carrying and fair value information of financial instruments at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:	(In thousands)
Cash and due from banks	$ 183,541	$ 183,541	$ 204,231	$ 204,231
Interest bearing deposits with other banks	34,438	34,438	153,019	153,019
Available-for-sale securities	2,251,153	2,251,153	2,156,927	2,156,927
Net loans and leases	9,869,259	9,967,969	9,570,493	10,066,945
Loans held for sale	199,370	199,370	141,015	141,015

Liabilities:
Noninterest bearing deposits	2,911,972	2,911,972	2,778,686	2,778,686
Savings and interest bearing deposits	6,289,085	6,289,085	6,200,017	6,200,017
Other time deposits	1,933,904	1,946,877	1,993,636	2,005,023
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	468,480	468,503	391,666	391,743
Long-term debt and other borrowings	97,177	100,961	101,372	106,218

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	2,204	2,204	(1,163)	(1,163)
Commitments to fund fixed rate
mortgage loans	4,505	4,505	2,137	2,137
Interest rate swap position to receive	18,294	18,294	21,653	21,653
Interest rate swap position to pay	(18,565)	(18,565)	(22,004)	(22,004)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months and six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)
Bank-owned life insurance	$ 1,835	$ 1,885	$ 3,734	$ 3,733
Other miscellaneous income	2,684	3,305	6,025	6,584
Total other noninterest income	$ 4,519	$ 5,190	$ 9,759	$ 10,317

The following table details other noninterest expense for the three months and six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)
Amortization of bond issue cost	$ 12	$ 12	$ 24	$ 24
Advertising	1,686	1,331	2,467	1,963
Foreclosed property expense	1,625	4,202	3,596	6,757
Telecommunications	1,897	2,258	3,819	4,506
Public relations	653	857	1,223	1,679
Data processing	5,324	5,384	10,717	10,614
Computer software	2,690	2,851	5,296	5,274
Amortization of intangibles	1,061	1,148	2,093	2,206
Legal fees	1,998	3,002	9,679	4,880
Merger expense	4	1,010	4	1,570
Postage and shipping	1,194	1,116	2,366	2,403
Other miscellaneous expense	13,454	13,593	29,589	26,326
Total other noninterest expense	$ 31,598	$ 36,764	$ 70,873	$ 68,202

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related accrual of $16.6 million as of June 30, 2015 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

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

On July 31, 2014, the Company and its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint has subsequently been amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015 the court granted in part and denied in part the defendants’ motion to dismiss and dismissed the claims concerning the Company’s expectations about the closing of the mergers.  The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper.  No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

NOTE 17 – LONG-TERM DEBT

On August 8, 2013, the Company entered into a Credit Agreement with U.S. Bank National Association (“U.S. Bank”) as a lender and administrative agent, and First Tennessee Bank, National Association, as a lender.  The Credit Agreement includes an unsecured revolving loan of up to $25.0 million that terminates and the outstanding balance of which is payable in full on August 8, 2015,  which the Bank does not plan to renew, and an unsecured multi-draw term loan of up to $60.0 million, which commitment terminated on February 28, 2014 and the outstanding balance of which is payable in full on August 8, 2018.  The proceeds from the term loan may be used to repurchase trust preferred securities, and the proceeds from the revolving loan may be used for working capital, capital expenditures and other lawful corporate purposes.  Borrowings under the Credit Agreement bear interest at a Eurocurrency or base rate plus, in each case, an applicable interest rate margin.

The Company had long-term borrowings from U.S. Bank totaling $44.0 million at June 30, 2015 and $48.2 million at December 31, 2014.  The Company also had long-term borrowings from FHLB of $30.0 million at both June 30, 2015 and December 31, 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based upon historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by their reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “foresee,” “hope,” “intend,” “may,” “might,” “plan,” “will,” or “would” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the terms, timing and closings of the proposed mergers with Ouachita Bancshares Corp. and Central Community Corporation, the Company’s ability to operate its regulatory compliance programs consistent with federal, state and local laws, including its Bank Secrecy Act (“BSA”) and anti-money laundering (“AML”) compliance programs, the findings and results of the joint investigation by the Consumer Financial Protection Bureau (the “CFPB”) and the United States Department of Justice (“DOJ”) of the Company’s fair lending practices, the acceptance by customers of Ouachita Bancshares Corp. and Central Community Corporation of the Company’s products and services if the proposed mergers close, the outcome of any instituted, pending or threatened material litigation, amortization expense for intangible assets, goodwill impairments, loan impairment, utilization of appraisals and inspections for real estate loans, maturity, renewal or extension of construction, acquisition and development loans, net interest revenue, fair value determinations, the amount of the Company’s non-performing loans and leases, additions to OREO, credit quality, credit losses, liquidity, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, continued weakness in the economic environment, early identification and resolution of credit issues, utilization of non-GAAP financial measures, the ability of the Company to collect all amounts due according to the contractual terms of loan agreements, the Company’s reserve for losses from representation and warranty obligations, the Company’s foreclosure process related to mortgage loans, the resolution of non-performing loans that are collaterally dependent, real estate values, fully-indexed interest rates, interest rate risk, interest rate sensitivity, calculation of economic value of equity, impaired loan charge-offs, troubled debt restructurings, diversification of the Company’s revenue stream, liquidity needs and strategies, sources of funding, net interest margin, declaration and payment of dividends, cost saving initiatives, improvement in the Company’s efficiencies, operating expense trends, future acquisitions and consideration to be used therefore, the impact of litigation regarding debit card fees and the impact of certain claims and ongoing, pending or threatened litigation, administrative and investigatory matters.

The Company cautions readers not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors may include, but are not limited to, the Company’s ability to operate its regulatory compliance programs consistent with federal, state and local laws, including its BSA/AML compliance programs, the findings and results of the CFPB in its review of the Company’s fair lending practices, the ability of the Company, Ouachita Bancshares Corp. and Central Community Corporation to obtain regulatory approval of and close the proposed mergers, the potential impact upon the Company of the delay in the closings of these proposed mergers, the impact of any ongoing, pending or threatened litigation, administrative and investigatory matters involving the Company, conditions in the financial markets and economic conditions generally, the adequacy of the Company’s provision and allowance for credit losses to cover actual credit losses, the credit risk associated with real estate construction, acquisition and development loans, losses resulting from the significant amount of the Company’s OREO, limitations on the Company’s ability to declare and pay dividends, the availability of capital on favorable terms if and when needed, liquidity risk, governmental regulation, including the Dodd-Frank Act, and supervision of the Company’s operations, the short-term and long-term impact of changes to banking capital standards on the Company’s regulatory capital and liquidity, the impact of regulations on service charges on the Company’s core deposit accounts, the susceptibility of the Company’s business to local economic and environmental conditions, the soundness of other financial institutions, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, volatility in capital and credit markets, reputational risk, the impact of the loss of any key Company personnel, the impact of hurricanes or other adverse weather events, any requirement that the Company write down goodwill or other intangible assets, diversification in the types of financial services the Company offers, the Company’s ability to adapt its products and services to evolving industry standards and consumer preferences, competition with other financial services companies, risks in connection with completed or potential acquisitions, the Company’s growth strategy, interruptions or breaches in the Company’s information system security, the failure of certain third-party vendors to perform, unfavorable ratings by rating agencies, dilution caused by the Company’s issuance of any additional shares of its common stock to raise capital or acquire other banks, bank holding companies, financial holding companies and insurance agencies, other factors generally understood to affect the assets, business, cash flows, financial condition, liquidity, and prospects and/or results of operations of financial services companies.

We provide greater detail regarding these and other factors elsewhere in this report including in the Risk Factors and Management’s Discussion and Analysis, and from time to time in the Company’s press and news releases, reports and other filings with the Securities and Exchange Commission (“SEC”).  Forward-looking statements speak only as of the date that they were made, and, except as required by law, the Company does not undertake any obligation to update or revise forward-looking statements to reflect events or circumstances that occur after the date of this report.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.6 billion in assets at June 30, 2015.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its insurance agency subsidiary provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, please refer to the unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2015 and 2014 and as of December 31, 2014 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on such reported financial information.

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, during recent years, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry.  The Company was not immune to such pressures and the economic downturn had a negative impact on the Company and its customers in all of the markets that it serves.  However, the Company’s financial condition has improved the past two years and continued to improve during the first six months of 2015 as reflected by decreases in the allowance for credit losses, gross charge-offs and recoveries, and total non-performing assets (“NPAs”), when compared to prior periods.

Management believes that the Company is better positioned with respect to overall credit quality as evidenced by the continued improvement in credit quality metrics especially when comparing June 30, 2015 to December 31, 2014 and June 30, 2014.  Management believes, however, that future weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.

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

The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations:

SELECTED FINANCIAL DATA

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

	(Dollars in thousands, except per share data)
Earnings Summary:
Total interest revenue	$ 114,630	$ 111,499	$ 228,127	$ 222,098
Total interest expense	7,321	8,418	14,745	17,494
Net interest income	107,309	103,081	213,382	204,604
Provision for credit losses	(5,000)	-	(10,000)	-
Noninterest revenue	74,314	69,838	147,629	136,355
Noninterest expense	128,177	127,954	265,110	254,661
Income before income taxes	58,446	44,965	105,901	86,298
Income tax expense	18,733	14,097	33,922	26,986
Net income	$ 39,713	$ 30,868	$ 71,979	$ 59,312

Balance Sheet - Period-end balances:
Total assets	$ 13,634,931	$ 12,985,887	$ 13,634,931	$ 12,985,887
Total securities	2,251,153	2,332,192	2,251,153	2,332,192
Loans and leases, net of unearned income	10,007,571	9,311,661	10,007,571	9,311,661
Total deposits	11,134,961	10,670,414	11,134,961	10,670,414
Long-term debt	73,962	83,835	73,962	83,835
Total shareholders' equity	1,680,196	1,588,850	1,680,196	1,588,850

Balance Sheet-Average Balances:
Total assets	$ 13,516,546	$ 12,933,879	$ 13,487,270	$ 13,010,080
Total securities	2,211,931	2,394,045	2,201,518	2,422,951
Loans and leases, net of unearned income	9,868,318	9,232,743	9,770,197	9,128,031
Total deposits	11,148,246	10,650,077	11,137,289	10,737,208
Long-term debt	73,962	83,967	75,014	85,857
Total shareholders' equity	1,659,991	1,574,588	1,642,342	1,556,344

Common Share Data:
Basic earnings per share	$ 0.41	$ 0.32	$ 0.75	$ 0.62
Diluted earnings per share	0.41	0.32	0.74	0.62
Cash dividends per share	0.075	0.05	0.15	0.10
Book value per share	17.37	16.54	17.37	16.54
Tangible book value per share	14.12	13.23	14.12	13.23
Dividend payout ratio	18.25%	15.56%	20.16%	16.13%

Financial Ratios (Annualized):
Return on average assets	1.18%	0.96%	1.08%	0.92%
Return on average shareholders' equity	9.60	7.86	8.84	7.69
Total shareholders' equity to total assets	12.32	12.24	12.32	12.24
Tangible shareholders' equity to tangible assets	10.26	10.03	10.26	10.03
Net interest margin-fully taxable equivalent	3.54	3.59	3.55	3.57

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	(0.27)%	0.11%	(0.13)%	0.13%
Provision for credit losses to average loans and leases	(0.20)	-	(0.11)	-
Allowance for credit losses to net loans and leases	1.38	1.58	1.38	1.58
Allowance for credit losses to NPLs	174.10	199.77	174.10	199.77
Allowance for credit losses to NPAs	133.32	114.14	133.32	114.14
NPLs to net loans and leases	0.79	0.79	0.79	0.79
NPAs to net loans and leases	1.04	1.38	1.04	1.38

Captial Adequacy:
Common equity Tier 1 capital	12.68%	NA	12.68%	NA
Tier 1 capital	12.89	13.09%	12.89	13.09%
Total capital	14.13	14.35	14.13	14.35
Tier 1 leverage capital	10.96	10.33	10.96	10.33

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

	June 30,
	2015	2014

	(Dollars in thousands, except per share data)
Tangible Assets:
Total assets	$ 13,634,931	$ 12,985,887
Less: Goodwill	291,498	291,498
Other identifiable intangible assets	22,415	26,745
Total tangible assets	$ 13,321,018	$ 12,667,644

Tangible Shareholders' Equity:
Total shareholders' equity	$ 1,680,196	$ 1,588,850
Less: Goodwill	291,498	291,498
Other identifiable intangible assets	22,415	26,745
Total tangible shareholders' equity	$ 1,366,283	$ 1,270,607

Total common shares outstanding	96,755,530	96,046,057

Tangible shareholders' equity to tangible assets	10.26%	10.03%

Tangible book value per share	$ 14.12	$ 13.23

FINANCIAL HIGHLIGHTS

The Company reported net income of $39.7 million for the second quarter of 2015, compared to net income of $30.9 million for the same quarter of 2014.  For the first six months of 2015, the Company reported net income of $72.0 million, compared to net income of $59.3 million for the first six months of 2014.  A factor contributing to the increase in net income for the three months and six months ended June 30, 2015 was the increase in net interest income, as net interest revenue was $107.3 million for the second quarter of 2015, compared to  $103.1 million for the second quarter of 2014 and was $213.4 million for the first six months of 2015 compared to $204.6 million for the first six months of 2014.  The increase in net interest revenue for the comparable three month and six month periods is a result of the increase in loan and lease revenue coupled with the decrease in interest expense associated with other time deposits.    The negative provision for credit losses reflected the impact of elevated levels of recoveries and continued improvement in portfolio credit.  Net recoveries were $6.7 million, or 0.27% of average loans and leases, during the second quarter of 2015, compared to net charge-offs of $2.6 million, or 0.11% of average loans and leases, during the second quarter of 2014 and net recoveries were $5.9 million, or 0.13% of average loans and leases, during the first six months of 2015, compared to net charge-offs of  $6.1 million, or 0.13% of average loans and leases, during the first six months of 2014.

The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $107.3 million for the second quarter of 2015, an increase of $4.2 million, or 4.1%, from  $103.1 million for the second quarter of 2014.  Net interest revenue was $213.4 million for the first six months of 2015, an increase of $8.8 million, or 4.3%, from  $204.6 million for the first six months of 2014.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The increase in net interest revenue for the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014 was primarily a result of the increase in interest revenue related to loans and leases due to the increasing loan portfolio coupled with the decrease in interest expense related to the decrease in rates paid on interest-bearing liabilities.  Rates paid on interest bearing liabilities decreased as a result of reduced average balances and rates on other time deposits.

Interest revenue increased approximately $3.1 million or 2.8%, in the second quarter of 2015 compared to the second quarter of 2014 and increased $6.0 million, or 2.7%, in the first six months of 2015 compared to the first six months of 2014.  The Company has managed to increase loans as new loan production more than offset loan runoff in several loan categories during 2015.  The decrease in interest expense was the result of a decrease in other time deposits and the corresponding rates, which resulted in a decrease in total interest expense of $1.1 million, or 13.0%, in the second quarter of 2015 compared to the second quarter of 2014 and a decrease of $2.7 million, or 15.7% for the first six months of 2015 compared to the first six months of 2014.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue increased $4.5 million, or 6.4%, for the second quarter of 2015 compared to the second quarter of 2014 and increased $11.3 million, or 8.3%, for the first six months of 2015 compared to the first six months of 2014.  One of the primary contributors to the increase in noninterest revenue was the increase in mortgage lending revenue to $14.1 million for the second quarter of 2015 compared to $9.1 million for the second quarter of 2014 and to $22.7 million for the first six months of 2015 compared to $12.5 million for the first six months of 2014.  The increase in mortgage lending revenue was impacted by the change in fair value of MSRs.  The fair value of MSRs increased $4.3 million during the second quarter of 2015 compared to a decrease of $2.1 million during the second quarter of 2014 and increased $1.3 million during the first six months of 2015 compared to a decrease of $3.7 million for the first six months of 2014.  Mortgage origination volume increased 43.3% to $417.2 million for the second quarter of 2015 compared to $291.0 million for the second quarter of 2014 and increased 49.2% to $728.3 million for the first six months of 2015 compared to $488.1 million for the first six months of 2014.

The increase in insurance commissions also contributed to the increase in noninterest revenue as insurance commissions increased approximately $700,000 or 2.4% to $29.3 million during the second quarter of 2015 compared to $28.6 million during the second quarter of 2014 and increased $2.6 million or 4.3% to $62.8 million during the first six months of 2015 compared to $60.2 million during the first six months of 2014.  The increases in insurance commissions that are received from insurance carriers are primarily a result of new policies and growth from existing customers.  There were no significant non-recurring noninterest revenue items during the first six months of 2015 or 2014.
Total noninterest expense increased 0.2% to $128.2 million for the second quarter of 2015 compared to $128.0 million for the second quarter of 2014 and increased 4.1% to $265.1 million for the first six months of 2015 compared to $254.7 million for the first six months of 2014.  The increase in noninterest expense during the first six months of 2015 compared to the first six months of 2014 was primarily a result of increases in salaries and employee benefits.  Salaries and employee benefits increased as a result of increases in pension expenses due to annual revisions to actuarial assumptions, including updates to the Society of Actuaries pension plan mortality tables.  The increase in other noninterest expenses was primarily a result of additional litigation reserves related to various legal matters recorded during the first six months of 2015.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail below.

RESULTS OF OPERATIONS

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage interest-earning assets and interest-bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months and six months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 9,868.3	$ 104.3	4.24%	$ 9,232.7	$ 100.9	4.38%
Loans held for sale	151.1	1.3	3.50%	53.7	0.7	4.84%
Available-for-sale securities:
Taxable	1,834.0	6.4	1.40%	1,977.5	7.1	1.45%
Non-taxable (3)	377.9	5.2	5.44%	416.5	5.6	5.44%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	212.7	0.1	0.24%	145.6	0.1	0.24%
Total interest earning
assets and revenue	12,444.0	117.3	3.78%	11,826.0	114.4	3.88%
Other assets	1,212.7			1,257.6
Less: Allowance for credit losses	(140.2)			(149.7)
Total	$ 13,516.5			$ 12,933.9

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,899.5	$ 2.3	0.19%	$ 4,492.5	$ 1.9	0.17%
Savings	1,404.3	0.4	0.12%	1,298.8	0.4	0.12%
Other time	1,949.0	3.8	0.79%	2,174.8	5.2	0.97%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	406.0	0.1	0.11%	439.2	0.1	0.09%
Junior subordinated debt securities	23.2	0.2	2.86%	23.2	0.2	2.81%
Long-term debt	74.0	0.5	2.90%	84.0	0.6	2.84%
Total interest bearing
liabilities and expense	8,756.0	7.3	0.34%	8,512.5	8.4	0.40%
Demand deposits -
noninterest bearing	2,895.4			2,683.9
Other liabilities	205.1			162.9
Total liabilities	11,856.5			11,359.3
Shareholders' equity	1,660.0			1,574.6
Total	$ 13,516.5			$ 12,933.9
Net interest revenue-FTE		$ 110.0			$ 106.0
Net interest margin-FTE			3.54%			3.59%
Net interest rate spread			3.44%			3.48%
Interest bearing liabilities to
interest earning assets			70.36%			71.98%

(1)  Includes taxable equivalent adjustment to interest of $0.9 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively, using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $1.9 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively, using an effective tax rate of 35%.

	Six months ended June 30,
	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 9,770.2	$ 207.2	4.28%	$ 9,128.0	$ 200.4	4.43%
Loans held for sale	130.3	2.2	3.44%	44.6	1.0	4.37%
Available-for-sale securities:
Taxable	1,817.6	13.3	1.47%	2,006.9	14.7	1.48%
Non-taxable (3)	384.0	10.3	5.42%	416.0	11.4	5.51%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	319.1	0.4	0.23%	296.5	0.3	0.25%
Total interest earning
assets and revenue	12,421.2	233.4	3.79%	11,892.0	227.8	3.86%
Other assets	1,207.0			1,269.7
Less: allowance for credit losses	(140.9)			(151.6)
Total	$ 13,487.3			$ 13,010.1

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,942.3	$ 4.5	0.18%	$ 4,574.7	$ 3.8	0.17%
Savings	1,381.6	0.8	0.12%	1,279.9	0.8	0.12%
Other time	1,961.5	7.8	0.81%	2,216.8	11.1	1.01%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	403.7	0.2	0.11%	448.8	0.2	0.08%
Junior subordinated debt securities	23.2	0.3	2.85%	23.5	0.4	2.84%
Long-term FHLB borrowings	75.0	1.1	2.89%	85.9	1.2	2.87%
Total interest bearing
liabilities and expense	8,787.3	14.7	0.34%	8,629.6	17.5	0.41%
Demand deposits -
noninterest bearing	2,851.9			2,665.8
Other liabilities	205.8			158.4
Total liabilities	11,845.0			11,453.8
Shareholders' equity	1,642.3			1,556.3
Total	$ 13,487.3			$ 13,010.1
Net interest revenue-FTE		$ 218.7			$ 210.3
Net interest margin-FTE			3.55%			3.57%
Net interest rate spread			3.45%			3.45%
Interest bearing liabilities to
interest earning assets			70.74%			72.57%

(1)  Includes taxable equivalent adjustment to interest of $1.8 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively, using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $3.8 million and $4.0 million for the six months ended June 30, 2015 and 2014, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended June 30, 2015 increased $4.0 million, or 3.8%, compared to the same period in 2014.  Net interest revenue-FTE for the six-month period ended June 30, 2015 increased $8.4 million, or 4.0%, compared to the same period in 2014.  The increase in net interest revenue-FTE for the comparable three-month and six-month periods was primarily a result of the increase in interest revenue-FTE related to the increase in average earning assets combined with the decrease in interest expense related to the decrease in yields on interest-bearing liabilities exceeding the effects of decreased yields on earning assets and increased average interest-bearing liabilities.  The increase in earning assets was a result of loan run-off being more than replaced with new lower yielding loans.  The decrease in earning asset yields was primarily a result of declining loan yields as interest rates continue to be at historically low levels.  Yields on interest-bearing liabilities decreased as a result of rate decreases in the average balance and rates paid on other time deposits while average balances and yields on interest bearing demand and savings deposits increased.

Interest revenue-FTE for the three-month period ended June 30, 2015 increased $2.9 million, or 2.5%, compared to the same period in 2014.  Interest revenue-FTE for the six-month period ended June 30, 2015 increased $5.6 million, or 2.5%, compared to the same period in 2014.  The increase in interest revenue-FTE for these periods was a result of the declining loan yields, as interest rates continued to be at historically low levels, being more than offset by loan growth noticed during the second quarter and first six months of 2015.  The yield on average interest-earning assets decreased 10 basis points for the second quarter of 2015 compared to the same period in 2014 and 7  basis points for the first six months of 2015 compared to the same period in 2014.  Average interest-earning assets increased $618.0 million, or 5.2%, for the three-month period ended June 30, 2015, compared to the same period in 2014.  Average interest-earning assets increased $529.2 million, or 4.5%, for the six-month period ended June 30, 2015, compared to the same period in 2014.

Interest expense for the three-month period ended June 30, 2015 decreased $1.1 million, or 13.1%, compared to the same period in 2014.  Interest expense for the six-month period ended June 30, 2015 decreased $2.8 million, or 16.0%, compared to the same period in 2014.  The decrease in interest expense for these periods was a result of the decrease in other time deposits and their corresponding rates.  Average rates paid on interest-bearing liabilities decreased 6  basis points for both the second quarter of 2015 compared to the second quarter of 2014 and the first six months of 2015 compared to the same period in 2014. Average interest bearing liabilities increased $243.5 million, or 2.9%, for the second quarter of 2015 compared to the second quarter of 2014 and increased $157.7 million, or 1.8%, for the six-month period ended June 30, 2015 compared to the same period in 2014.    The increase in average interest bearing liabilities for these periods was primarily a result of increases in average interest bearing demand and savings deposits more than offsetting the decrease in other time deposits.

Net interest margin was 3.54% for the three months ended June 30, 2015, a decrease of 5 basis points from 3.59% for the three months ended June 30, 2014.  Net interest margin was 3.55% for the six months ended June 30, 2015, a decrease of 2 basis points from 3.57% for the six months ended June 30, 2014.  The decrease in the net interest margin for these periods was due to declining yields on interest bearing liabilities being more than offset by the declining yields on interest earning assets as loan runoff was more than replaced by lower yielding loans.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or re-pricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at June 30, 2015:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years

	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$ 34,438	$ -	$ -	$ -
Available-for-sale and trading securities	170,557	402,059	1,442,500	236,037
Loans and leases, net of unearned income	3,403,811	1,824,805	3,935,326	843,629
Loans held for sale	199,370	-	-	-
Total interest earning assets	3,808,176	2,226,864	5,377,826	1,079,666
Interest bearing liabilities:
Interest bearing demand and savings deposits	6,289,085	-	-	-
Other time deposits	364,251	784,227	785,296	130
Federal funds purchased and securities
sold under agreement to repurchase,
short-term FHLB borrowings and other
short-term borrowings	466,980	1,500	-	-
Long-term debt and junior
subordinated debt securities	-	-	73,962	23,198
Other	-	17	-	-
Total interest bearing liabilities	7,120,316	785,744	859,258	23,328
Interest rate sensitivity gap	$ (3,312,140)	$ 1,441,120	$ 4,518,568	$ 1,056,338
Cumulative interest sensitivity gap	$ (3,312,140)	$ (1,871,020)	$ 2,647,548	$ 3,703,886

In the event interest rates increase after June 30, 2015, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest-earning assets.  However, the Company’s historical repricing sensitivity on interest-bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after June 30, 2015, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest-bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at June 30, 2015 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.

As of June 30, 2015,  the Bank had $2.7 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.05%, an average maturity of 124 months and a fully-indexed interest rate of 3.83% at June 30, 2015.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At June 30, 2015, the Company had $583.4 million, $2.6 billion and $662.1 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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

The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of June 30, 2015 and 2014 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.

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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	June 30, 2015	June 30, 2014
+400 basis points	6.8%	4.5%
+300 basis points	8.6%	7.5%
+200 basis points	8.7%	8.9%
+100 basis points	3.9%	4.2%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	June 30, 2015	June 30, 2014
+400 basis points	31.2%	25.3%
+300 basis points	23.6%	19.9%
+200 basis points	14.3%	10.7%
+100 basis points	6.8%	5.2%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	June 30, 2015	June 30, 2014
+200 basis points	3.3%	3.9%
-200 basis points	NM	NM
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

The provision for credit losses is the periodic cost of providing an allowance or reserve for estimated probable losses on loans and leases.  The Board of Directors has appointed a Credit Committee, composed of senior management and loan administration staff which meets on a quarterly basis or more frequently if required to review the recommendations of several internal working groups developed for specific purposes including the allowance for loans and lease losses, impairments and charge-offs.  The allowance for loan and lease losses group (“ALLL group”) bases its estimates of credit losses on three primary components:  (1) estimates of inherent losses that may exist in various segments of performing loans and leases; (2) specifically identified losses in individually analyzed credits; and (3) qualitative factors that may impact the performance of the loan and lease portfolio.  Factors such as financial condition of the borrower and guarantor, recent credit performance, delinquency, liquidity, cash flows, collateral type and value are used to assess credit risk.  Expected loss estimates are influenced by the historical losses experienced by the Bank for loans and leases of comparable creditworthiness and structure.  Specific loss assessments are performed for loans and leases of significant size and delinquency based upon the collateral protection and expected future cash flows to determine the amount of impairment under FASB ASC 310, Receivables (“FASB ASC 310”).  In addition, qualitative factors such as changes in economic and business conditions, concentrations of risk, acquisitions and changes in portfolio risk resulting from regulatory changes are considered in determining the adequacy of the level of the allowance for credit losses.

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

At June 30, 2015, impaired loans totaled $35.1 million, which was net of cumulative charge-offs of $5.6 million.  Additionally, the Company had specific reserves for impaired loans of $3.9 million included in the allowance for credit losses.  Impaired loans at June 30, 2015 were primarily from the Company’s commercial real estate and commercial and industrial-owner occupied portfolios.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, OREO marketing period of 180-360 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.

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

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$ 136,660	$ 149,704	$ 142,443	$ 153,236

Loans and leases charged off:
Commercial and industrial	(1,436)	(860)	(1,819)	(1,061)
Real estate
Consumer mortgages	(575)	(1,682)	(1,467)	(3,627)
Home equity	(245)	(438)	(743)	(756)
Agricultural	-	(18)	(8)	(714)
Commercial and industrial-owner occupied	(404)	(936)	(798)	(2,142)
Construction, acquisition and development	(272)	(41)	(615)	(1,707)
Commercial real estate	(1,117)	(361)	(2,124)	(1,262)
Credit cards	(527)	(608)	(1,203)	(1,167)
All other	(441)	(671)	(1,020)	(1,254)
Total loans charged off	(5,017)	(5,615)	(9,797)	(13,690)

Recoveries:
Commercial and industrial	282	359	784	1,435
Real estate
Consumer mortgages	1,024	956	1,652	1,494
Home equity	185	182	426	366
Agricultural	36	26	305	35
Commercial and industrial-owner occupied	146	78	696	436
Construction, acquisition and development	8,978	808	9,582	2,445
Commercial real estate	600	226	1,320	549
Credit cards	183	135	336	266
All other	235	273	565	560
Total recoveries	11,669	3,043	15,666	7,586
Net recoveries (charge-offs)	6,652	(2,572)	5,869	(6,104)
Provision charged to operating expense	(5,000)	-	(10,000)	-
Balance, end of period	$ 138,312	$ 147,132	$ 138,312	$ 147,132

Average loans for period	$ 9,868,318	$ 9,232,743	$ 9,217,563	$ 9,128,031
Ratios:
Net (recoveries) charge-offs to average loans (annualized)	(0.27%)	0.11%	(0.13%)	0.13%
Provision for credit losses to average
loans and leases, net of unearned income (annualized)	(0.20%)	0.00%	(0.11%)	0.00%
Allowance for credit losses to loans
and leases, net of unearned income	1.38%	1.58%	1.38%	1.58%

Net recoveries were  $6.7 million in the second quarter of 2015 compared to net charge-offs of $2.6 million in the second quarter of 2014. Net recoveries in the first six months of 2015 were $5.9 million compared to net charge-offs of $6.1 million in the first six months of 2014.  Net recoveries in the first six months of 2015, coupled with improvement in criticized assets, contributed to a negative provision for credit losses of $5.0 million and  $10.0 million being recorded in the second quarter and first six months of 2015, respectively.  There was no provision for credit losses for the three-month or six-month periods ended June 30, 2014.

Annualized net recoveries as a percentage of average loans and leases for the second quarter of 2015 were 0.27%, compared to annualized net charge-offs as a percentage of average loans and leases of 0.11% for the second quarter of 2014.  Annualized net recoveries as a percentage of average loans and leases for the first six months of 2015 were 0.13% compared to annualized net charge-offs as a percentage of average loans and leases of 0.13% for the same period in 2014.  The 2015 net recovery was a result of elevated levels of recoveries primarily in the construction, acquisition and development real estate portfolio.  Total recoveries were $11.7 million and $15.7 million for the three-month and six-month periods ended June 30, 2015, compared to $3.0 million and $7.6 million for the three-month and six-month periods ended June 30, 2014 with 76.9% of the second quarter 2015 recoveries being noticed in the real estate construction, acquisition and development portfolio.

A $10.0 million negative provision for credit losses was recorded for the first six months of 2015  while no provision was recorded for the first six months of 2014.  The negative provision for credit losses for the first six months of 2015 was a result of improving credit trends, including the elevated levels of recoveries.  As of June 30, 2015 and 2014,  52% and 47%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 86% and 80% of their contractual principal balance at June 30, 2015 and 2014, respectively.  Non-accrual loans not impaired are loans that either fall below the impairment threshold or are not determined to be collaterally dependant.

The allowance for credit losses decreased $8.8 million to $138.3 million at June 30, 2015 compared to $147.1 million at June 30, 2014.  The decrease was a result of improving credit metrics since June 30, 2014, including reductions in classified loans and lower net charge-off levels.

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

	June 30,				December 31,
	2015		2014		2014
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$ 21,478	17.3%	$ 19,598	18.3%	$ 21,419	18.0%
Real estate
Consumer mortgages	38,305	23.6%	36,470	22.2%	40,015	23.2%
Home equity	9,633	5.6%	5,420	5.4%	9,542	5.4%
Agricultural	3,039	2.4%	2,476	2.5%	3,420	2.5%
Commercial and industrial-owner occupied	17,344	15.9%	17,627	16.1%	16,325	15.6%
Construction, acquisition and development	9,791	8.6%	10,409	8.3%	9,885	8.7%
Commercial real estate	21,795	20.7%	43,298	20.3%	23,562	20.1%
Credit cards	5,513	1.1%	2,550	1.2%	6,514	1.2%
All other	11,414	4.8%	9,284	5.7%	11,761	5.3%
Total	$ 138,312	100.0%	$ 147,132	100.0%	$ 142,443	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months and six months ended June 30, 2015 and 2014 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	June 30,
	2015	2014	% Change

	(Dollars in thousands)
Mortgage lending	$ 14,102	$ 9,089	55.2%
Credit card, debit card and merchant fees	9,298	8,567	8.5
Deposit service charges	11,527	12,437	(7.3)
Securities gains (losses), net	41	5	NM
Insurance commissions	29,319	28,621	2.4
Trust income*	3,543	3,624	(2.2)
Annuity fees *	470	695	(32.4)
Brokerage commissions and fees*	1,495	1,610	(7.1)
Bank-owned life insurance	1,835	1,885	(2.7)
Other miscellaneous income	2,684	3,305	(18.8)
Total noninterest revenue	$ 74,314	$ 69,838	6.4%
* Included in Wealth Management revenue on the Consolidated Statements of Income

NM= Not meaningful

	Six months ended
	June 30,
	2015	2014	% Change

	(Dollars in thousands)
Mortgage lending	$ 22,669	$ 12,483	81.6%
Credit card, debit card and merchant fees	17,837	16,410	8.7
Deposit service charges	22,779	24,973	(8.8)
Securities gains, net	55	1	NM
Insurance commissions	62,812	60,220	4.3
Trust income*	7,579	7,192	5.4
Annuity fees*	1,028	1,467	(29.9)
Brokerage commissions and fees*	3,111	3,292	(5.5)
Bank-owned life insurance	3,734	3,733	0.0
Other miscellaneous income	6,025	6,584	(8.5)
Total noninterest revenue	$ 147,629	$ 136,355	8.3%
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

In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first six months of 2015,  14 mortgage loans totaling $1.8 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $174,000 was recognized related to these repurchased or make whole loans.  During the first six months of 2014,  ten mortgage loans totaling approximately $181,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $181,000 was recognized related to these repurchased or make whole loans.

 At June 30, 2015, the Company had accrued $1.1 million for its estimate of losses from representation and warranty obligations.  The reserve was based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

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

Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $417.2 million and $291.0 million produced origination revenue of $7.4 million and $8.8 million for the quarters ended June 30, 2015 and 2014, respectively.  Mortgage loan origination volumes of $728.3 million and $488.1 million produced origination revenue of $16.3 million and $10.7 million for the first six months ended June 30, 2015 and 2014, respectively.  The decrease in mortgage origination revenue for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is a result of the larger growth noticed in the held for sale pipeline during the second quarter of 2014 than the growth noticed in the held for sale pipeline during the second quarter of 2015.

Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $4.3 million and $4.1 million for the quarters ended June 30, 2015 and 2014, respectively.   For the six months ended June 30, 2015 and 2014, revenue from the servicing of loans was $8.6 million and $8.2 million, respectively

Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $1.9 million and $1.6 million for the quarters ended June 30, 2015 and 2014, respectively.  Decreases in value from principal payments, prepayments and payoffs were $3.5 million and $2.8 million for the six months ended June 30, 2015 and 2014, respectively. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in a changing interest rate environment.  Reflecting this sensitivity to interest rates, the fair value of MSRs increased $4.3 million and decreased $2.1 million for the quarters ended June 30, 2015 and 2014, respectively,  and increased $1.3 million and decreased  $3.7 million for the first six months of 2015 and 2014, respectively.

	Three months ended
	June 30,
	2015	2014	% Change

	(Dollars in thousands)
Mortgage revenue:
Origination	$ 7,395	$ 8,758	(15.6)%
Servicing	4,316	4,058	6.4
Payoffs/Paydowns	(1,930)	(1,616)	19.4
	9,781	11,200
MSR market value adjustment	4,321	(2,111)	NM
Mortgage lending revenue	$ 14,102	$ 9,089	55.2%

	(Dollars in millions)
Origination volume	$ 417	$ 291	43.3%
NM=Not meaningful

	Six months ended
	June 30,
	2015	2014	% Change

	(Dollars in thousands)
Mortgage revenue:
Origination	$ 16,309	$ 10,722	52.1%
Servicing	8,572	8,173	4.9
Payoffs/Paydowns	(3,494)	(2,754)	26.9
	21,387	16,141
MSR market value adjustment	1,282	(3,658)	NM
Mortgage lending revenue	$ 22,669	$ 12,483	81.6%

	(Dollars in millions)
Origination volume	$ 728	$ 488	49.2%

Mortgage loans serviced at period-end	$ 5,802	$ 5,630	3.1%

NM=Not meaningful

Credit card, debit card and merchant fees increased slightly for the comparable three-month and six-month  periods as a result of new account volume noticed since June 30, 2014.  Deposit service charge revenue decreased slightly when comparing the three-month and six-month periods ended June 30, 2015 and 2014 due to modifications made on the calculation and assessment of overdraft fees since June 30, 2014.

Net security gains of approximately $41,000 and $55,000 for the three-month and six-month period ended June 30, 2015 and net security gains of approximately $5,000 and $1,000 for the three-month and six-month period ended June 30, 2014 were a result of sales and calls of available-for-sale securities.

Insurance commissions increased for the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014 as a result of new policies and growth from existing customers.  Trust income remained relatively stable during the second quarter of 2015 compared to the second quarter of 2014 and increased slightly for the first six months of 2015 compared to the first six months of 2014 as a result of increases in the assets under management or in custody combined with fees generated by customers added since June 30, 2014.  Annuity fees decreased 32.4% for the first three months of 2015 compared to the first three months of 2014 and decreased 29.9% for the first six months of 2015 compared to the first six months of 2014 as a result of less annuity sales during 2015.  Brokerage commissions and fees decreased 7.1% and 5.5% for the comparable three-month and six-month periods, respectively, as a result of decreases in sales of all brokerage products. Bank-owned life insurance remained relatively stable for the comparable three-month and six-month period.    Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items decreased for the comparable three-month and six-month periods ended June 30, 2015 and 2014 as a result of decreases in miscellaneous other investment income combined with losses recorded on the sale and disposal of fixed assets.

 Noninterest Expense

The components of noninterest expense for the three months and six months ended June 30, 2015 and 2014 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	June 30,
	2015	2014	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 79,759	$ 74,741	6.7%
Occupancy, net	10,419	10,245	1.7
Equipment	4,024	4,169	(3.5)
Deposit insurance assessments	2,377	2,035	16.8
Amortization of bond issue cost	12	12	0.0
Advertising	1,686	1,331	26.7
Foreclosed property expense	1,625	4,202	(61.3)
Telecommunications	1,897	2,258	(16.0)
Public relations	653	857	(23.8)
Data processing	5,324	5,384	(1.1)
Computer software	2,690	2,851	(5.6)
Amortization of intangibles	1,061	1,148	(7.6)
Legal fees	1,998	3,002	(33.4)
Merger expense	4	1,010	NM
Postage and shipping	1,194	1,116	7.0
Other miscellaneous expense	13,454	13,593	(1.0)
Total noninterest expense	$ 128,177	$ 127,954	0.2%

NM= Not meaningful

	Six months ended
	June 30,
	2015	2014	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 160,938	$ 153,624	4.8%
Occupancy, net of rental income	20,613	20,532	0.4
Equipment	7,998	8,668	(7.7)
Deposit insurance assessments	4,688	3,635	29.0
Amortization of bond issue cost	24	24	0.0
Advertising	2,467	1,963	25.7
Foreclosed property expense	3,596	6,757	(46.8)
Telecommunications	3,819	4,506	(15.2)
Public relations	1,223	1,679	(27.2)
Data processing	10,717	10,614	1.0
Computer software	5,296	5,274	0.4
Amortization of intangibles	2,093	2,206	(5.1)
Legal fees	9,679	4,880	98.3
Merger expense	4	1,570	NM
Postage and shipping	2,366	2,403	(1.5)
Other miscellaneous expense	29,589	26,326	12.4
Total noninterest expense	$ 265,110	$ 254,661	4.1%

NM= Not meaningful

Salaries and employee benefit expense increased slightly for the three months and six months ended 2015 compared to the same periods in 2014 with the slight increase a result of an increase in pension expense, a component of salaries and employee benefits, due to annual revisions to actuarial assumptions, including updates to the Society of Actuaries pension plan mortality tables.  Occupancy expense remained relatively stable for the comparable three-month and six-month periods.  Equipment expense decreased 3.5% and 7.7% for the comparable three-month and six-month periods, respectively, as a result of decreases in depreciation expense.  Deposit insurance assessments increased 16.8% and 29.0% for the comparable three-month and six-month periods, respectively, as a result of movement evidenced in several variables utilized by the FDIC in calculating the deposit insurance assessment.

Foreclosed property expense decreased 61.3% and 46.8% for the comparable three months and six months ended June 30, 2015, respectively, as a result of the net gains on the sale of real estate and fewer writedowns of foreclosed property.  During the first six months of 2015, the Company added $4.5 million to OREO through foreclosures.  Sales of OREO in the first six months of 2015 were $11.0 million, resulting in a net gain of approximately  $575,000.  The components of foreclosed property expense for the three months and six months ended June 30, 2015 and 2014 and the percentage change between periods are shown in the following tables:

	Three months ended
	June 30,
	2015	2014	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$ 204	$ 1,073	(81.0)%
Writedown of other real estate owned	1,036	2,217	(53.3)
Other foreclosed property expense	385	912	(57.8)
Total foreclosed property expense	$ 1,625	$ 4,202	(61.3)%

	Six months ended
	June 30,
	2015	2014	% Change
	(Dollars in thousands)
(Gain) loss on sale of other real estate owned	$ (575)	$ 1,539	NM
Writedown of other real estate owned	3,209	4,048	(20.7)%
Other foreclosed property expense	962	1,170	(17.8)
Total foreclosed property expense	$ 3,596	$ 6,757	(46.8)%

NM= Not meaningful

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising, telecommunications and public relations, the primary fluctuations included the increase in legal fees and other miscellaneous expense.    The increase in legal fees is a result of additional litigation reserves related to various legal matters recorded in the first six months of 2015 with no additional litigation reserves recorded in the first six months 2014.  The increase in other miscellaneous expense is a result of additional costs recorded during the first six months of 2015 related to consulting and compliance services. These services are related to BSA and AML compliance remediation.

Income Tax

The Company recorded income tax expense of $18.7 million for the second quarter of 2015, compared to income tax expense of $14.1 million for the second quarter of 2014.   Income tax expense was $33.9 million for the first six months of 2015, compared to income tax expense of $27.0 million for the first six months of 2014.   The Company calculated the provision for income taxes for the three months and six months ended June 30, 2015, by applying the estimated annual effective tax rate to year-to-date pre-tax income.  For the three months and six months ended June 30, 2014, the provision for income taxes was calculated based on actual year-to-date results of operations, including tax preference items through June 30, 2014.   The primary differences between the Company’s recorded expense for the second quarter and first six months of 2015 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income and other tax preference items.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at June 30, 2015 were $12.5 billion, or 91.6% of total assets, compared with $12.2 billion, or 91.3% of total assets, at December 31, 2014.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 79.3% of average earning assets during the second quarter of 2015.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $10.0 billion and $9.7 billion at June 30, 2015 and December 31, 2014, respectively.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	June 30,		December 31,
	2015	2014	2014

	(In thousands)

Commercial and industrial	$ 1,735,444	$ 1,707,368	$ 1,753,041
Real estate
Consumer mortgages	2,374,122	2,071,503	2,257,726
Home equity	558,460	506,988	531,374
Agricultural	239,884	238,003	239,616
Commercial and industrial-owner occupied	1,596,244	1,505,679	1,522,536
Construction, acquisition and development	860,407	772,162	853,623
Commercial real estate	2,081,394	1,901,759	1,961,977
Credit cards	110,552	109,186	113,426
All other	484,948	534,781	516,221
Total	$ 10,041,455	$ 9,347,429	$ 9,749,540

The following table shows the Company’s loans and leases, net of unearned income by segment, class and geographical location as of June 30, 2015:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 204,492	$ 242,960	$ 223,437	$ 558,152	$ 81,380	$ 132,576	$ 261,777	$ 25,368	$ 1,730,142
Real estate
Consumer mortgages	216,904	290,517	195,055	781,620	69,791	243,264	381,966	195,005	2,374,122
Home equity	76,832	40,315	58,910	216,732	21,724	134,093	8,717	1,137	558,460
Agricultural	6,177	70,084	28,903	73,413	2,942	12,269	46,030	66	239,884
Commercial and industrial-owner occupied	178,562	192,245	187,334	596,559	58,108	163,451	209,016	10,969	1,596,244
Construction, acquisition and development	120,525	100,107	83,103	224,127	19,593	150,280	133,290	29,382	860,407
Commercial real estate	302,727	345,327	245,432	502,630	201,763	185,194	230,854	67,467	2,081,394
Credit cards	-	-	-	-	-	-	-	110,552	110,552
All other	29,618	36,406	25,019	198,509	2,322	32,805	36,230	95,457	456,366
Total	$ 1,135,837	$ 1,317,961	$ 1,047,193	$ 3,151,742	$ 457,623	$ 1,053,932	$ 1,307,880	$ 535,403	$ 10,007,571

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of June 30, 2015:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total

	(In thousands)
Commercial and industrial	$ 28,979	$ 555,351	$ 890,231	$ 255,581	$ 1,730,142
Real estate
Consumer mortgages	3,258	267,568	633,992	1,469,304	2,374,122
Home equity	1,330	61,279	202,828	293,023	558,460
Agricultural	85	43,371	86,956	109,472	239,884
Commercial and industrial-owner occupied	7,515	198,263	471,230	919,236	1,596,244
Construction, acquisition and development	3,965	467,322	224,933	164,187	860,407
Commercial real estate	7,149	165,371	919,448	989,426	2,081,394
Credit cards	-	110,552	-	-	110,552
All other	750	179,744	207,443	68,429	456,366
Total	$ 53,031	$ 2,048,821	$ 3,637,061	$ 4,268,658	$ 10,007,571

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production.  Commercial and industrial loans outstanding decreased 1.0% from December 31, 2014 to June 30, 2015.

Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding increased 5.2% at June 30, 2015 compared to December 31, 2014.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding increased by 5.1% at June 30, 2015 compared to December 31, 2014.

Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding remained relatively stable for the six months ended June 30, 2015, increasing by 0.1% from December 31, 2014 to June 30, 2015.

Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans increased 4.8% from December 31, 2014 to June 30, 2015.

Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. The Bank generally engages in construction and development lending only in local markets served by its branches. Construction, acquisition and development loans increased 0.8% from December 31, 2014 to June 30, 2015.

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

At June 30, 2015, the Company had $31.2 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $189,000 and  $360,000  recognized as interest income during the second quarter and first six months of 2015.  There were no construction, acquisition and development loans with interest reserves that were on non-accrual status at June 30, 2015.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.

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

The following table presents the activity in the construction, acquisition and development nonaccrual loans for the six months ended June 30, 2015:

(In thousands)
Balance at December 31, 2014	$ 4,163
Additions to construction, acquisition and development nonaccruals:
Formation of new nonaccrual loans	8,752
Reductions in construction, acquisition and development nonaccruals:
Charge-offs	(432)
Foreclosures to OREO	(1,402)
Payments	(5,236)
Transfers to accrual status	(434)
Transfer to other loan category	-
Balance at June 30, 2015	$ 5,411

The five largest credits that made up the construction, acquisition and development nonaccrual loan balance at June 30, 2015 were primarily loans for land for future development located throughout the Company’s geographical locations and in various stages of maturity.  The five largest credits made up 59.9% of the total construction, acquisition and development nonaccrual loan balance at June 30, 2015.

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial loans increased 6.1% from December 31, 2014 to June 30, 2015.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 2.5% from December 31, 2014 to June 30, 2015.

All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances, net of unearned income decreased 6.1% from December 31, 2014 to June 30, 2015.

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

	June 30,		December 31,
	2015	2014	2014

	(Dollars in thousands)
Non-accrual loans and leases	$ 67,766	$ 64,533	$ 58,052
Loans 90 days or more past due, still accruing	1,568	2,406	2,763
Restructured loans and leases, still accruing	10,109	6,712	10,920
Total NPLs	79,443	73,651	71,735

Other real estate owned	24,299	55,253	33,984
Total NPAs	$ 103,742	$ 128,904	$ 105,719

NPLs to net loans and leases	0.79%	0.79%	0.74%
NPAs to net loans and leases	1.04%	1.38%	1.09%

NPLs increased 10.7% to $79.4 million at June 30, 2015 compared to $71.7 million at December 31, 2014 and increased 7.9% compared to $73.7 million at June 30, 2014.  Included in NPLs at June 30, 2015 were $35.1 million of loans that were impaired.  These impaired loans had a specific reserve of $3.9 million included in the allowance for credit losses of $138.3 million at June 30, 2015, and were net of $5.6 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2014 included $28.1 million of loans that were impaired.  These impaired loans had a specific reserve of $1.5 million included in the allowance for credit losses of $142.4 million at December 31, 2014.  NPLs at June 30, 2014 included $30.1 million of loans that were impaired.  These impaired loans had a specific reserve of $1.4 million included in the allowance for credit losses of $147.1 million at June 30, 2014.

Non-accrual loans at June 30, 2015 reflected an increase of $9.7 million, or 16.7%, compared to December 31, 2014 and an increase of $3.2 million, or 5.0%, compared to June 30, 2014.    While non-accrual loans are increasing in almost all loan categories, the primary increases in non-accrual loans are recognized in the real estate commercial and industrial owner-occupied and the commercial and industrial portfolios.  Non-accrual loans related to the real estate commercial and industrial owner-occupied portfolio increased $2.8 million, or 25.2%, to $14.0 million at June 30, 2015 compared to $11.2 million at December 31, 2014 and increased $2.9 million, or 26.3%, compared to $11.1 million at June 30, 2014.  Non-accrual loans related to the commercial and industrial portfolio increased $5.8 million, or 147.6%, to $9.7 million at June 30, 2015 compared to $3.9 million at December 31, 2014 and increased $6.8 million, or 233.9% compared to $2.9 million at June 30, 2014.

The Bank’s NPLs are primarily located in Arkansas, Mississippi and Tennesee as these markets represent $50.0 million, or 62.9% of total NPLs of $79.4 million at June 30, 2015.  These areas have experienced a higher incidence of NPLs, primarily as a result of the downturn in the economic markets in these regions.   These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  The following table presents the NPLs by geographical location at June 30, 2015:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Alabama and Florida Panhandle	$ 1,135,837	$ 37	$ 4,926	$ -	$ 4,963	0.4%
Arkansas	1,317,961	19	12,612	3,145	15,776	1.2
Louisiana	1,047,193	37	4,969	930	5,936	0.6
Mississippi	3,151,742	161	22,898	2,292	25,351	0.8
Missouri	457,623	-	2,110	2,024	4,134	0.9
Tennessee	1,053,932	17	8,138	721	8,876	0.8
Texas	1,307,880	164	6,325	-	6,489	0.5
Other	535,403	1,133	5,788	997	7,918	1.5
Total	$ 10,007,571	$ 1,568	$ 67,766	$ 10,109	$ 79,443	0.8%

OREO decreased by $9.7 million to $24.3 million at June 30, 2015 compared to $34.0 million at December 31, 2014 and decreased by $31.0 million compared to $55.3 million at June 30, 2014.  OREO decreased as a result of sales of foreclosed properties exceeding new foreclosures coupled with writedowns that were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.

The Company has processes in place to review credits upon renewal or modification to determine if concessions are being granted that meet the requirements set forth in FASB ASC 310.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $16.2 million and $17.3 million at June 30, 2015 and December 31, 2014, respectively.  Restructured loans of $6.1 million and  $6.0 million were included in the non-accrual loan category at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at June 30, 2015:

	June 30, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,688,364	$ 695	$ 33,809	$ 107	$ -	$ 7,167	$ 1,730,142
Real estate
Consumer mortgages	2,288,980	-	81,312	226	-	3,604	2,374,122
Home equity	547,169	-	9,480	-	-	1,811	558,460
Agricultural	232,626	-	7,258	-	-	-	239,884
Commercial and industrial-owner occupied	1,538,436	-	47,991	233	-	9,584	1,596,244
Construction, acquisition and development	826,039	-	30,309	444	-	3,615	860,407
Commercial real estate	2,016,614	-	55,452	295	-	9,033	2,081,394
Credit cards	110,552	-	-	-	-	-	110,552
All other	443,484	-	12,583	-	-	299	456,366
Total	$ 9,692,264	$ 695	$ 278,194	$ 1,305	$ -	$ 35,113	$ 10,007,571
(1)	Impaired loans are shown exclusive of accruing troubled debt restructurings (“TDRs”)

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At June 30, 2015, the Bank had $4.2 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at June 30, 2015:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total

	(In thousands)
Pass	$ 9,688,076	$ 3,987	$ 157	$ 44	$ 9,692,264
Special Mention	695	-	-	-	695
Substandard	237,167	20,744	7,413	12,870	278,194
Doubtful	728	-	-	577	1,305
Loss	-	-	-	-	-
Impaired	23,141	1,974	116	9,882	35,113
Total	$ 9,949,807	$ 26,705	$ 7,686	$ 23,373	$ 10,007,571

All loan grade categories decreased at June 30, 2015 compared to December 31, 2014 with the exception of the Doubtful and Impaired loan grade categories, which increased approximately $296,000, or 29.3% and $7.0 million, or 25.0%, respectively, at June 30, 2015 compared to December 31, 2014.  All of the approximately

$695,000 of Special Mention loans and leases remained current as to scheduled repayment of principal and interest.  Of the $278.2 million of Substandard loans and leases, 85.3% remained current as to scheduled repayment of principal and interest, with only 4.6% having outstanding balances that were 90 days or more past due at June 30, 2015.  Of the $35.1 million of Impaired loans and leases, 65.9% remained current as to scheduled repayment of principal and/or interest, with 28.1% having outstanding balances that were 90 days or more past due at June 30, 2015.

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

The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at June 30, 2015:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Commercial and industrial	$ 1,730,142	$ 20	$ 9,740	$ 1,112	$ 10,872	0.6%
Real estate
Consumer mortgages	2,374,122	1,022	21,636	1,131	23,789	1.0
Home equity	558,460	141	3,550	-	3,691	0.7
Agricultural	239,884	-	259	-	259	0.1
Commercial and industrial-owner occupied	1,596,244	14	14,007	4,437	18,458	1.2
Construction, acquisition and development	860,407	-	5,411	1,638	7,049	0.8
Commercial real estate	2,081,394	-	12,397	794	13,191	0.6
Credit cards	110,552	342	157	888	1,387	1.3
All other	456,366	29	609	109	747	0.2
Total	$ 10,007,571	$ 1,568	$ 67,766	$ 10,109	$ 79,443	0.8%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Available-for-sale securities were $2.3 billion and $2.2 billion at June 30, 2015 and December 31, 2014, respectively.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At June 30, 2015, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of June 30, 2015:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%

Available-for-sale Securities:	(Dollars in thousands)
Aaa	$ 1,813,844	81.8%	$ 1,823,426	81.0%
Aa1 to Aa3	153,888	6.9%	164,740	7.3%
A1 to A3	44,855	2.0%	47,367	2.1%
Not rated (1)	205,881	9.3%	215,620	9.6%
Total	$ 2,218,468	100.0%	$ 2,251,153	100.0%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $58.6 million and a market value of $62.6 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the second quarter of 2015 that indicated the necessity of an earlier goodwill impairment assessment.

In the current environment, forecasting cash flows, credit losses and growth, in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $291.5 million at both June 30, 2015 and December 31, 2014.

Other Real Estate Owned

OREO totaled $24.3 million and $34.0 million at June 30, 2015 and December 31, 2014, respectively.  OREO at June 30, 2015 had aggregate loan balances at the time of foreclosure of $57.0 million.  OREO at December 31, 2014 had aggregate loan balances at the time of foreclosure of $83.7 million.  The following table presents the OREO by segment, class and geographical location at June 30, 2015:

	June 30, 2015
	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total

	(In thousands)
Commercial and industrial	$ 84	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 84
Real estate
Consumer mortgages	213	30	25	1,599	-	71	110	-	2,048
Home equity	-	-	-	101	-	-	-	-	101
Agricultural	-	-	-	25	-	-	-	-	25
Commercial and industrial-owner occupied	260	-	-	587	-	307	60	-	1,214
Construction, acquisition and development	3,887	84	130	13,165	-	2,373	-	-	19,639
Commercial real estate	170	-	-	714	-	122	63	-	1,069
All other	-	21	-	98	-	-	-	-	119
Total	$ 4,614	$ 135	$ 155	$ 16,289	$ -	$ 2,873	$ 233	$ -	$ 24,299

Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.  While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the consumer mortgage and commercial and industrial-owner occupied real estate portfolios at June 30, 2015 suggested that a majority of additions to OREO in the near-term might be from these categories.

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

The following table presents the Company’s noninterest bearing, interest bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	June 30,	December 31,
	2015	2014	% Change

	(Dollars in millions)
Noninterest bearing demand	$ 2,912	$ 2,779	4.8%
Interest bearing demand	4,881	4,868	0.3
Savings	1,408	1,332	5.7
Other time	1,934	1,993	(3.0)
Total deposits	$ 11,135	$ 10,972	1.5%

The 1.5%  increase in deposits at June 30, 2015 compared to December 31, 2014 was primarily a result of the increase in noninterest-bearing demand, interest-bearing demand and savings deposits more than offsetting the decline in other time deposits.  The average maturity of time deposits at June 30, 2015 was 16.8 months, compared to 16.6 months at December 31, 2014.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company had $92.5 million in short-term borrowings from the FHLB at June 30, 2015 and $3.5 million at December 31, 2014.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had federal funds purchased and securities sold under agreement to repurchase of $376.0 million and $388.2 million at June 30, 2015 and December 31, 2014, respectively.

On August 8, 2013, the Company entered into a Credit Agreement with U.S. Bank National Association (“U.S. Bank”) as a lender and administrative agent, and First Tennessee Bank, National Association, as a lender.  The Credit Agreement includes an unsecured revolving loan of up to $25.0 million that terminates and the outstanding balance of which is payable in full on August 8, 2015, which the Bank does not plan to renew, and an unsecured multi-draw term loan of up to $60.0 million, which commitment terminated on February 28, 2014 and the outstanding balance of which is payable in full on August 8, 2018.  The proceeds from the term loan may be used to repurchase trust preferred securities, and the proceeds from the revolving loan may be used for working capital, capital expenditures and other lawful corporate purposes.  Borrowings under the Credit Agreement bear interest at a Eurocurrency or base rate plus, in each case, an applicable interest rate margin.

The Company had long-term borrowings from U.S. Bank totaling $44.0 million and $48.1 million at June 30, 2015 and December 31, 2014, respectively.  The Company also had long-term borrowings from the FHLB of $30.0 million at both June 30, 2015 and December 31, 2014.   The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.6 billion in additional borrowing capacity under the existing FHLB borrowing agreement at June 30, 2015.

The Company had non-binding federal funds borrowing arrangements with other banks aggregating $823.0 million at June 30, 2015.  The unencumbered fair value of the Company’s federal government and government agencies securities portfolio may provide substantial additional liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk‑based capital guidelines established by the Board of Governors of the Federal Reserve System.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered “well capitalized” for the Company’s Common equity Tier 1 capital, Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill)  are 6.5%, 8%,  10% and 5%, respectively.  The Company exceeded the required minimum levels for these ratios at June 30, 2015 and December 31, 2014 as follows:

	June 30, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth, Inc.
Common equity Tier 1 capital (to risk-weighted assets)	$ 1,425,005	12.68%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,448,203	12.89%	$ 1,351,807	13.27%
Total capital (to risk-weighted assets)	1,587,293	14.13%	1,479,791	14.52%
Tier 1 leverage capital (to average assets)	1,448,203	10.96%	1,351,807	10.55%

The FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the common equity Tier 1 capital, Tier 1 capital, total capital and leverage capital ratios must be at least 6.5%, 8%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at June 30, 2015 and December 31, 2014 as follows:

	June 30, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth Bank
Common equity Tier 1 capital (to risk-weighted assets)	$ 1,333,201	11.88%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,333,201	11.88%	$ 1,298,449	12.76%
Total capital (to risk-weighted assets)	1,472,291	13.12%	1,426,433	14.02%
Tier 1 leverage capital (to average assets)	1,333,201	10.12%	1,298,449	10.17%

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

On December 11, 2014, the Company announced a new stock repurchase program whereby the Company may acquire up to an aggregate of 6% or 5,764,000 shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between December 11, 2014 through November 30, 2016.  The extent and timing of any repurchases will depend on market conditions and other corporate, legal and regulatory considerations.  Repurchased shares will be held as authorized but unissued shares.  These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors.  At June 30, 2015, no shares had been repurchased under this program.

The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation.  The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp.  The Company redeemed $8.25 million of the Junior Subordinated Debt Securities and $8.0 million of the related trust preferred securities assumed in the City Bancorp merger at par on January 8, 2014. The Company’s remaining $23.2 million in assumed trust preferred securities qualify as Tier 1 capital at June 30, 2015 under Federal Reserve Board guidelines.  At June 30, 2015, the $23.2 million in assumed trust preferred securities were callable at the option of the Company upon obtaining approval of the Federal Reserve.

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related accrual of $16.6 million as of June 30, 2015 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

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

On July 31, 2014, the Company and its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint has subsequently been amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015 the court granted in part and denied in part the defendants’ motion to dismiss and dismissed the claims concerning the Company’s expectations about the closing of the mergers.  The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper.  No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

During the three months ended June 30, 2015, there was no material change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended June 30, 2015, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.  CONTROLS AND PROCEDURES.

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On July 31, 2014, the Company and its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint has subsequently been amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015 the court granted in part and denied in part the defendants’ motion to dismiss and dismissed the claims concerning the Company’s expectations about the closing of the mergers.  The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper.  No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock during the three months ended June 30, 2015.

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

ITEM 6.  EXHIBITS

(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (1)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (2)
	(c)	Amendment No. 2 to Agreement and Plan of Merger, dated June 30, 2015, by and between BancorpSouth, Inc. and Central Community Corporation. (3)
(3)	(a)	Restated Articles of Incorporation, as amended. (4)
	(b)	Bylaws, as amended and restated. (5)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (6)
	(d)	Amendment No. 2 to Amended and Restated Bylaws. (7)
	(e)	Amendment No. 3 to Amended and Restated Bylaws. (7)
(4)	(a)	Specimen Common Stock Certificate. (8)
	(b)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (9)
(c)

Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (10)

	(d)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)

	(e)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)
	(f)	Junior Subordinated Debt Security Specimen. (10)
	(g)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (10)
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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of June 30, 2015 and 2014, and December 31, 2014, (ii) the Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three-month and six-month  periods ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

____________________________
(1)		Filed as Annex A to the Company's registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233) and incorporated by reference thereto.
(2)		Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(3)		Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference thereto
(4)		Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.
(5)		Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(6)		Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(7)		Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (file number 1-12991) and incorporated by reference thereto.
(8)		Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (file number 0-10826) and incorporated by reference thereto.
(9)		Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 333-72712) and incorporated by reference thereto.
(10)		Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.
*		Filed herewith.
**		Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.
(Registrant)

DATE: August 3, 2015	/s/ William L. Prater
William L. Prater
Senior Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (1)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (2)
	(c)	Amendment No. 2 to Agreement and Plan of Merger, dated June 30, 2015, by and between BancorpSouth, Inc. and Central Community Corporation. (3)
(3)	(a)	Restated Articles of Incorporation, as amended. (4)
	(b)	Bylaws, as amended and restated. (5)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (6)
	(d)	Amendment No. 2 to Amended and Restated Bylaws. (7)
	(e)	Amendment No. 3 to Amended and Restated Bylaws. (7)
(4)	(a)	Specimen Common Stock Certificate. (8)
	(b)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (9)
(c)

Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (10)

	(d)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)
	(e)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)
	(f)	Junior Subordinated Debt Security Specimen. (10)
	(g)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (10)
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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of June 30, 2015 and 2014, and December 31, 2014, (ii) the Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three-month and six-month  periods ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

____________________________
(1)	Filed as Annex A to the Company's registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233) and incorporated by reference thereto.
(2)	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference thereto
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(7)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (file number 1-12991) and incorporated by reference thereto.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (file number 0-10826) and incorporated by reference thereto.
(9)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 333-72712) and incorporated by reference thereto.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.
*	Filed herewith.
**	Furnished herewith.