Form 10-Q
period 2015-09-30
BANCORPSOUTH INC
filed 2015-11-02
CIK 701853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________________________

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

 As of October 30, 2015, the registrant had outstanding 93,988,495 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

TABLE OF CONTENTS

PART I.	Financial Information		Page
	ITEM 1.	Financial Statements
		Consolidated Balance Sheets September 30, 2015 and 2014
		(Unaudited) and December 31, 2014	3
		Consolidated Statements of Income (Unaudited)
		Three Months and Nine months ended September 30, 2015 and 2014	4
		Consolidated Statements of Comprehensive Income (Unaudited)
		Three Months and Nine months ended September 30, 2015 and 2014	5
		Consolidated Statements of Cash Flows (Unaudited)
		Nine months ended September 30, 2015 and 2014	6
		Notes to Consolidated Financial Statements (Unaudited)	7
	ITEM 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	42
	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	78
	ITEM 4.	Controls and Procedures	78

PART II.	Other Information
	ITEM 1.	Legal Proceedings	79
	ITEM 1A.	Risk Factors	80
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80
	ITEM 5.	Other Information	80
	ITEM 6.	Exhibits	81

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
	2015	2014	2014
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$ 159,923	$ 204,231	$ 169,226
Interest bearing deposits with other banks	113,068	153,019	70,408
Available-for-sale securities, at fair value	2,161,125	2,156,927	2,211,462
Loans and leases	10,254,013	9,749,540	9,546,250
Less: Unearned income	34,437	36,604	35,708
Allowance for credit losses	133,009	142,443	143,950
Net loans and leases	10,086,567	9,570,493	9,366,592
Loans held for sale, at fair value	170,175	141,015	137,005
Premises and equipment, net	304,317	304,943	307,497
Accrued interest receivable	41,599	41,985	42,311
Goodwill	291,498	291,498	291,498
Other identifiable intangibles	21,466	24,508	25,619
Bank-owned life insurance	249,825	247,076	243,827
Other real estate owned	23,696	33,984	42,691
Other assets	164,165	156,690	163,421
TOTAL ASSETS	$ 13,787,424	$ 13,326,369	$ 13,071,557

LIABILITIES
Deposits:
Demand: Noninterest bearing	$ 3,053,439	$ 2,778,686	$ 2,811,156
Interest bearing	4,794,656	4,868,054	4,498,275
Savings	1,409,856	1,331,963	1,311,874
Other time	1,883,995	1,993,636	2,080,232
Total deposits	11,141,946	10,972,339	10,701,537
Federal funds purchased and securities
sold under agreement to repurchase	425,203	388,166	431,428
Short-term Federal Home Loan Bank borrowings
and other short-term borrowing	224,500	3,500	2,000
Accrued interest payable	3,353	3,400	3,894
Junior subordinated debt securities	23,198	23,198	23,198
Long-term debt	71,868	78,148	81,742
Other liabilities	252,536	251,559	217,215
TOTAL LIABILITIES	12,142,604	11,720,310	11,461,014

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 93,969,994
96,254,903 and 96,065,021 shares, respectively	234,925	240,637	240,165
Capital surplus	278,998	324,271	322,488
Accumulated other comprehensive loss	(36,355)	(43,686)	(15,513)
Retained earnings	1,167,252	1,084,837	1,063,403
TOTAL SHAREHOLDERS' EQUITY	1,644,820	1,606,059	1,610,543
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 13,787,424	$ 13,326,369	$ 13,071,557

 (1)  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$ 107,086	$ 102,681	$ 312,649	$ 301,387
Deposits with other banks	36	68	398	431
Available-for-sale securities:
Taxable	6,490	6,646	19,758	21,326
Tax-exempt	3,226	3,607	9,938	10,991
Loans held for sale	1,363	920	3,585	1,885
Total interest revenue	118,201	113,922	346,328	336,020

INTEREST EXPENSE:
Deposits:
Interest bearing demand	2,209	1,956	6,654	5,781
Savings	431	410	1,269	1,203
Other time	3,646	5,083	11,481	16,222
Federal funds purchased and securities sold
under agreement to repurchase	104	84	271	242
Long-term debt	571	612	1,704	1,860
Junior subordinated debt	168	164	496	494
Other	2	-	1	1
Total interest expense	7,131	8,309	21,876	25,803
Net interest revenue	111,070	105,613	324,452	310,217
Provision for credit losses	(3,000)	-	(13,000)	-
Net interest revenue, after provision for
credit losses	114,070	105,613	337,452	310,217

NONINTEREST REVENUE:
Mortgage lending	2,339	6,938	25,008	19,421
Credit card, debit card and merchant fees	9,282	8,972	27,119	25,382
Deposit service charges	12,150	13,111	34,929	38,084
Security gains, net	33	18	88	19
Insurance commissions	28,584	29,246	91,396	89,466
Wealth management	5,567	6,064	17,285	18,015
Other	4,998	4,929	14,757	15,246
Total noninterest revenue	62,953	69,278	210,582	205,633

NONINTEREST EXPENSE:
Salaries and employee benefits	81,354	77,453	242,292	231,077
Occupancy, net of rental income	10,819	10,313	31,432	30,845
Equipment	3,742	4,205	11,740	12,873
Deposit insurance assessments	2,191	2,125	6,879	5,760
Other	28,344	39,603	99,217	107,805
Total noninterest expense	126,450	133,699	391,560	388,360
Income before income taxes	50,573	41,192	156,474	127,490
Income tax expense	16,230	12,414	50,152	39,400
Net income	$ 34,343	$ 28,778	$ 106,322	$ 88,090

Earnings per share: Basic	$ 0.36	$ 0.30	$ 1.10	$ 0.92
Diluted	$ 0.36	$ 0.30	$ 1.10	$ 0.92

Dividends declared per common share	$ 0.10	$ 0.08	$ 0.25	$ 0.18

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands)
Net income	$ 34,343	$ 28,778	$ 106,322	$ 88,090
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities	3,823	(928)	4,001	13,079
Pension and other postretirement benefits	1,110	455	3,330	1,367
Other comprehensive income (loss), net of tax	4,933	(473)	7,331	14,446
Comprehensive income	$ 39,276	$ 28,305	$ 113,653	$ 102,536

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
	September 30,
	2015	2014

	(In thousands)
Operating Activities:
Net income	$ 106,322	$ 88,090
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	(13,000)	-
Depreciation and amortization	19,914	20,336
Deferred taxes	-	(1,939)
Amortization of intangibles	3,042	3,332
Amortization of debt securities premium and discount, net	9,461	9,921
Share-based compensation expense	5,749	1,480
Security gains, net	(88)	(19)
Net deferred loan origination expense	(5,073)	(5,199)
Excess tax benefit from exercise of stock options	867	1,248
Decrease (increase) in interest receivable	386	(161)
Decrease in interest payable	(47)	(942)
Realized gain on mortgages sold	(34,965)	(24,543)
Proceeds from mortgages sold	1,134,164	781,368
Origination of mortgages held for sale	(1,130,433)	(793,850)
Loss on other real estate owned, net	2,956	10,485
Increase in bank-owned life insurance	(5,491)	(5,599)
Decrease in prepaid pension asset	-	4,244
Other, net	14,532	21,692
Net cash provided by operating activities	108,296	109,944
Investing activities:
Proceeds from calls and maturities of available-for-sale securities	276,707	426,015
Proceeds from sales of available-for-sale securities	1,110	-
Purchases of available-for-sale securities	(294,853)	(160,387)
Net increase in loans and leases	(503,869)	(599,310)
Purchases of premises and equipment	(20,125)	(12,685)
Proceeds from sale of premises and equipment	549	336
Purchase of bank-owned life insurance, net of proceeds from death benefits	2,742	1,206
Acquisition of Insurance agency	-	(5,060)
Proceeds from sale of other real estate owned	13,033	28,366
Other, net	(12)	(12)
Net cash used in investing activities	(524,718)	(321,531)
Financing activities:
Net increase (decrease) in deposits	169,607	(72,299)
Net increase in short-term debt and other liabilities	258,024	10,388
Advances of long-term debt	-	8,000
Repayment of long-term debt	(6,280)	(5,972)
Redemption of junior subordinated debt	-	(8,248)
Issuance of common stock	6,071	9,621
Repurchase of common stock	(70,439)	(675)
Excess tax benefit from exercise of stock options	(867)	(1,248)
Payment of cash dividends	(23,953)	(16,769)
Net cash provided by (used in) financing activities	332,163	(77,202)

Decrease in cash and cash equivalents	(84,259)	(288,789)
Cash and cash equivalents at beginning of period	357,250	528,423
Cash and cash equivalents at end of period	$ 272,991	$ 239,634

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.  Certain 2014 amounts have been reclassified to conform with the 2015 presentation.

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

	September 30,		December 31,
	2015	2014	2014

	(In thousands)

Commercial and industrial	$ 1,715,293	$ 1,721,208	$ 1,753,041
Real estate
Consumer mortgages	2,447,132	2,191,265	2,257,726
Home equity	573,566	518,263	531,374
Agricultural	252,381	242,023	239,616
Commercial and industrial-owner occupied	1,605,811	1,508,679	1,522,536
Construction, acquisition and development	900,875	819,636	853,623
Commercial real estate	2,141,398	1,916,577	1,961,977
Credit cards	109,576	109,464	113,426
All other	507,981	519,135	516,221
Total	$ 10,254,013	$ 9,546,250	$ 9,749,540

The following table shows the Company’s loans and leases, net of unearned income, as of September 30, 2015 by segment, class and geographical location:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 156,906	$ 202,404	$ 199,453	$ 592,008	$ 68,073	$ 114,479	$ 238,192	$ 138,982	$ 1,710,497
Real estate
Consumer mortgages	285,916	334,245	218,535	823,486	73,144	269,128	426,229	16,449	2,447,132
Home equity	80,490	39,037	62,196	219,209	22,330	139,264	9,310	1,730	573,566
Agricultural	6,246	76,058	30,511	79,688	3,109	12,935	43,834	-	252,381
Commercial and industrial-owner occupied	182,334	189,991	185,937	669,397	57,543	130,355	190,254	-	1,605,811
Construction, acquisition and development	106,784	100,059	77,098	293,502	22,768	135,188	165,476	-	900,875
Commercial real estate	336,677	349,996	234,714	590,385	203,867	175,412	250,079	268	2,141,398
Credit cards	-	-	-	-	-	-	-	109,576	109,576
All other	73,139	49,215	31,516	189,538	3,925	43,360	61,285	26,362	478,340
Total	$ 1,228,492	$ 1,341,005	$ 1,039,960	$ 3,457,213	$ 454,759	$ 1,020,121	$ 1,384,659	$ 293,367	$ 10,219,576

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

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at September 30, 2015 and December 31, 2014:

	September 30, 2015
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 13,473	$ 970	$ 1,406	$ 15,849	$ 1,694,648	$ 1,710,497	$ 58
Real estate
Consumer mortgages	9,732	5,951	10,255	25,938	2,421,194	2,447,132	1,068
Home equity	1,574	605	1,527	3,706	569,860	573,566	-
Agricultural	382	19	69	470	251,911	252,381	-
Commercial and industrial-owner occupied	6,288	264	1,359	7,911	1,597,900	1,605,811	-
Construction, acquisition and development	1,199	169	2,490	3,858	897,017	900,875	-
Commercial real estate	798	-	5,221	6,019	2,135,379	2,141,398	-
Credit cards	545	344	347	1,236	108,340	109,576	310
All other	1,229	224	93	1,546	476,795	478,340	-
Total	$ 35,220	$ 8,546	$ 22,767	$ 66,533	$ 10,153,044	$ 10,219,576	$ 1,436

	December 31, 2014
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 2,322	$ 544	$ 601	$ 3,467	$ 1,743,019	$ 1,746,486	$ 41
Real estate
Consumer mortgages	10,725	3,797	11,167	25,689	2,232,037	2,257,726	1,828
Home equity	1,834	397	658	2,889	528,485	531,374	-
Agricultural	365	1	130	496	239,120	239,616	-
Commercial and industrial-owner occupied	1,005	463	3,337	4,805	1,517,731	1,522,536	39
Construction, acquisition and development	4,547	278	1,568	6,393	847,230	853,623	387
Commercial real estate	4,722	1	1,545	6,268	1,955,709	1,961,977	137
Credit cards	447	312	379	1,138	112,288	113,426	327
All other	1,562	203	102	1,867	484,305	486,172	4
Total	$ 27,529	$ 5,996	$ 19,487	$ 53,012	$ 9,659,924	$ 9,712,936	$ 2,763

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at September 30, 2015 and December 31, 2014:

	September 30, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,671,522	$ -	$ 24,967	$ -	$ -	$ 14,008	$ 1,710,497
Real estate
Consumer mortgages	2,369,160	-	73,753	107	-	4,112	2,447,132
Home equity	563,119	-	8,645	-	-	1,802	573,566
Agricultural	243,814	-	8,235	-	-	332	252,381
Commercial and industrial-owner occupied	1,541,771	-	55,289	224	-	8,527	1,605,811
Construction, acquisition and development	870,595	-	27,243	430	-	2,607	900,875
Commercial real estate	2,072,229	-	59,514	410	-	9,245	2,141,398
Credit cards	109,576	-	-	-	-	-	109,576
All other	471,633	-	6,604	-	-	103	478,340
Total	$ 9,913,419	$ -	$ 264,250	$ 1,171	$ -	$ 40,736	$ 10,219,576

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,709,475	$ 978	$ 33,879	$ -	$ -	$ 2,154	$ 1,746,486
Real estate
Consumer mortgages	2,167,965	-	84,975	-	-	4,786	2,257,726
Home equity	521,011	-	9,744	-	-	619	531,374
Agricultural	227,688	-	11,928	-	-	-	239,616
Commercial and industrial-owner occupied	1,450,158	-	64,420	491	-	7,467	1,522,536
Construction, acquisition and development	811,227	-	39,675	334	-	2,387	853,623
Commercial real estate	1,893,514	-	57,761	184	-	10,518	1,961,977
Credit cards	113,426	-	-	-	-	-	113,426
All other	471,662	-	14,340	-	-	170	486,172
Total	$ 9,366,126	$ 978	$ 316,722	$ 1,009	$ -	$ 28,101	$ 9,712,936
(1)	Impaired loans are shown exclusive of accruing troubled debt restructurings (“TDRs”)

The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class as of and for the three months and nine months ended September 30, 2015 and as of and for the year ended December 31, 2014:

	September 30, 2015
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Nine months	Three months	Nine months
	Investment	Balance of	Allowance	ended	ended	ended	ended
	in Impaired	Impaired	for Credit	September 30,	September 30,	September 30,	September 30,
	Loans	Loans	Losses	2015	2015	2015	2015
	(In thousands)
With no related allowance:
Commercial and industrial	$ 5,204	$ 8,073	$ -	$ 4,861	$ 3,190	$ 33	$ 53
Real estate:
Consumer mortgages	4,112	4,667	-	3,855	3,425	19	56
Home equity	197	197	-	1,014	746	1	5
Agricultural	332	390	-	239	81	2	2
Commercial and industrial-owner occupied	8,527	9,402	-	6,881	5,962	78	150
Construction, acquisition and development	2,378	2,461	-	2,710	3,554	9	21
Commercial real estate	8,469	12,282	-	8,518	8,297	49	165
All other	103	103	-	169	197	1	3
Total	$ 29,322	$ 37,575	$ -	$ 28,247	$ 25,452	$ 192	$ 455

With an allowance:
Commercial and industrial	$ 8,804	$ 9,115	$ 4,454	$ 3,991	$ 2,899	$ 14	$ 32
Real estate:
Consumer mortgages	-	-	-	263	492	-	9
Home equity	1,605	1,605	401	792	535	4	12
Agricultural	-	-	-	-	-	-	-
Commercial and industrial-owner occupied	-	-	306	1,902	2,495	14	51
Construction, acquisition and development	229	229	3	75	109	-	-
Commercial real estate	776	776	189	1,447	3,168	12	27
All other	-	-	-	-	-	-	-
Total	$ 11,414	$ 11,725	$ 5,353	$ 8,470	$ 9,698	$ 44	$ 131

Total:
Commercial and industrial	$ 14,008	$ 17,188	$ 4,454	$ 8,852	$ 6,089	$ 47	$ 85
Real estate:
Consumer mortgages	4,112	4,667	-	4,118	3,917	19	65
Home equity	1,802	1,802	401	1,806	1,281	5	17
Agricultural	332	390	-	239	81	2	2
Commercial and industrial-owner occupied	8,527	9,402	306	8,783	8,457	92	201
Construction, acquisition and development	2,607	2,690	3	2,785	3,663	9	21
Commercial real estate	9,245	13,058	189	9,965	11,465	61	192
All other	103	103	-	169	197	1	3
Total	$ 40,736	$ 49,300	$ 5,353	$ 36,717	$ 35,150	$ 236	$ 586

	December 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,235	$ 1,583	$ -	$ 1,271	$ 43
Real estate:
Consumer mortgages	3,503	4,356	-	4,282	72
Home equity	209	209	-	215	6
Agricultural	-	-	-	370	2
Commercial and industrial-owner occupied	6,503	7,634	-	4,687	70
Construction, acquisition and development	2,387	3,654	-	5,796	66
Commercial real estate	7,975	9,275	-	7,935	128
All other	170	314	-	187	8
Total	$ 21,982	$ 27,025	$ -	$ 24,743	$ 395

With an allowance:
Commercial and industrial	$ 919	$ 919	$ 215	$ 328	$ 19
Real estate:
Consumer mortgages	1,283	1,658	123	1,376	30
Home equity	410	410	70	-	-
Agricultural	-	-	-	43	-
Commercial and industrial-owner occupied	964	1,094	89	1,203	21
Construction, acquisition and development	-	-	-	542	-
Commercial real estate	2,543	2,543	1,022	5,706	87
All other	-	-	-	6	-
Total	$ 6,119	$ 6,624	$ 1,519	$ 9,204	$ 157

Total:
Commercial and industrial	$ 2,154	$ 2,502	$ 215	$ 1,599	$ 62
Real estate:
Consumer mortgages	4,786	6,014	123	5,658	102
Home equity	619	619	70	215	6
Agricultural	-	-	-	413	2
Commercial and industrial-owner occupied	7,467	8,728	89	5,890	91
Construction, acquisition and development	2,387	3,654	-	6,338	66
Commercial real estate	10,518	11,818	1,022	13,641	215
All other	170	314	-	193	8
Total	$ 28,101	$ 33,649	$ 1,519	$ 33,947	$ 552

The following tables provide details regarding impaired loans and leases, net of unearned income, which include troubled debt restructurings (TDRs), by segment and class as of and for the three months and nine months ended September 30, 2015 and as of and for the year ended December 31, 2014:

	September 30, 2015
	Recorded	Unpaid Principal		Average Recorded Investment		Interest Income Recognized
	Investment	Balance of	Related	Three months	Nine months	Three months	Nine months
	in Impaired	Impaired Loans	Allowance	ended	ended	ended	ended
	Loans and	and	for Credit	September 30,	September 30,	September 30,	September 30,
	Accruing TDRs	Accruing TDRs	Losses	2015	2015	2015	2015
	(In thousands)
With no related allowance:
Commercial and industrial	$ 5,204	$ 8,073	$ -	$ 4,861	$ 3,190	$ 33	$ 53
Real estate:
Consumer mortgages	4,112	4,667	-	3,855	3,425	19	56
Home equity	197	197	-	1,014	746	1	5
Agricultural	332	390	-	239	81	2	2
Commercial and industrial-owner occupied	8,527	9,402	-	6,881	5,962	78	150
Construction, acquisition and development	2,378	2,461	-	2,710	3,554	9	21
Commercial real estate	8,469	12,282	-	8,518	8,297	49	165
All other	103	103	-	169	197	1	3
Total	$ 29,322	$ 37,575	$ -	$ 28,247	$ 25,452	$ 192	$ 455
With an allowance:
Commercial and industrial	$ 9,522	$ 9,833	$ 4,479	$ 4,865	$ 3,461	$ 24	$ 53
Real estate:
Consumer mortgages	926	1,017	185	1,351	2,204	11	59
Home equity	1,605	1,615	401	792	539	4	12
Agricultural	-	-	-	-	2	-	-
Commercial and industrial-owner occupied	5,076	5,421	467	7,174	7,120	63	175
Construction, acquisition and development	1,955	1,955	15	1,933	1,483	14	31
Commercial real estate	11,486	11,699	395	8,974	6,305	71	106
Credit card	932	932	42	980	1,021	98	308
All other	296	471	13	231	170	1	4
Total	$ 31,798	$ 32,943	$ 5,997	$ 26,300	$ 22,305	$ 286	$ 748
Total:
Commercial and industrial	$ 14,726	$ 17,906	$ 4,479	$ 9,726	$ 6,651	$ 57	$ 106
Real estate:
Consumer mortgages	5,038	5,684	185	5,206	5,629	30	115
Home equity	1,802	1,812	401	1,806	1,285	5	17
Agricultural	332	390	-	239	83	2	2
Commercial and industrial-owner occupied	13,603	14,823	467	14,055	13,082	141	325
Construction, acquisition and development	4,333	4,416	15	4,643	5,037	23	52
Commercial real estate	19,955	23,981	395	17,492	14,602	120	271
Credit card	932	932	42	980	1,021	98	308
All other	399	574	13	400	367	2	7
Total	$ 61,120	$ 70,518	$ 5,997	$ 54,547	$ 47,757	$ 478	$ 1,203

	December 31, 2014
	Recorded	Unpaid Principal
	Investment	Balance of	Related
	in Impaired	Impaired Loans	Allowance	Average	Interest
	Loans and	and	for Credit	Recorded	Income
	Accruing TDRs	Accruing TDRs	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,235	$ 1,583	$ -	$ 1,271	$ 43
Real estate:
Consumer mortgages	3,503	4,356	-	4,282	72
Home equity	209	209	-	215	6
Agricultural	-	-	-	370	2
Commercial and industrial-owner occupied	6,503	7,634	-	4,687	70
Construction, acquisition and development	2,387	3,654	-	5,796	66
Commercial real estate	7,975	9,275	-	7,935	128
All other	170	314	-	187	8
Total	$ 21,982	$ 27,025	$ -	$ 24,743	$ 395

With an allowance:
Commercial and industrial	$ 1,275	$ 1,276	$ 239	$ 1,208	$ 63
Real estate:
Consumer mortgages	4,832	5,549	875	4,278	140
Home equity	427	438	70	18	1
Agricultural	8	8	1	305	11
Commercial and industrial-owner occupied	5,520	5,856	404	6,571	243
Construction, acquisition and development	1,488	1,752	241	2,410	70
Commercial real estate	3,957	4,200	1,290	8,135	195
Credit cards	1,109	1,109	64	1,374	137
All other	154	195	46	143	5
Total	$ 18,770	$ 20,383	$ 3,230	$ 24,442	$ 865

Total:
Commercial and industrial	$ 2,510	$ 2,859	$ 239	$ 2,479	$ 106
Real estate:
Consumer mortgages	8,335	9,905	875	8,560	212
Home equity	636	647	70	233	7
Agricultural	8	8	1	675	13
Commercial and industrial-owner occupied	12,023	13,490	404	11,258	313
Construction, acquisition and development	3,875	5,406	241	8,206	136
Commercial real estate	11,932	13,475	1,290	16,070	323
Credit cards	1,109	1,109	64	1,374	137
All other	324	509	46	330	13
Total	$ 40,752	$ 47,408	$ 3,230	$ 49,185	$ 1,260

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables (“FASB ASC 310”), are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired exclusive of accruing TDRs at September 30, 2015 and December 31, 2014 was $40.7 million and $28.1 million, respectively.  At September 30, 2015 and December 31, 2014, $11.4 million and $6.1 million, respectively, of those impaired loans had a valuation allowance of $5.4 million and $1.5 million, respectively.  The remaining balance of impaired loans of $29.3 million and $22.0 million at September 30, 2015 and December 31, 2014, respectively, were charged down to fair value, less estimated selling costs which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as TDRs totaled $2.7 million and $4.6 million at September 30, 2015 and December 31, 2014, respectively.  The average recorded investment in impaired loans was $36.7 million and $35.2 for the three months and nine months ended September 30, 2015 and $33.9 million for the year ended December 31, 2014.

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

	September 30,		December 31,
	2015	2014	2014

	(In thousands)

Non-accrual loans and leases	$ 70,237	$ 54,612	$ 58,052
Loans and leases 90 days or more past due, still accruing	1,436	1,925	2,763
Restructured loans and leases still accruing	18,578	12,398	10,920
Total non-performing loans and leases	$ 90,251	$ 68,935	$ 71,735

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At September 30, 2015, the Company’s geographic NPL distribution was concentrated primarily in its Arkansas and Mississippi markets.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	September 30,		December 31,
	2015	2014	2014

	(In thousands)
Commercial and industrial	$ 15,697	$ 2,786	$ 3,934
Real estate
Consumer mortgages	21,959	23,408	23,668
Home equity	3,664	2,073	2,253
Agricultural	484	638	291
Commercial and industrial-owner occupied	12,690	7,495	11,190
Construction, acquisition and development	4,240	6,070	4,162
Commercial real estate	10,730	11,102	11,915
Credit cards	215	168	133
All other	558	872	506
Total	$ 70,237	$ 54,612	$ 58,052

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  Other conditions that warrant a loan being considered a TDR include reductions in interest rates to below market rates due to bankruptcy plans or by the bank in an attempt to assist the borrower in working through liquidity problems.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as nonaccrual loans may generally be returned to accrual status in years after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower in accordance with the terms of the restructured loan and the interest rate at the time of restructure was at or above market for a comparable loan.  During the third quarter of 2015, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

The following tables summarize the financial effect of TDRs recorded during the periods indicated:

	Three months ended September 30, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial and industrial	1	$ 62	$ 57
Real estate
Consumer mortgages	2	93	93
Commercial and industrial-owner occupied	1	110	110
Commercial real estate	1	9,828	9,821
All other	1	23	23
Total	6	$ 10,116	$ 10,104

	Nine months ended September 30, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial and industrial	6	$ 1,159	$ 1,146
Real estate
Consumer mortgages	8	485	485
Commercial and industrial-owner occupied	8	5,388	5,368
Construction, acquisition and development	2	201	199
Commercial real estate	8	12,278	11,857
All other	3	60	54
Total	35	$ 19,571	$ 19,109

	Year ended December 31, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	5	$ 613	$ 613
Real estate
Consumer mortgages	33	4,823	4,263
Home equity	2	31	30
Agricultural	1	10	10
Commercial and industrial-owner occupied	8	2,103	1,810
Construction, acquisition and development	3	924	924
Commercial real estate	7	1,426	1,519
All other	14	290	286
Total	73	$ 10,220	$ 9,455

The tables below summarize TDRs within the previous 12 months for which there was a payment default during the period indicated (i.e., 30 days or more past due at any given time during the period indicated).

	Three months ended September 30, 2015
	Number of	Recorded
	Contracts	Investment

	(Dollars in thousands)
Consumer mortgages	1	$ 19
Total	1	$ 19

	Nine months ended September 30, 2015
	Number of	Recorded
	Contracts	Investment

	(Dollars in thousands)
Commercial and industrial	1	$ 84
Real estate
Consumer mortgages	4	226
Commercial and industrial-owner occupied	1	517
Commercial real estate	1	150
Total	7	$ 977

	Year ended December 31, 2014
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Real estate
Consumer mortgages	8	$ 540
Commercial and industrial-owner occupied	2	784
Construction, acquisition and development	2	279
Commercial real estate	5	901
All other	6	65
Total	23	$ 2,569

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Nine months ended
	September 30, 2015
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 21,419	$ (3,829)	$ 1,681	$ 4,559	$ 23,830
Real estate
Consumer mortgages	40,015	(2,849)	2,113	(5,635)	33,644
Home equity	9,542	(1,057)	516	(1,039)	7,962
Agricultural	3,420	(17)	364	(1,252)	2,515
Commercial and industrial-owner occupied	16,325	(1,443)	2,527	(2,452)	14,957
Construction, acquisition and development	9,885	(818)	10,666	(8,933)	10,800
Commercial real estate	23,562	(3,601)	1,507	3,637	25,105
Credit cards	6,514	(1,909)	506	(221)	4,890
All other	11,761	(1,648)	857	(1,664)	9,306
Total	$ 142,443	$ (17,171)	$ 20,737	$ (13,000)	$ 133,009

	Year ended
	December 31, 2014
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period

	(In thousands)
Commercial and industrial	$ 18,376	$ (2,546)	$ 2,298	$ 3,291	$ 21,419
Real estate
Consumer mortgages	39,525	(6,037)	3,267	3,260	40,015
Home equity	5,663	(1,359)	625	4,613	9,542
Agricultural	2,800	(765)	96	1,289	3,420
Commercial and industrial-owner occupied	17,059	(3,591)	1,112	1,745	16,325
Construction, acquisition and development	11,828	(3,731)	3,734	(1,946)	9,885
Commercial real estate	43,853	(1,795)	1,458	(19,954)	23,562
Credit cards	3,782	(2,359)	542	4,549	6,514
All other	10,350	(2,844)	1,102	3,153	11,761
Total	$ 153,236	$ (25,027)	$ 14,234	$ -	$ 142,443

	Nine months ended
	September 30, 2014
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 18,376	$ (1,367)	$ 2,000	$ 2,319	$ 21,328
Real estate
Consumer mortgages	39,525	(5,137)	2,446	4,594	41,428
Home equity	5,663	(1,266)	523	4,720	9,640
Agricultural	2,800	(761)	80	1,579	3,698
Commercial and industrial-owner occupied	17,059	(3,371)	896	2,673	17,257
Construction, acquisition and development	11,828	(3,165)	2,837	(1,326)	10,174
Commercial real estate	43,853	(1,332)	835	(20,155)	23,201
Credit cards	3,782	(1,779)	382	3,470	5,855
All other	10,350	(1,997)	890	2,126	11,369
Total	$ 153,236	$ (20,175)	$ 10,889	$ -	$ 143,950

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated::

	September 30, 2015
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 14,008	$ 4,454	$ 19,376	$ 23,830
Real estate
Consumer mortgages	4,112	-	33,644	33,644
Home equity	1,802	401	7,561	7,962
Agricultural	332	-	2,515	2,515
Commercial and industrial-owner occupied	8,527	306	14,651	14,957
Construction, acquisition and development	2,607	3	10,797	10,800
Commercial real estate	9,245	189	24,916	25,105
Credit cards	-	-	4,890	4,890
All other	103	-	9,306	9,306
Total	$ 40,736	$ 5,353	$ 127,656	$ 133,009

	December 31, 2014
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 2,154	$ 215	$ 21,204	$ 21,419
Real estate
Consumer mortgages	4,786	123	39,892	40,015
Home equity	619	70	9,472	9,542
Agricultural	-	-	3,420	3,420
Commercial and industrial-owner occupied	7,467	89	16,236	16,325
Construction, acquisition and development	2,387	-	9,885	9,885
Commercial real estate	10,518	1,022	22,540	23,562
Credit cards	-	-	6,514	6,514
All other	170	-	11,761	11,761
Total	$ 28,101	$ 1,519	$ 140,924	$ 142,443

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.  As a result of the Company individually evaluating loans of $500,000 or more that are 60 or more days past due for impairment, further review of remaining loans collectively, as well as the corresponding potential allowance, would be immaterial in the opinion of management.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned (“OREO”) for the periods indicated:

	Nine months ended		Year ended
	September 30,		December 31,
	2015	2014	2014

	(In thousands)
Balance at beginning of period	$ 33,984	$ 69,338	$ 69,338
Additions to foreclosed properties
New foreclosed properties	5,867	12,475	14,732
Reductions in foreclosed properties
Sales	(12,422)	(33,465)	(42,013)
Writedowns	(3,733)	(5,657)	(8,073)
Balance at end of period	$ 23,696	$ 42,691	$ 33,984

The following tables present the OREO by geographical location, segment and class as of the dates indicated:

	September 30, 2015
	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total

	(In thousands)
Commercial and industrial	$ 84	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 84
Real estate
Consumer mortgages	214	116	53	2,039	-	180	4	-	2,606
Home equity	-	-	-	101	-	-	-	-	101
Agricultural	-	-	-	25	-	-	-	-	25
Commercial and industrial-owner occupied	260	-	-	601	-	385	60	-	1,306
Construction, acquisition and development	3,689	84	130	12,693	-	2,134	-	-	18,730
Commercial real estate	170	108	-	278	127	-	63	-	746
All other	-	-	-	98	-	-	-	-	98
Total	$ 4,417	$ 308	$ 183	$ 15,835	$ 127	$ 2,699	$ 127	$ -	$ 23,696

	December 31, 2014
	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 84	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 84
Real estate
Consumer mortgages	309	97	470	1,181	-	198	39	-	2,294
Home equity	24	-	-	188	-	-	-	-	212
Agricultural	-	-	-	25	-	-	-	-	25
Commercial and industrial-owner occupied	-	-	-	1,162	-	223	60	-	1,445
Construction, acquisition and development	7,302	84	140	17,152	-	3,006	56	-	27,740
Commercial real estate	1,000	256	-	646	-	121	63	-	2,086
All other	-	-	-	98	-	-	-	-	98
Total	$ 8,719	$ 437	$ 610	$ 20,452	$ -	$ 3,548	$ 218	$ -	$ 33,984

	September 30, 2014
	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 84	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 84
Real estate
Consumer mortgages	809	97	25	1,777	-	173	4	-	2,885
Home equity	-	-	-	188	-	-	-	-	188
Agricultural	-	-	-	216	-	462	-	-	678
Commercial and industrial-owner occupied	-	-	-	2,679	-	616	60	-	3,355
Construction, acquisition and development	8,318	83	140	21,193	37	3,737	-	-	33,508
Commercial real estate	796	288	-	767	-	-	-	-	1,851
All other	-	-	-	142	-	-	-	-	142
Total	$ 10,007	$ 468	$ 165	$ 26,962	$ 37	$ 4,988	$ 64	$ -	$ 42,691

The Company incurred total foreclosed property expenses of approximately $808,000 and $5.7 million for the three months ended September 30, 2015 and 2014, respectively.  Realized net gains/losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were approximately $321,000 and $4.9 million for the three months ended September 30, 2015 and 2014, respectively.   The Company incurred total foreclosed property expenses of $4.4 million and $12.5 million for the nine months ended September 30, 2015 and 2014, respectively.  Realized net gains/losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $3.0 million and $10.5 million for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 5 – SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of September 30, 2015 and 2014, respectively, and December 31, 2014 follows:

	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,249,043	$ 6,674	$ -	$ 1,255,717
Government agency issued residential
mortgage-backed securities	203,852	3,301	275	206,878
Government agency issued commercial
mortgage-backed securities	226,285	3,661	24	229,922
Obligations of states and political subdivisions	426,911	24,730	41	451,600
Other	16,158	850	-	17,008
Total	$ 2,122,249	$ 39,216	$ 340	$ 2,161,125

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,213,310	$ 4,093	$ 2,349	$ 1,215,054
Government agency issued residential
mortgage-backed securities	204,918	4,751	439	209,230
Government agency issued commercial
mortgage-backed securities	241,449	2,319	3,200	240,568
Obligations of states and political subdivisions	458,026	25,986	148	483,864
Other	6,864	1,347	-	8,211
Total	$ 2,124,567	$ 38,496	$ 6,136	$ 2,156,927

	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,236,827	$ 5,129	$ 3,868	$ 1,238,088
Government agency issued residential
mortgage-backed securities	214,804	4,675	731	218,748
Government agency issued commercial
mortgage-backed securities	240,702	1,788	5,165	237,325
Obligations of states and political subdivisions	484,691	24,794	181	509,304
Other	6,856	1,141	-	7,997
Total	$ 2,183,880	$ 37,527	$ 9,945	$ 2,211,462

Gross gains of approximately $88,000 and no gross losses were recognized on available-for-sale securities during the first nine months of 2015, while gross gains of approximately $31,000 and gross losses of approximately $12,000 were recognized during the first nine months of 2014.

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2015 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	September 30, 2015
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

	(Dollars in thousands)
Maturing in one year or less	$ 330,495	$ 331,904	1.60%
Maturing after one year through five years	1,037,343	1,044,196	1.25
Maturing after five years through ten years	51,766	54,198	5.13
Maturing after ten years	272,508	294,027	5.87
Mortgage-backed securities	430,137	436,800	2.04
Total	$ 2,122,249	$ 2,161,125

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ -	$ -	$ -	$ -	$ -	$ -
Government agency issued residential
mortgage-backed securities	13,493	114	21,535	161	35,028	275
Government agency issued commercial
mortgage-backed securities	-	-	10,748	24	10,748	24
Obligations of states and
political subdivisions	5,769	25	4,366	16	10,135	41
Total	$ 19,262	$ 139	$ 36,649	$ 201	$ 55,911	$ 340

	December 31, 2014
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 237,891	$ 471	$ 283,643	$ 1,878	$ 521,534	$ 2,349
Government agency issued residential
mortgage-backed securities	-	-	24,565	439	24,565	439
Government agency issued commercial
mortgage-backed securities	3,822	24	203,520	3,176	207,342	3,200
Obligations of states and
political subdivisions	17,317	62	10,616	86	27,933	148
Total	$ 259,030	$ 557	$ 522,344	$ 5,579	$ 781,374	$ 6,136

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during the first nine months of 2015.

NOTE 6 – PER SHARE DATA

Basic earnings per share (“EPS”) are calculated using the two-class method.  The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic EPS.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase approximately 32,400 shares of Company common stock with a weighted average exercise price of $25.31 per share for both the three months and nine months ended September 30, 2015 were excluded from diluted shares.  There were no antidilutive other equity awards for the three months and nine months ended September 30, 2015.  Weighted-average antidilutive stock options to purchase approximately 907,000 and approximately 69,000 shares of Company common stock with a weighted average exercise price of $23.43 and $24.89 per share for the three months and nine months ended September 30, 2014 were excluded from diluted shares. There were no antidilutive other equity awards for the three months and nine months ended September 30, 2014.  The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended September 30,
	2015			2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 34,343	96,203	$ 0.36	$ 28,778	96,052	$ 0.30
Effect of dilutive share-
based awards	-	265		-	322

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 34,343	96,468	$ 0.36	$ 28,778	96,374	$ 0.30

	Nine months ended September 30,
	2015			2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 106,322	96,396	$ 1.10	$ 88,090	95,906	$ 0.92
Effect of dilutive share-
based awards	-	308		-	327

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 106,322	96,704	$ 1.10	$ 88,090	96,233	$ 0.92

NOTE 7 – COMPREHENSIVE INCOME

The following tables present the components of other comprehensive (loss) income and the related tax effects allocated to each component for the periods indicated:

	Three months ended September 30,
	2015			2014
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized gains (losses) on available-for-	(In thousands)
sale securities:
Unrealized gains (losses) arising during
holding period	$ 6,225	$ (2,382)	$ 3,843	$ (1,484)	$ 567	$ (917)
Reclassification adjustment for
net gains realized in net income (1)	(33)	13	(20)	(18)	7	(11)
Recognized employee benefit plan
net periodic benefit cost (2)	1,797	(687)	1,110	738	(283)	455
Other comprehensive income (loss)	$ 7,989	$ (3,056)	$ 4,933	$ (764)	$ 291	$ (473)
Net income			34,343			28,778
Comprehensive income			$ 39,276			$ 28,305

(1)  Reclassification adjustments for net gains (losses) on available-for-sale securities are reported as net security gains on the consolidated statements of income.

(2)  Recognized employee benefit plan net periodic benefit cost include amortization of unrecognized transition amount, recognized prior service cost and recognized net loss.  For more information, see Note 9 - Pension Benefits.

	Nine months ended September 30,
	2015			2014
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized gains on available-for-	(In thousands)
sale securities:
Unrealized gains arising
during holding period	$ 6,605	$ (2,550)	$ 4,055	$ 21,221	$ (8,130)	$ 13,091
Reclassification adjustment for
net gains realized in net income (1)	(88)	34	(54)	(19)	7	(12)
Recognized employee benefit plan
net periodic benefit cost (2)	5,391	(2,061)	3,330	2,214	(847)	1,367
Other comprehensive income	$ 11,908	$ (4,577)	$ 7,331	$ 23,416	$ (8,970)	$ 14,446
Net income			106,322			88,090
Comprehensive income			$ 113,653			$ 102,536

(1)  Reclassification adjustments for net gains (losses) on available-for-sale securities are reported as net security gains on the consolidated statements of income.

(2)  Recognized employee benefit plan net periodic benefit cost include amortization of unrecognized transition amount, recognized prior service cost and recognized net loss.  For more information, see Note 9 - Pension Benefits.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the nine months ended September 30, 2015 were as follows:

	Community	Insurance
	Banking	Agencies	Total

(In thousands)
Balance as of December 31, 2014	$ 217,618	$ 73,880	$ 291,498
Goodwill recorded during the period	-	-	-
Balance as of September 30, 2015	$ 217,618	$ 73,880	$ 291,498

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first nine months of 2015 that indicated the necessity of an earlier goodwill impairment assessment.

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

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	September 30, 2015		December 31, 2014
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:	(In thousands)
Core deposit intangibles	$ 27,801	$ 23,148	$ 27,801	$ 22,782
Customer relationship intangibles	49,639	$ 34,197	49,639	31,821
Non-solicitation intangibles	1,650	$ 967	1,650	667
Total	$ 79,090	$ 58,312	$ 79,090	$ 55,270

Unamortized intangible assets:
Trade names	$ 688	$ -	$ 688	$ -

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$ 120	$ 130	$ 366	$ 397
Customer relationship intangibles	754	883	2,376	2,622
Non-solicitation intangibles	75	113	300	313
Total	$ 949	$ 1,126	$ 3,042	$ 3,332

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2015 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total

Estimated Amortization Expense:	(In thousands)
For year ending December 31, 2015	$ 487	$ 3,134	$ 375	$ 3,996
For year ending December 31, 2016	451	2,673	225	3,349
For year ending December 31, 2017	419	2,380	200	2,999
For year ending December 31, 2018	390	2,009	183	2,582
For year ending December 31, 2019	363	1,689	-	2,052

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands)
Service cost	$ 2,615	$ 2,234	$ 7,845	$ 6,702
Interest cost	2,588	2,339	7,764	7,017
Expected return on assets	(2,694)	(2,634)	(8,081)	(7,902)
Amortization of unrecognized transition amount	-	5	-	15
Recognized prior service cost	(179)	(192)	(538)	(576)
Recognized net loss	1,976	926	5,928	2,778
Net periodic benefit costs	$ 4,306	$ 2,678	$ 12,918	$ 8,034

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

Results of operations and selected financial information by operating segment for the three-month and nine-month periods ended September 30, 2015 and 2014 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended September 30, 2015:
Results of Operations
Net interest revenue	$ 101,202	$ 35	$ 9,833	$ 111,070
Provision for credit losses	(3,164)	-	164	(3,000)
Net interest revenue after provision for credit losses	104,366	35	9,669	114,070
Noninterest revenue	21,576	29,280	12,097	62,953
Noninterest expense	73,492	25,296	27,662	126,450
Income before income taxes	52,450	4,019	(5,896)	50,573
Income tax expense	17,517	1,609	(2,896)	16,230
Net income	$ 34,933	$ 2,410	$ (3,000)	$ 34,343
Selected Financial Information
Total assets at end of period	$ 10,131,502	$ 211,536	$ 3,444,386	$ 13,787,424
Depreciation and amortization	5,417	1,140	$ 897	7,454

Three months ended September 30, 2014:
Results of Operations
Net interest revenue	$ 96,576	$ 32	$ 9,005	$ 105,613
Provision for credit losses	(4,001)	-	4,001	-
Net interest revenue after provision for credit losses	100,577	32	5,004	105,613
Noninterest revenue	24,761	29,053	15,464	69,278
Noninterest expense	87,629	24,930	21,140	133,699
Income before income taxes	37,709	4,155	(672)	41,192
Income tax expense (benefit)	11,863	1,677	(1,126)	12,414
Net income	$ 25,846	$ 2,478	$ 454	$ 28,778
Selected Financial Information
Total assets at end of period	$ 9,575,772	$ 207,612	$ 3,288,173	$ 13,071,557
Depreciation and amortization	5,545	1,322	1,028	7,895

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total

	(In thousands)
Nine months ended September 30, 2015
Results of Operations
Net interest revenue	$ 295,720	$ 84	$ 28,648	$ 324,452
Provision for credit losses	(12,963)	-	(37)	(13,000)
Net interest revenue after provision for credit losses	308,683	84	28,685	337,452
Noninterest revenue	62,193	90,801	57,588	210,582
Noninterest expense	232,704	76,110	82,746	391,560
Income before income taxes	138,172	14,775	3,527	156,474
Income tax expense	45,417	5,923	(1,188)	50,152
Net income	$ 92,755	$ 8,852	$ 4,715	$ 106,322
Selected Financial Information
Total assets at end of period	$ 10,131,502	$ 211,536	3,444,386	$ 13,787,424
Depreciation and amortization	16,558	3,637	2,761	22,956

Nine months ended September 30, 2014
Results of Operations
Net interest revenue	$ 284,165	$ 90	25,962	$ 310,217
Provision for credit losses	(3,525)	-	3,525	-
Net interest revenue after provision for credit losses	287,690	90	22,437	310,217
Noninterest revenue	71,152	89,545	44,936	205,633
Noninterest expense	244,050	73,616	70,694	388,360
Income before income taxes	114,792	16,019	(3,321)	127,490
Income tax expense (benefit)	36,984	6,402	(3,986)	39,400
Net income	$ 77,808	$ 9,617	$ 665	$ 88,090
Selected Financial Information
Total assets at end of period	$ 9,575,772	$ 207,612	$ 3,288,173	$ 13,071,557
Depreciation and amortization	16,836	3,945	2,887	23,668

The change in income for the General Corporate and Other division for the three months  and nine months ended September 30, 2015 compared to the same periods in 2014 is mainly due to a change in mortgage lending revenue.

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

	September 30,		December 31,
	2015	2014	2014

	(Dollars in thousands)
Unpaid principal balance	$ 5,942,736	$ 5,649,897	$ 5,686,756
Weighted-average prepayment speed (CPR)	11.1	10.6	11.6
Discount rate (annual percentage)	9.8	9.8	9.8
Weighted-average coupon interest rate (percentage)	4.1	4.1	4.1
Weighted-average remaining maturity (months)	317.0	313.0	314.0
Weighted-average servicing fee (basis points)	26.6	26.5	26.5

Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream.  The use of different estimates or assumptions could also produce different fair values.  As of September 30, 2015, the Company had not hedged the change in fair value of MSRs and, therefore, the Company was  susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments.

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2015	2014

	(In thousands)
Fair value as of January 1	$ 51,296	$ 54,662
Additions:
Origination of servicing assets	11,074	6,425
Changes in fair value:
Due to payoffs/paydowns	(5,366)	(4,313)
Due to change in valuation inputs or assumptions
used in the valuation model	(4,026)	(3,010)
Other changes in fair value	(5)	(5)
Fair value as of September 30	$ 52,973	$ 53,759

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $4.0 million and $3.8 million and late and other ancillary fees of approximately $320,000 and $293,000 for the three months ended September 30, 2015 and 2014, respectively.  The Company recorded contractual servicing fees of $11.9 million and $11.3 million and late and other ancillary fees of approximately $982,000 and $933,000 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS AND OFFSETTING ASSETS AND LIABILITIES

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At September 30, 2015, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $229.5 million with a carrying value and fair value reflecting a loss of $2.1 million.  At September 30, 2014, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $159.3 million with a carrying value and fair value reflecting a loss of approximately $291,000.  At September 30, 2015, the notional amount of commitments to fund individual fixed-rate mortgage loans was $158.1 million with a carrying value and fair value reflecting a gain of $4.9 million.  At September 30, 2014, the notional amount of commitments to fund individual fixed-rate mortgage loans was $84.1 million with a carrying value and fair value reflecting a gain of $2.1 million.

The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of September 30, 2015, the notional amount of customer related derivative financial instruments was $272.6 million with an average maturity of 43 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.  As of September 30, 2014, the notional amount of customer related derivative financial instruments was $329.2 million with an average maturity of 53 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.

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

The following tables present components of financial instruments eligible for offsetting for the periods indicated:

	September 30, 2015
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 4,901	$ -	$ 4,901	$ -	$ -	$ 4,901
Loan/lease interest rate swaps	19,596	-	19,596	-	-	19,596
Total financial assets	$ 24,497	$ -	$ 24,497	$ -	$ -	$ 24,497
	.
Financial liabilities:
Derivatives:
Forward commitments	$ 2,072	$ -	$ 2,072	$ -	$ -	$ 2,072
Loan/lease interest rate swaps	19,596	-	19,596	-	(19,596)	-
Repurchase arrangements	425,203	-	425,203	(425,203)	-	-
Total financial liabilities	$ 446,871	$ -	$ 446,871	$ (425,203)	$ (19,596)	$ 2,072

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

NOTE 14 – FAIR VALUE DISCLOSURES

“Fair value” is defined by FASB ASC 820, Fair Value Measurements (“FASB ASC 820”), as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity.  Unobservable inputs are inputs that reflect the reporting entity’s assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances.  The hierarchy is broken down into the following three levels, based on the reliability of inputs:

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and 2014:

	September 30, 2015
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,255,717	$ -	$ 1,255,717
Government agency issued residential
mortgage-backed securities	-	206,878	-	206,878
Government agency issued commercial
mortgage-backed securities	-	229,922	-	229,922
Obligations of states and
political subdivisions	-	451,600	-	451,600
Other	790	16,218	-	17,008
Mortgage servicing rights	-	-	52,973	52,973
Derivative instruments	-	-	24,197	24,197
Loans held for sale	-	170,175	-	170,175
Total	$ 790	$ 2,330,510	$ 77,170	$ 2,408,470
Liabilities:
Derivative instruments	$ -	$ -	$ 21,668	$ 21,668

	September 30, 2014
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,238,088	$ -	$ 1,238,088
Government agency issued residential
mortgage-backed securities	-	218,748	-	218,748
Government agency issued commercial
mortgage-backed securities	-	237,325	-	237,325
Obligations of states and
political subdivisions	-	509,304	-	509,304
Other	1,094	6,903	-	7,997
Mortgage servicing rights	-	-	53,759	53,759
Derivative instruments	-	-	23,884	23,884
Loans held for sale	-	137,005	-	137,005
Total	$ 1,094	$ 2,347,373	$ 77,643	$ 2,426,110
Liabilities:
Derivative instruments	$ -	$ -	$ 22,470	$ 22,470

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine-month periods ended September 30, 2015 and 2014:

Mortgage
	Servicing	Derivative
	Rights	Instruments

(In thousands)
Balance at December 31, 2014	$ 51,296	$ 623
Year to date net gains included in:
Net (loss) gain	(9,397)	1,906
Other comprehensive income	-	-
Additions	11,074	-
Transfers in and/or out of Level 3	-	-
Balance at September 30, 2015	$ 52,973	$ 2,529
Net unrealized losses included in net income for the
quarter relating to assets and liabilities held at September 30, 2015	$ (5,308)	$ (3,909)

Mortgage
	Servicing	Derivative
	Rights	Instruments

(In thousands)
Balance at December 31, 2013	$ 54,662	$ 878
Year to date net gains included in:
Net (loss) gain	(7,328)	536
Other comprehensive income	-	-
Additions	6,425	-
Transfers in and/or out of Level 3	-	-
Balance at September 30, 2014	$ 53,759	$ 1,414
Net unrealized gains (losses) included in net income for the
quarter relating to assets and liabilities held at September 30, 2014	$ 648	$ (618)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2015 and 2014:

	September 30, 2015
					Total
	Level 1	Level 2	Level 3	Total	Losses

Assets:	(In thousands)
Impaired loans	$ -	$ -	$ 40,736	40,736	$ (5,353)
Other real estate owned	-	-	23,696	23,696	(12,073)

	September 30, 2014
					Total
	Level 1	Level 2	Level 3	Total	Losses

Assets:	(In thousands)
Impaired loans	-	-	22,821	22,821	(1,239)
Other real estate owned	-	-	42,691	42,691	(15,948)

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

Lending Commitments.  The Company’s lending commitments are negotiated at prevailing market rates and are relatively short-term in nature.  As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time.  Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements.  The Company’s lending commitments are classified as Level 2.    The Company’s off-balance sheet commitments including letters of credit, which totaled $94.5 million at September 30, 2015, are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The following table presents carrying and fair value information of financial instruments at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:	(In thousands)
Cash and due from banks	$ 159,923	$ 159,923	$ 204,231	$ 204,231
Interest bearing deposits with other banks	113,068	113,068	153,019	153,019
Available-for-sale securities	2,161,125	2,161,125	2,156,927	2,156,927
Net loans and leases	10,086,567	10,207,723	9,570,493	10,066,945
Loans held for sale	170,175	170,175	141,015	141,015

Liabilities:
Noninterest bearing deposits	3,053,439	3,053,439	2,778,686	2,778,686
Savings and interest bearing deposits	6,204,512	6,204,512	6,200,017	6,200,017
Other time deposits	1,883,995	1,897,196	1,993,636	2,005,023
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	649,703	649,707	391,666	391,743
Long-term debt and other borrowings	95,079	101,026	101,372	106,218

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	(2,072)	(2,072)	(1,163)	(1,163)
Commitments to fund fixed rate
mortgage loans	4,901	4,901	2,137	2,137
Interest rate swap position to receive	19,297	19,297	21,653	21,653
Interest rate swap position to pay	(19,596)	(19,596)	(22,004)	(22,004)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands)
Bank-owned life insurance	$ 1,842	$ 1,865	$ 5,576	$ 5,599
Other miscellaneous income	3,156	3,064	9,181	9,647
Total other noninterest income	$ 4,998	$ 4,929	$ 14,757	$ 15,246

The following table details other noninterest expense for the three months and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands)
Amortization of bond issue cost	$ 12	$ 12	$ 36	$ 36
Advertising	812	1,192	3,279	3,155
Foreclosed property expense	808	5,721	4,404	12,478
Telecommunications	1,825	2,254	5,644	6,760
Public relations	481	950	1,704	2,629
Data processing	5,598	5,317	16,315	15,931
Computer software	2,595	2,488	7,891	7,762
Amortization of intangibles	949	1,126	3,042	3,332
Legal fees	1,233	2,620	10,912	7,500
Merger expense	8	188	12	1,758
Postage and shipping	1,030	1,103	3,396	3,506
Other miscellaneous expense	12,993	16,632	42,582	42,958
Total other noninterest expense	$ 28,344	$ 39,603	$ 99,217	$ 107,805

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related accrual of $16.6 million as of September 30, 2015 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

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

NOTE 17 – LONG-TERM DEBT

On August 8, 2013, the Company entered into a Credit Agreement with U.S. Bank National Association (“U.S. Bank”) as a lender and administrative agent, and First Tennessee Bank, National Association, as a lender.  The Credit Agreement includes an unsecured revolving loan of up to $25.0 million that terminated and the outstanding balance of which was payable in full on August 8, 2015, which the Bank did not renew, and an unsecured multi-draw term loan of up to $60.0 million, which commitment terminated on February 28, 2014 and the outstanding balance of which is payable in full on August 8, 2018.  The proceeds from the term loan were used to repurchase trust preferred securities, and the proceeds from the revolving loan may have been used for working capital, capital expenditures and other lawful corporate purposes.  Borrowings under the Credit Agreement bear interest at a Eurocurrency or base rate plus, in each case, an applicable interest rate margin.

The Company had long-term borrowings from U.S. Bank pursuant to the Credit Agreement totaling $41.9 million at September 30, 2015 and $48.2 million at December 31, 2014.  The Company also had long-term borrowings from FHLB of $30.0 million at both September 30, 2015 and December 31, 2014.

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

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.8 billion in assets at September 30, 2015.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its insurance agency subsidiary provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, please refer to the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2015 and 2014 and as of December 31, 2014 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on such reported financial information.

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, during recent years, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry.  The Company was not immune to such pressures and the economic downturn had a negative impact on the Company and its customers in all of the markets that it serves.  However, the Company’s financial condition has improved the past two years and continued to improve during the first nine months of 2015 as reflected by decreases in the allowance for credit losses, gross charge-offs and criticized loans coupled with increased recoveries, when compared to prior periods.

Management believes that the Company is better positioned with respect to overall credit quality as evidenced by the continued improvement in credit quality metrics especially when comparing September 30, 2015 to December 31, 2014 and September 30, 2014.  Management believes, however, that future weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.

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

The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations:

SELECTED FINANCIAL DATA

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

	(Dollars in thousands, except per share data)
Earnings Summary:
Total interest revenue	$ 118,201	$ 113,922	$ 346,328	$ 336,020
Total interest expense	7,131	8,309	21,876	25,803
Net interest revenue	111,070	105,613	324,452	310,217
Provision for credit losses	(3,000)	-	(13,000)	-
Noninterest revenue	62,953	69,278	210,582	205,633
Noninterest expense	126,450	133,699	391,560	388,360
Income before income taxes	50,573	41,192	156,474	127,490
Income tax expense	16,230	12,414	50,152	39,400
Net income	$ 34,343	$ 28,778	$ 106,322	$ 88,090

Balance Sheet - Period-end balances:
Total assets	$ 13,787,424	$ 13,071,557	$ 13,787,424	$ 13,071,557
Total securities	2,161,125	2,211,462	2,161,125	2,211,462
Loans and leases, net of unearned income	10,219,576	9,510,542	10,219,576	9,510,542
Total deposits	11,141,946	10,701,537	11,141,946	10,701,537
Long-term debt	71,868	81,742	71,868	81,742
Total shareholders' equity	1,644,820	1,610,543	1,644,820	1,610,543

Balance Sheet-Average Balances:
Total assets	$ 13,632,581	$ 12,987,103	$ 13,536,239	$ 13,002,337
Total securities	2,207,935	2,272,114	2,203,680	2,372,119
Loans and leases, net of unearned income	10,110,995	9,393,709	9,885,045	9,217,563
Total deposits	11,140,542	10,662,841	11,138,385	10,712,146
Long-term debt	71,868	81,742	73,954	84,470
Total shareholders' equity	1,680,123	1,600,721	1,655,074	1,571,300

Common Share Data:
Basic earnings per share	$ 0.36	$ 0.30	$ 1.10	$ 0.92
Diluted earnings per share	0.36	0.30	1.10	0.92
Cash dividends per share	0.10	0.08	0.25	0.18
Book value per share	17.50	16.77	17.50	16.77
Tangible book value per share	14.17	13.46	14.17	13.46
Dividend payout ratio	28.01%	25.03%	22.10%	19.08%

Financial Ratios (Annualized):
Return on average assets	1.00%	0.88%	1.05%	0.91%
Return on average shareholders' equity	8.11	7.13	8.59	7.50
Total shareholders' equity to total assets	11.93	12.32	11.93	12.32
Tangible shareholders' equity to tangible assets	9.88	10.14	9.88	10.14
Net interest margin-fully taxable equivalent	3.59	3.62	3.56	3.58

Credit Quality Ratios (Annualized):
Net (recoveries) charge-offs to average loans and leases	0.09%	0.13%	(0.05)%	0.13%
Provision for credit losses to average loans and leases	(0.12)	-	(0.18)	-
Allowance for credit losses to net loans and leases	1.30	1.51	1.30	1.51
Allowance for credit losses to NPLs	147.38	208.82	147.38	208.82
Allowance for credit losses to NPAs	116.73	128.96	116.73	128.96
NPLs to net loans and leases	0.88	0.72	0.88	0.72
NPAs to net loans and leases	1.11	1.17	1.11	1.17

Captial Adequacy:
Common equity Tier 1 capital	12.08%	NA	12.08%	NA
Tier 1 capital	12.29	13.18%	12.29	13.18%
Total capital	13.45	14.43	13.45	14.43
Tier 1 leverage capital	10.56	10.47	10.56	10.47

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

	September 30,
	2015	2014

	(Dollars in thousands, except per share data)
Tangible Assets:
Total assets	$ 13,787,424	$ 13,071,557
Less: Goodwill	291,498	291,498
Other identifiable intangible assets	21,466	25,619
Total tangible assets	$ 13,474,460	$ 12,754,440

Tangible Shareholders' Equity:
Total shareholders' equity	$ 1,644,820	$ 1,610,543
Less: Goodwill	291,498	291,498
Other identifiable intangible assets	21,466	25,619
Total tangible shareholders' equity	$ 1,331,856	$ 1,293,426

Total common shares outstanding	93,969,994	96,065,021

Tangible shareholders' equity to tangible assets	9.88%	10.14%

Tangible book value per share	$ 14.17	$ 13.46

FINANCIAL HIGHLIGHTS

The Company reported net income of $34.3 million for the third quarter of 2015, compared to net income of $28.8 million for the same quarter of 2014.  For the first nine months of 2015, the Company reported net income of $106.3 million, compared to net income of $88.1 million for the first nine months of 2014.  A factor contributing to the increase in net income for the three months and nine months ended September 30, 2015 was the increase in net interest income, as net interest revenue was $111.1 million for the third quarter of 2015, compared to $105.6 million for the third quarter of 2014 and was $324.5 million for the nine months ended September 30, 2015 compared to $310.2 million for the nine months ended September 30, 2014.  The increase in net interest revenue for the comparable three month and nine month periods is a result of the increase in loan and lease revenue coupled with the decrease in interest expense associated with other time deposits.  Another factor contributing to the increase in net income was the negative provision for credit losses of $3.0 million and $13.0 million for the three months and nine months ended September 30, 2015. The negative provision for credit losses reflected the impact of elevated levels of recoveries and continued improvement in portfolio credit.  Net chargeoffs were $2.3 million, or 0.09% of average loans and leases, during the third quarter of 2015, compared to net charge-offs of $3.2 million, or 0.13% of average loans and leases, during the third quarter of 2014 and net recoveries were $3.6 million, or 0.05% of average loans and leases, during the first nine months of 2015, compared to net charge-offs of  $9.3 million, or 0.13% of average loans and leases, during the first nine months of 2014.

The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $111.1 million for the third quarter of 2015, an increase of $5.5 million, or 5.2%, from  $105.6 million for the third quarter of 2014.  Net interest revenue was $324.5 million for the first nine months of 2015, an increase of $14.2 million, or 4.6%, from  $310.2 million for the first nine months of 2014.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The increase in net interest revenue for the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014 was primarily a result of the increase in interest revenue related to loans and leases due to the increasing loan portfolio coupled with the decrease in interest expense related to the decrease in rates paid on interest-bearing liabilities.  Rates paid on interest bearing liabilities decreased as a result of reduced average balances and rates on other time deposits.

Interest revenue increased $4.3 million or 3.8%, in the third quarter of 2015 compared to the third quarter of 2014 and increased $10.3 million, or 3.1%, in the first nine months of 2015 compared to the first nine months of 2014.  The Company has managed to increase loans as new loan production more than offset loan runoff in most loan categories during 2015.  The decrease in interest expense was the result of a decrease in other time deposits and the corresponding rates, which resulted in a decrease in total interest expense of $1.2 million, or 14.2%, in the third quarter of 2015 compared to the third quarter of 2014 and a decrease of $3.9 million, or 15.2% for the first nine months of 2015 compared to the first nine months of 2014.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue decreased $6.3 million, or 9.1%, for the third quarter of 2015 compared to the third quarter of 2014 and increased $4.9 million, or 2.4%, for the first nine months of 2015 compared to the first nine months of 2014.  One of the primary contributors to the fluctuations in noninterest revenue was mortgage lending revenue.  Mortgage lending revenue decreased to $2.3 million for the third quarter of 2015 compared to $6.9 million for the third quarter of 2014 but increased to $25.0 million for the first nine months of 2015 compared to $19.4 million for the first nine months of 2014.  The third quarter decrease and first nine months increase in mortgage lending revenue was impacted by the change in MSRs.  The fair value of MSRs decreased $5.3 million during the third quarter of 2015 compared to an increase of approximately $648,000 during the third quarter of 2014 but only decreased $4.0 million during the first nine months of 2015 compared to a decrease of $3.0 million for the first nine months of 2014.  Mortgage origination volume increased 31.6% to $402.2 million for the third quarter of 2015 compared to $305.7 million for the third quarter of 2014 and increased 42.4% to $1.1 billion for the first nine months of 2015 compared to $793.8 million for the first nine months of 2014.  As a result of increased mortgage originations, mortgage origination revenue increased to $5.2 million during the third quarter of 2015 compared to $3.7 million during the third quarter of 2014 and increased to $21.5 million for the first nine months of 2015 compared to $14.5 million for the first nine months of 2014.

Insurance Commissions also contributed to the increase in noninterest revenue for the first nine months of 2015 compared to the first nine months of 2014 as insurance commissions increased $1.9 million or 2.2% to $91.4 million during the first nine months of 2015 compared to $89.5 million during the first nine months of 2014.  The increase in insurance commissions that are received from insurance carriers are primarily a result of new policies and growth from existing customers.  There were no significant non-recurring noninterest revenue items during the first nine months of 2015 or 2014.

While total noninterest expense decreased 5.4% to $126.5 million for the third quarter of 2015 compared to $133.7 million for the third quarter of 2014, noninterest expense increased slightly to  $391.6 million for the first nine months of 2015 compared to $388.4 million for the first nine months of 2014.  The increase in noninterest expense during the first nine months of 2015 compared to the first nine months of 2014 was primarily a result of increases in salaries and employee benefits.  Salaries and employee benefits increased as a result of increases in pension expenses due to annual revisions to actuarial assumptions, including updates to the Society of Actuaries pension plan mortality tables.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail below.

RESULTS OF OPERATIONS

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage interest-earning assets and interest-bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 10,111.0	$ 107.9	4.23%	$ 9,393.7	$ 103.5	4.37%
Loans held for sale	157.6	1.4	3.43%	106.0	0.9	3.45%
Available-for-sale securities:
Taxable	1,837.9	6.5	1.40%	1,861.8	6.6	1.42%
Non-taxable (3)	370.0	5.0	5.32%	410.3	5.6	5.37%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	72.4	-	0.20%	120.7	0.1	0.22%
Total interest earning
assets and revenue	12,548.9	120.8	3.82%	11,892.5	116.7	3.89%
Other assets	1,221.2			1,241.2
Less: Allowance for credit losses	(137.5)			(146.6)
Total	$ 13,632.6			$ 12,987.1

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,822.6	$ 2.2	0.18%	$ 4,480.0	$ 1.9	0.17%
Savings	1,413.2	0.4	0.12%	1,308.2	0.4	0.12%
Other time	1,911.9	3.7	0.76%	2,108.0	5.1	0.96%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	501.6	0.2	0.12%	450.5	0.1	0.10%
Junior subordinated debt securities	23.2	0.2	2.87%	23.2	0.2	2.81%
Long-term debt	71.9	0.5	2.91%	81.8	0.6	2.85%
Total interest bearing
liabilities and expense	8,744.4	7.2	0.32%	8,451.7	8.3	0.39%
Demand deposits -
noninterest bearing	2,992.9			2,766.6
Other liabilities	215.2			168.1
Total liabilities	11,952.5			11,386.4
Shareholders' equity	1,680.1			1,600.7
Total	$ 13,632.6			$ 12,987.1
Net interest revenue-FTE		$ 113.6			$ 108.4
Net interest margin-FTE			3.59%			3.62%
Net interest rate spread			3.49%			3.50%
Interest bearing liabilities to
interest earning assets			69.68%			71.07%
(1)  Includes taxable equivalent adjustment to interest of $0.8 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively, using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $1.7 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively, using an effective tax rate of 35%.

	Nine months ended September 30,
	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 9,885.0	$ 315.1	4.26%	$ 9,217.5	$ 304.0	4.41%
Loans held for sale	139.5	3.6	3.44%	65.2	1.9	3.86%
Available-for-sale securities:
Taxable	1,824.4	19.8	1.45%	1,958.0	21.3	1.46%
Non-taxable (3)	379.3	15.3	5.39%	414.1	16.9	5.46%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	236.0	0.4	0.23%	237.3	0.4	0.24%
Total interest earning
assets and revenue	12,464.2	354.2	3.80%	11,892.1	344.5	3.87%
Other assets	1,211.8			1,260.1
Less: allowance for credit losses	(139.8)			(149.9)
Total	$ 13,536.2			$ 13,002.3

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,901.9	$ 6.6	0.18%	$ 4,542.8	$ 5.8	0.17%
Savings	1,392.2	1.3	0.12%	1,289.4	1.2	0.12%
Other time	1,944.8	11.5	0.79%	2,180.2	16.2	0.99%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	436.7	0.4	0.11%	449.3	0.3	0.09%
Junior subordinated debt securities	23.2	0.5	2.86%	23.4	0.5	2.83%
Long-term FHLB borrowings	74.0	1.6	2.90%	84.5	1.8	2.87%
Total interest bearing
liabilities and expense	8,772.8	21.9	0.33%	8,569.6	25.8	0.40%
Demand deposits -
noninterest bearing	2,899.4			2,699.7
Other liabilities	208.9			161.7
Total liabilities	11,881.1			11,431.0
Shareholders' equity	1,655.1			1,571.3
Total	$ 13,536.2			$ 13,002.3
Net interest revenue-FTE		$ 332.3			$ 318.7
Net interest margin-FTE			3.56%			3.58%
Net interest rate spread			3.47%			3.47%
Interest bearing liabilities to
interest earning assets			70.38%			72.06%

(1)  Includes taxable equivalent adjustment to interest of $2.5 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively, using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $5.4 million and $5.9 million for the nine months ended September 30, 2015 and 2014, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended September 30, 2015 increased $5.2 million, or 4.8%, compared to the same period in 2014.  Net interest revenue-FTE for the nine-month period ended September 30, 2015 increased $13.6 million, or 4.3%, compared to the same period in 2014.  The increase in net interest revenue-FTE for the comparable three-month and nine-month periods was primarily a result of the increase in interest revenue-FTE related to the increase in average earning assets combined with the decrease in interest expense related to the decrease in yields on interest-bearing liabilities exceeding the effects of decreased yields on earning assets and increased average interest-bearing liabilities.  The increase in earning assets was a result of loan run-off being more than replaced with new lower yielding loans.  The decrease in earning asset yields was primarily a result of declining loan yields as interest rates continue to be at historically low levels.  Yields on interest-bearing liabilities decreased as a result of rate decreases in the average balance and rates paid on other time deposits while average balances and yields on interest bearing demand and savings deposits increased.

Interest revenue-FTE for the three-month period ended September 30, 2015 increased $4.1 million, or 3.5%, compared to the same period in 2014.  Interest revenue-FTE for the nine-month period ended September 30, 2015 increased $9.7 million, or 2.8%, compared to the same period in 2014.  The increase in interest revenue-FTE for these periods was a result of the declining loan yields, as interest rates continued to be at historically low levels, being more than offset by loan growth noticed during the third quarter and first nine months of 2015.  The yield on average interest-earning assets decreased 7 basis points for both the third quarter and the first nine months of 2015 compared to the same periods in 2014.  Average interest-earning assets increased $656.4 million, or 5.5%, for the three-month period ended September 30, 2015, compared to the same period in 2014.  Average interest-earning assets increased $572.1 million, or 4.8%, for the nine-month period ended September 30, 2015, compared to the same period in 2014.

Interest expense for the three-month period ended September 30, 2015 decreased $1.1 million, or 13.3%, compared to the same period in 2014.  Interest expense for the nine-month period ended September 30, 2015 decreased $3.9 million, or 15.1%, compared to the same period in 2014.  The decrease in interest expense for these periods was a result of the decrease in other time deposits and their corresponding rates.  Average rates paid on interest-bearing liabilities decreased 7 basis points for both the third quarter of 2015 compared to the third quarter of 2014 and the first nine months of 2015 compared to the same period in 2014. Average interest bearing liabilities increased $292.7 million, or 3.5%, for the third quarter of 2015 compared to the third quarter of 2014 and increased $203.2 million, or 2.4%, for the nine-month period ended September 30, 2015 compared to the same period in 2014.    The increase in average interest bearing liabilities for these periods was primarily a result of increases in average interest bearing demand and savings deposits more than offsetting the decrease in other time deposits.

Net interest margin-FTE was 3.59% for the three months ended September 30, 2015, a decrease of 3 basis points from 3.62% for the three months ended September 30, 2014.  Net interest margin-FTE was 3.56% for the nine months ended September 30, 2015, a decrease of 2 basis points from 3.58% for the nine months ended September 30, 2014.  The decrease in the net interest margin-FTE for these periods was due to declining yields on interest bearing liabilities being more than offset by the declining yields on interest earning assets as loan runoff was more than replaced by lower yielding loans.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or re-pricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at September 30, 2015:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years

	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$ 113,068	$ -	$ -	$ -
Available-for-sale and trading securities	180,979	360,740	1,439,098	180,308
Loans and leases, net of unearned income	3,430,615	1,981,745	3,931,843	875,373
Loans held for sale	170,175	-	-	-
Total interest earning assets	3,894,837	2,342,485	5,370,941	1,055,681
Interest bearing liabilities:
Interest bearing demand and savings deposits	6,204,512	-	-	-
Other time deposits	341,834	750,983	780,779	10,399
Federal funds purchased and securities
sold under agreement to repurchase,
short-term FHLB borrowings and other
short-term borrowings	649,703	-	-	-
Long-term debt and junior
subordinated debt securities	-	-	71,868	23,198
Other	13	-	-	-
Total interest bearing liabilities	7,196,062	750,983	852,647	33,597
Interest rate sensitivity gap	$ (3,301,225)	$ 1,591,502	$ 4,518,294	$ 1,022,084
Cumulative interest sensitivity gap	$ (3,301,225)	$ (1,709,723)	$ 2,808,571	$ 3,830,655

In the event interest rates increase after September 30, 2015, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest-earning assets.  However, the Company’s historical repricing sensitivity on interest-bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after September 30, 2015, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest-bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at September 30, 2015 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.

As of September 30, 2015,  the Bank had $2.9 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.03%, an average maturity of 132 months and a fully-indexed interest rate of 3.83% at September 30, 2015.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At September 30, 2015, the Company had $541.0 million, $3.0 billion and $668.4 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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

The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of September 30, 2015 and 2014 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.

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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	September 30, 2015	September 30, 2014
+400 basis points	7.5%	4.0%
+300 basis points	9.1%	6.3%
+200 basis points	9.0%	6.8%
+100 basis points	4.1%	3.2%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	September 30, 2015	September 30, 2014
+400 basis points	21.2%	21.9%
+300 basis points	16.1%	16.7%
+200 basis points	11.1%	10.1%
+100 basis points	5.0%	4.9%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	September 30, 2015	September 30, 2014
+200 basis points	3.4%	2.7%
-200 basis points	NM	NM
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

At September 30, 2015, impaired loans totaled $40.7 million, which was net of cumulative charge-offs of $8.6 million.  Additionally, the Company had specific reserves for impaired loans of $5.4 million included in the allowance for credit losses.  Impaired loans at September 30, 2015 were primarily from the Company’s commercial real estate and commercial and industrial portfolios.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, OREO marketing period of 180-360 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.

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

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$ 138,312	$ 147,132	$ 142,443	$ 153,236

Loans and leases charged off:
Commercial and industrial	(2,010)	(306)	(3,829)	(1,367)
Real estate
Consumer mortgages	(1,382)	(1,510)	(2,849)	(5,137)
Home equity	(314)	(510)	(1,057)	(1,266)
Agricultural	(9)	(47)	(17)	(761)
Commercial and industrial-owner occupied	(645)	(1,229)	(1,443)	(3,371)
Construction, acquisition and development	(203)	(1,458)	(818)	(3,165)
Commercial real estate	(1,477)	(70)	(3,601)	(1,332)
Credit cards	(706)	(612)	(1,909)	(1,779)
All other	(628)	(743)	(1,648)	(1,997)
Total loans charged off	(7,374)	(6,485)	(17,171)	(20,175)

Recoveries:
Commercial and industrial	897	565	1,681	2,000
Real estate
Consumer mortgages	461	952	2,113	2,446
Home equity	90	157	516	523
Agricultural	59	45	364	80
Commercial and industrial-owner occupied	1,831	460	2,527	896
Construction, acquisition and development	1,084	392	10,666	2,837
Commercial real estate	187	286	1,507	835
Credit cards	170	116	506	382
All other	292	330	857	890
Total recoveries	5,071	3,303	20,737	10,889
Net recoveries (charge-offs)	(2,303)	(3,182)	3,566	(9,286)
Provision charged to operating expense	(3,000)	-	(13,000)	-
Balance, end of period	$ 133,009	$ 143,950	$ 133,009	$ 143,950

Average loans for period	$ 10,110,995	$ 9,393,709	$ 9,885,045	$ 9,217,563
Ratios:
Net (recoveries) charge-offs to average loans (annualized)	0.09%	0.13%	(0.05%)	0.13%
Provision for credit losses to average
loans and leases, net of unearned income (annualized)	(0.12%)	0.00%	(0.18%)	0.00%
Allowance for credit losses to loans
and leases, net of unearned income	1.30%	1.51%	1.30%	1.51%

Net chargeoffs were  $2.3 million in the third quarter of 2015 compared to $3.2 million in the third quarter of 2014. Net recoveries in the first nine months  of 2015 were $3.6 million compared to net charge-offs of $9.3 million in the first nine months of 2014.  Net recoveries in the first nine months of 2015, coupled with improvement in criticized assets, contributed to a negative provision for credit losses of  $3.0 million and  $13.0 million being recorded in the third quarter and first nine months of 2015, respectively.  There was no provision for credit losses for the three-month or nine-month periods ended September 30, 2014.

Annualized net chargeoffs as a percentage of average loans and leases for the third quarter of 2015 were 0.09%, compared to 0.13% for the third quarter of 2014.  Annualized net recoveries as a percentage of average loans and leases for the first nine months of 2015 were 0.05% compared to annualized net charge-offs as a percentage of average loans and leases of 0.13% for the same period in 2014.  The 2015 net recovery was a result of elevated levels of recoveries primarily in the construction, acquisition and development real estate portfolio.  Total recoveries were $5.1 million and $20.7 million for the three-month and nine-month periods ended September 30, 2015, compared to $3.3 million and $10.9 million for the three-month and nine-month periods ended September 30, 2014 with 51.4% of the first nine months 2015 recoveries being noticed in the real estate construction, acquisition and development portfolio.

A $13.0 million negative provision for credit losses was recorded for the first nine months of 2015  while no provision was recorded for the first nine months of 2014.  The negative provision for credit losses for the first nine months of 2015 was a result of improving credit trends, including the elevated levels of recoveries.  As of September 30, 2015 and 2014,  58% and 42%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 83% and 76% of their contractual principal balance at September 30, 2015 and 2014, respectively.  Non-accrual loans not impaired are loans that either fall below the impairment threshold or are not determined to be collaterally dependant.

The allowance for credit losses decreased $11.0 million to $133.0 million at September 30, 2015 compared to $144.0 million at September 30, 2014.  The decrease was a result of improving credit metrics since September 30, 2014, including reductions in classified loans and lower net charge-off levels.

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

	September 30,				December 31,
	2015		2014		2014
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$ 23,830	16.7%	$ 21,328	18.0%	$ 21,419	18.0%
Real estate
Consumer mortgages	33,644	23.9%	41,428	23.0%	40,015	23.2%
Home equity	7,962	5.6%	9,640	5.4%	9,542	5.4%
Agricultural	2,515	2.4%	3,698	2.5%	3,420	2.5%
Commercial and industrial-owner occupied	14,957	15.7%	17,257	15.8%	16,325	15.6%
Construction, acquisition and development	10,800	8.8%	10,174	8.6%	9,885	8.7%
Commercial real estate	25,105	20.9%	23,201	20.1%	23,562	20.1%
Credit cards	4,890	1.1%	5,855	1.2%	6,514	1.2%
All other	9,306	4.9%	11,369	5.4%	11,761	5.3%
Total	$ 133,009	100.0%	$ 143,950	100.0%	$ 142,443	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months and nine months ended September 30, 2015 and 2014 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2015	2014	% Change

	(Dollars in thousands)
Mortgage lending	$ 2,339	$ 6,938	(66.3)%
Credit card, debit card and merchant fees	9,282	8,972	3.5
Deposit service charges	12,150	13,111	(7.3)
Securities gains (losses), net	33	18	83.3
Insurance commissions	28,584	29,246	(2.3)
Trust income*	3,653	3,537	3.3
Annuity fees *	539	564	(4.4)
Brokerage commissions and fees*	1,375	1,963	(30.0)
Bank-owned life insurance	1,842	1,865	(1.2)
Other miscellaneous income	3,156	3,064	3.0
Total noninterest revenue	$ 62,953	$ 69,278	(9.1)%
* Included in Wealth Management revenue on the Consolidated Statements of Income

	Nine months ended
	September 30,
	2015	2014	% Change

	(Dollars in thousands)
Mortgage lending	$ 25,008	$ 19,421	28.8%
Credit card, debit card and merchant fees	27,119	25,382	6.8
Deposit service charges	34,929	38,084	(8.3)
Securities gains, net	88	19	363.2
Insurance commissions	91,396	89,466	2.2
Trust income*	11,232	10,729	4.7
Annuity fees*	1,567	2,237	(30.0)
Brokerage commissions and fees*	4,486	5,049	(11.2)
Bank-owned life insurance	5,576	5,599	(0.4)
Other miscellaneous income	9,181	9,647	(4.8)
Total noninterest revenue	$ 210,582	$ 205,633	2.4%
* Included in Wealth Management revenue on the Consolidated Statements of Income

The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities - origination and sale of new mortgage loans and servicing of mortgage loans.  Since the Company had not hedged the change in fair value of its MSRs at September 30, 2015, mortgage revenue can be significantly affected by changes in the valuation of MSRs in changing interest rate environments.  The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either retain or release the associated MSRs with the loan sold.  The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with FASB ASC 860, Transfers and Servicing.

In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first nine months of 2015,  20 mortgage loans totaling $2.1 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $309,000 was recognized related to these repurchased or make whole loans.  During the first nine months of 2014,  18 mortgage loans totaling approximately $1.9 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $480,000 was recognized related to these repurchased or make whole loans.

 At September 30, 2015, the Company had accrued $1.3 million for its estimate of losses from representation and warranty obligations.  The reserve was based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

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

Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $402.2 million and $305.7 million produced origination revenue of $5.2 million and $3.7 million for the quarters ended September 30, 2015 and 2014, respectively.  Mortgage loan origination volumes of $1.1 billion and $793.8 million produced origination revenue of $21.5 million and  $14.5 million for the first nine months ended September 30, 2015 and 2014, respectively.  The increase in mortgage origination revenue for the three months and nine months ended September 30, 2015 compared to the three months and nine months ended September 30, 2014 is a result of the larger growth noticed in the held for sale pipeline during the third quarter and first nine months of 2015 than the growth noticed in the held for sale pipeline during the third quarter and first nine months of 2014.

Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $4.4 million and $4.1 million for the quarters ended September 30, 2015 and 2014, respectively.   For the nine months ended September 30, 2015 and 2014, revenue from the servicing of loans was $12.9 million and $12.3 million, respectively

Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $1.9 million and  $1.6 million for the quarters ended September 30, 2015 and 2014, respectively.  Decreases in value from principal payments, prepayments and payoffs were $5.4 million and $4.3 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company had not hedged the change in fair value of its MSRs and was susceptible to significant fluctuations in their value in a changing interest rate environment.  Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $5.3 million and increased approximately $648,000 for the quarters ended September 30, 2015 and 2014, respectively, and decreased $4.0 million and $3.0 million for the first nine months of 2015 and 2014, respectively.

	Three months ended
	September 30,
	2015	2014	% Change

	(Dollars in thousands)
Mortgage lending:
Origination	$ 5,154	$ 3,736	38.0%
Servicing	4,365	4,113	6.1
Payoffs/Paydowns	(1,872)	(1,559)	20.1
	7,647	6,290
MSR market value adjustment	(5,308)	648	NM
Mortgage lending revenue	$ 2,339	$ 6,938	(66.3)%

	(Dollars in millions)
Origination volume	$ 402	$ 306	31.4%
NM=Not meaningful

	Nine months ended
	September 30,
	2015	2014	% Change

	(Dollars in thousands)
Mortgage lending:
Origination	$ 21,463	$ 14,458	48.5%
Servicing	12,937	12,286	5.3
Payoffs/Paydowns	(5,366)	(4,313)	24.4
	29,034	22,431
MSR market value adjustment	(4,026)	(3,010)	33.8
Mortgage lending revenue	$ 25,008	$ 19,421	28.8%

	(Dollars in millions)
Origination volume	$ 1,130	$ 794	42.3%

Mortgage loans serviced at period-end	$ 5,943	$ 5,650	5.2%

NM=Not meaningful

Credit card, debit card and merchant fees increased slightly for the comparable three-month and nine-month periods as a result of new account volume noticed since September 30, 2014.    Deposit service charge revenue decreased slightly when comparing the three-month and nine-month periods ended September 30, 2015 and 2014 due to modifications made on the calculation and assessment of overdraft fees since September 30, 2014.

Net security gains of approximately $33,000 and $88,000 for the three-month and nine-month period ended September 30, 2015 and net security gains of approximately $18,000 and $19,000 for the three-month and nine-month period ended September 30, 2014 were a result of sales and calls of available-for-sale securities.

While insurance commissions decreased for the third quarter of 2015 compared to the third quarter of 2014, insurance commissions increased for the first nine months of 2015 compared to the first nine months of 2014 as a result of new policies and growth from existing customers.    Trust income remained relatively stable during the third quarter of 2015 compared to the third quarter of 2014 and increased slightly for the first nine months of 2015 compared to the first nine months of 2014 as a result of increases in the assets under management or in custody combined with fees generated by customers added since September 30, 2014.  Annuity fees decreased 4.4% for the third quarter of 2015 compared to the third quarter of 2014 and decreased 30.0% for the first nine months of 2015 compared to the first nine months of 2014 as a result of less annuity sales during 2015.  Brokerage commissions and fees decreased 30.0% and 11.2% for the comparable three-month and nine-month periods, respectively, as a result of decreases in sales of all brokerage products. Bank-owned life insurance remained relatively stable for the comparable three-month and nine-month period.    Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items remained relatively stable for the comparable three-month periods ended September 30, 2015 and 2014 and decreased 4.8% for the comparable nine-month periods ended September 30, 2015 and 2014 as a result of decreases in miscellaneous other investment income combined with losses recorded on the sale and disposal of fixed assets.

 Noninterest Expense

The components of noninterest expense for the three months and nine months ended September 30, 2015 and 2014 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2015	2014	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 81,354	$ 77,453	5.0%
Occupancy, net	10,819	10,313	4.9
Equipment	3,742	4,205	(11.0)
Deposit insurance assessments	2,191	2,125	3.1
Amortization of bond issue cost	12	12	0.0
Advertising	812	1,192	(31.9)
Foreclosed property expense	808	5,721	(85.9)
Telecommunications	1,825	2,254	(19.0)
Public relations	481	950	(49.4)
Data processing	5,598	5,317	5.3
Computer software	2,595	2,488	4.3
Amortization of intangibles	949	1,126	(15.7)
Legal fees	1,233	2,620	(52.9)
Merger expense	8	188	(95.7)
Postage and shipping	1,030	1,103	(6.6)
Other miscellaneous expense	12,993	16,632	(21.9)
Total noninterest expense	$ 126,450	$ 133,699	(5.4)%

NM= Not meaningful

	Nine months ended
	September 30,
	2015	2014	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 242,292	$ 231,077	4.9%
Occupancy, net of rental income	31,432	30,845	1.9
Equipment	11,740	12,873	(8.8)
Deposit insurance assessments	6,879	5,760	19.4
Amortization of bond issue cost	36	36	0.0
Advertising	3,279	3,155	3.9
Foreclosed property expense	4,404	12,478	(64.7)
Telecommunications	5,644	6,760	(16.5)
Public relations	1,704	2,629	(35.2)
Data processing	16,315	15,931	2.4
Computer software	7,891	7,762	1.7
Amortization of intangibles	3,042	3,332	(8.7)
Legal fees	10,912	7,500	45.5
Merger expense	12	1,758	(99.3)
Postage and shipping	3,396	3,506	(3.1)
Other miscellaneous expense	42,582	42,958	(0.9)
Total noninterest expense	$ 391,560	$ 388,360	0.8%

NM= Not meaningful

Salaries and employee benefit expense increased 5.0% and 4.9%, respectively, for the three months and nine months ended September 30, 2015 compared to the same periods in 2014 with the slight increase a result of an increase in pension expense, a component of salaries and employee benefits, due to annual revisions to actuarial assumptions, including updates to the Society of Actuaries pension plan mortality tables.  Occupancy expense increased 4.9% for the three months ended September 30, 2015 compared to the same period in 2014 but remained relatively stable for the nine months ended September 30, 2015 compared to the same period in 2014.  Equipment expense decreased 11.0% and 8.8%  for the comparable three-month and nine-month periods, respectively, as a result of decreases in depreciation expense.  Deposit insurance assessments increased 3.1% and 19.4% for the comparable three-month and nine-month periods, respectively, as a result of movement evidenced in several variables utilized by the FDIC in calculating the deposit insurance assessment.

Foreclosed property expense decreased 85.9% and 64.7% for the comparable three months and nine months ended September 30, 2015, respectively, as a result of the net gains on the sale of real estate and fewer writedowns of foreclosed property.  During the first nine months of 2015, the Company added $5.9 million to OREO through foreclosures.  Sales of OREO in the first nine months of 2015 were $12.4 million, resulting in a net gain of approximately  $778,000.  The components of foreclosed property expense for the three months and nine months ended September 30, 2015 and 2014 and the percentage change between periods are shown in the following tables:

	Three months ended
	September 30,
	2015	2014	% Change
	(Dollars in thousands)
(Gain) loss on sale of other real estate owned	$ (203)	$ 3,289	NM %
Writedown of other real estate owned	524	1,609	(67.4)
Other foreclosed property expense	487	823	(40.8)
Total foreclosed property expense	$ 808	$ 5,721	(85.9)%

NM= Not meaningful

	Nine months ended
	September 30,
	2015	2014	% Change
	(Dollars in thousands)
(Gain) loss on sale of other real estate owned	$ (778)	$ 4,828	NM
Writedown of other real estate owned	3,733	5,657	(34.0)%
Other foreclosed property expense	1,449	1,993	(27.3)
Total foreclosed property expense	$ 4,404	$ 12,478	(64.7)%

NM= Not meaningful

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising, telecommunications and public relations, the primary fluctuations included the increase in legal fees for the first nine months of 2015 compared to the first nine months of 2014 and the decrease in other miscellaneous expense for the third quarter of 2015 compared to the third quarter of 2014.    The increase in legal fees is a result of additional litigation reserves related to various legal matters recorded in the first nine months of 2015 with no additional litigation reserves recorded in the first nine months 2014.  The decrease in other miscellaneous expense is a result of additional costs recorded during the third quarter of 2014 related to consulting and compliance services with no similar costs recorded during the third quarter of 2015. These services are related to BSA and AML compliance remediation.

Income Tax

The Company recorded income tax expense of $16.2 million for the third quarter of 2015, compared to income tax expense of $12.4 million for the third quarter of 2014.   Income tax expense was $50.2 million for the first nine months of 2015, compared to income tax expense of $39.4 million for the first nine months of 2014.   The Company calculated the provision for income taxes for the three months and nine months ended September 30, 2015, by applying the estimated annual effective tax rate to year-to-date pre-tax income.  For the three months and nine months ended September 30, 2014, the provision for income taxes was calculated based on actual year-to-date results of operations, including tax preference items through September 30, 2014.   The primary differences between the Company’s recorded expense for the third quarter and first nine months of 2015 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income and other tax preference items.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at September 30, 2015 were $12.7 billion, or 91.9% of total assets, compared with $12.2 billion, or 91.3% of total assets, at December 31, 2014.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 80.6% of average earning assets during the third quarter of 2015.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $10.2 billion and $9.7 billion at September 30, 2015 and December 31, 2014, respectively.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	September 30,		December 31,
	2015	2014	2014

	(In thousands)

Commercial and industrial	$ 1,715,293	$ 1,721,208	$ 1,753,041
Real estate
Consumer mortgages	2,447,132	2,191,265	2,257,726
Home equity	573,566	518,263	531,374
Agricultural	252,381	242,023	239,616
Commercial and industrial-owner occupied	1,605,811	1,508,679	1,522,536
Construction, acquisition and development	900,875	819,636	853,623
Commercial real estate	2,141,398	1,916,577	1,961,977
Credit cards	109,576	109,464	113,426
All other	507,981	519,135	516,221
Total	$ 10,254,013	$ 9,546,250	$ 9,749,540

The following table shows the Company’s loans and leases, net of unearned income by segment, class and geographical location as of September 30, 2015:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 156,906	$ 202,404	$ 199,453	$ 592,008	$ 68,073	$ 114,479	$ 238,192	$ 138,982	$ 1,710,497
Real estate
Consumer mortgages	285,916	334,245	218,535	823,486	73,144	269,128	426,229	16,449	2,447,132
Home equity	80,490	39,037	62,196	219,209	22,330	139,264	9,310	1,730	573,566
Agricultural	6,246	76,058	30,511	79,688	3,109	12,935	43,834	-	252,381
Commercial and industrial-owner occupied	182,334	189,991	185,937	669,397	57,543	130,355	190,254	-	1,605,811
Construction, acquisition and development	106,784	100,059	77,098	293,502	22,768	135,188	165,476	-	900,875
Commercial real estate	336,677	349,996	234,714	590,385	203,867	175,412	250,079	268	2,141,398
Credit cards	-	-	-	-	-	-	-	109,576	109,576
All other	73,139	49,215	31,516	189,538	3,925	43,360	61,285	26,362	478,340
Total	$ 1,228,492	$ 1,341,005	$ 1,039,960	$ 3,457,213	$ 454,759	$ 1,020,121	$ 1,384,659	$ 293,367	$ 10,219,576

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of September 30, 2015:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total

	(In thousands)
Commercial and industrial	$ 4,241	$ 528,068	$ 903,841	$ 274,347	$ 1,710,497
Real estate
Consumer mortgages	2,981	269,304	597,123	1,577,724	2,447,132
Home equity	1,895	60,818	192,072	318,781	573,566
Agricultural	486	48,547	86,551	116,797	252,381
Commercial and industrial-owner occupied	1,820	169,911	470,478	963,602	1,605,811
Construction, acquisition and development	3,595	464,715	254,799	177,766	900,875
Commercial real estate	3,923	156,793	928,630	1,052,052	2,141,398
Credit cards	-	109,576	-	-	109,576
All other	301	210,541	198,911	68,587	478,340
Total	$ 19,242	$ 2,018,273	$ 3,632,405	$ 4,549,656	$ 10,219,576

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production.  Commercial and industrial loans outstanding decreased 2.1% from December 31, 2014 to September 30, 2015.

Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding increased 8.4% at September 30, 2015 compared to December 31, 2014.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding increased by 7.9% at September 30, 2015 compared to December 31, 2014.

Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding increased by 5.2% from December 31, 2014 to September 30, 2015.

Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans increased 5.5% from December 31, 2014 to September 30, 2015.

Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. The Bank generally engages in construction and development lending only in local markets served by its branches. Construction, acquisition and development loans increased 5.5% from December 31, 2014 to September 30, 2015.

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

At September 30, 2015, the Company had $41.9 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $287,000 and $647,000 recognized as interest income during the third quarter and first nine months of 2015.  There were no construction, acquisition and development loans with interest reserves that were on non-accrual status at September 30, 2015.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.

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

The following table presents the activity in the construction, acquisition and development nonaccrual loans for the nine months ended September 30, 2015:

(In thousands)
Balance at December 31, 2014	$ 4,163
Additions to construction, acquisition and development nonaccruals:
Formation of new nonaccrual loans	9,420
Reductions in construction, acquisition and development nonaccruals:
Charge-offs	(518)
Foreclosures to OREO	(1,427)
Payments	(6,282)
Transfers to accrual status	(1,116)
Transfer to other loan category	-
Balance at September 30, 2015	$ 4,240

The five largest credits that made up the construction, acquisition and development nonaccrual loan balance at September 30, 2015 were primarily loans for land for future development located throughout the Company’s geographical locations and in various stages of maturity.  The five largest credits made up 63.3% of the total construction, acquisition and development nonaccrual loan balance at September 30, 2015.

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial loans increased 9.1% from December 31, 2014 to September 30, 2015.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 3.4% from December 31, 2014 to September 30, 2015.

All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances, net of unearned income decreased 5.2% from December 31, 2014 to September 30, 2015.

NPLs consist of non-accrual loans and leases, loans and leases 90 days or more past due, still accruing, and accruing loans and leases that have been restructured (primarily in the form of reduced interest rates and modified payment terms) because of the borrower’s or guarantor’s weakened financial condition or bankruptcy proceedings.  The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.  Non-performing assets (“NPAs”) consist of NPLs and OREO, which consists of foreclosed properties.  NPAs, which are carried either in the loan account or OREO on the Company’s consolidated balance sheets, depending on foreclosure status, were as follows as of the dates presented:

	September 30,		December 31,
	2015	2014	2014

	(Dollars in thousands)
Non-accrual loans and leases	$ 70,237	$ 54,612	$ 58,052
Loans 90 days or more past due, still accruing	1,436	1,925	2,763
Restructured loans and leases, still accruing	18,578	12,398	10,920
Total NPLs	90,251	68,935	71,735

Other real estate owned	23,696	42,691	33,984
Total NPAs	$ 113,947	$ 111,626	$ 105,719

NPLs to net loans and leases	0.88%	0.72%	0.74%
NPAs to net loans and leases	1.11%	1.17%	1.09%

NPLs increased 25.8% to $90.3 million at September 30, 2015 compared to $71.7 million at December 31, 2014 and increased 30.9% compared to $68.9 million at September 30, 2014.  Included in NPLs at September 30, 2015 were $40.7 million of loans that were impaired.  These impaired loans had a specific reserve of $5.4 million included in the allowance for credit losses of $133.0 million at September 30, 2015, and were net of $8.6 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2014 included  $28.1 million of loans that were impaired.  These impaired loans had a specific reserve of $1.5 million included in the allowance for credit losses of $142.4 million at December 31, 2014.  NPLs at September 30, 2014 included $22.8 million of loans that were impaired.  These impaired loans had a specific reserve of $1.2 million included in the allowance for credit losses of $144.0 million at September 30, 2014.

Non-accrual loans at September 30, 2015 reflected an increase of $12.2 million, or 21.0%, compared to December 31, 2014 and an increase of $15.6 million, or 28.6%, compared to September 30, 2014.    While non-accrual loans are increasing in almost all loan categories, the primary increases in non-accrual loans are recognized in the real estate commercial and industrial owner-occupied and the commercial and industrial portfolios.  Non-accrual loans related to the real estate commercial and industrial owner-occupied portfolio increased $1.5 million, or 13.4%, to $12.7 million at September 30, 2015 compared to $11.2 million at December 31, 2014 and increased $5.2 million, or 69.3%, compared to $7.5 million at September 30, 2014.  Non-accrual loans related to the commercial and industrial portfolio increased $11.8 million, or 299.0%, to $15.7 million at September 30, 2015 compared to $3.9 million at December 31, 2014 and increased $12.9 million, or 463.4% compared to $2.8 million at September 30, 2014.  The majority of the increase in non-accrual loans related to the commercial and industrial loan portfolio were loans identified as impaired and contributed to the increase in impaired loans related to the commercial and industrial portfolio to $14.0 million at September 30, 2015 from $2.2 million at December 31, 2014.

The Bank’s NPLs are primarily located in Arkansas, Mississippi and Tennesee as these markets represent $62.6 million, or 69.4% of total NPLs of $90.3 million at September 30, 2015.  These areas have experienced a higher incidence of NPLs, primarily as a result of the downturn in the economic markets in these regions.   These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  The following table presents the NPLs by geographical location at September 30, 2015:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Alabama and Florida Panhandle	$ 1,228,492	$ -	$ 5,158	$ -	$ 5,158	0.4%
Arkansas	1,341,005	-	8,030	2,134	10,164	0.8
Louisiana	1,039,960	-	4,597	760	5,357	0.5
Mississippi	3,457,213	-	33,720	12,703	46,423	1.3
Missouri	454,759	-	2,458	1,753	4,211	0.9
Tennessee	1,020,121	-	5,737	318	6,055	0.6
Texas	1,384,659	-	4,802	-	4,802	0.3
Other	293,367	1,436	5,735	910	8,081	2.8
Total	$ 10,219,576	$ 1,436	$ 70,237	$ 18,578	$ 90,251	0.9%

OREO decreased by  $10.3 million to $23.7 million at September 30, 2015 compared to $34.0 million at December 31, 2014 and decreased by $19.0 million compared to $42.7 million at September 30, 2014.  OREO decreased as a result of sales of foreclosed properties exceeding new foreclosures coupled with writedowns that were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.

The Company has processes in place to review credits upon renewal or modification to determine if concessions are being granted that meet the requirements set forth in FASB ASC 310.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $23.2 million and $17.3 million at September 30, 2015 and December 31, 2014, respectively.  Restructured loans of $4.6 million and  $6.0 million were included in the non-accrual loan category at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at September 30, 2015:

	September 30, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,671,522	$ -	$ 24,967	$ -	$ -	$ 14,008	$ 1,710,497
Real estate
Consumer mortgages	2,369,160	-	73,753	107	-	4,112	2,447,132
Home equity	563,119	-	8,645	-	-	1,802	573,566
Agricultural	243,814	-	8,235	-	-	332	252,381
Commercial and industrial-owner occupied	1,541,771	-	55,289	224	-	8,527	1,605,811
Construction, acquisition and development	870,595	-	27,243	430	-	2,607	900,875
Commercial real estate	2,072,229	-	59,514	410	-	9,245	2,141,398
Credit cards	109,576	-	-	-	-	-	109,576
All other	471,633	-	6,604	-	-	103	478,340
Total	$ 9,913,419	$ -	$ 264,250	$ 1,171	$ -	$ 40,736	$ 10,219,576

(1) Impaired loans are shown exclusive of accruing troubled debt restructurings (“TDRs”)

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At September 30, 2015, the Bank had $3.0 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at September 30, 2015:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total

	(In thousands)
Pass	$ 9,910,180	$ 3,205	$ -	$ 34	$ 9,913,419
Special Mention	-	-	-	-	-
Substandard	223,008	21,013	7,366	12,863	264,250
Doubtful	735	-	210	226	1,171
Loss	-	-	-	-	-
Impaired	19,120	11,002	970	9,644	40,736
Total	$ 10,153,043	$ 35,220	$ 8,546	$ 22,767	$ 10,219,576

All loan grade categories increased at September 30, 2015 compared to December 31, 2014 with the exception of the Special Mention and Substandard loan grade categories, which decreased approximately $978,000, or 100.0% and $52.5 million, or 16.6%, respectively, at September 30, 2015 compared to December 31, 2014.  Of the $264.3 million of Substandard loans and leases, 84.4% remained current as to scheduled repayment of principal and interest, with only 4.9% having outstanding balances that were 90 days or more past due at September 30, 2015.  Of the $40.7 million of Impaired loans and leases, 46.9% remained current as to scheduled repayment of principal and/or interest, with 23.7% having outstanding balances that were 90 days or more past due at September 30, 2015.

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

The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at September 30, 2015:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Commercial and industrial	$ 1,710,497	$ 58	$ 15,697	$ 637	$ 16,392	1.0%
Real estate
Consumer mortgages	2,447,132	1,068	21,959	551	23,578	1.0
Home equity	573,566	-	3,664	-	3,664	0.6
Agricultural	252,381	-	484	-	484	0.2
Commercial and industrial-owner occupied	1,605,811	-	12,690	4,153	16,843	1.0
Construction, acquisition and development	900,875	-	4,240	1,616	5,856	0.7
Commercial real estate	2,141,398	-	10,730	10,522	21,252	1.0
Credit cards	109,576	310	215	818	1,343	1.2
All other	478,340	-	558	281	839	0.2
Total	$ 10,219,576	$ 1,436	$ 70,237	$ 18,578	$ 90,251	0.9%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Available-for-sale securities were $2.2 billion at both September 30, 2015 and December 31, 2014.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At September 30, 2015, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of September 30, 2015:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%

Available-for-sale Securities:	(Dollars in thousands)
Aaa	$ 1,725,433	81.3%	$ 1,740,371	80.5%
Aa1 to Aa3	152,735	7.2%	163,991	7.6%
A1 to A3	45,036	2.1%	47,695	2.2%
Not rated (1)	199,045	9.4%	209,068	9.7%
Total	$ 2,122,249	100.0%	$ 2,161,125	100.0%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $58.2 million and a market value of $62.4 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the third quarter of 2015 that indicated the necessity of an earlier goodwill impairment assessment.

In the current environment, forecasting cash flows, credit losses and growth, in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $291.5 million at both September 30, 2015 and December 31, 2014.

Other Real Estate Owned

OREO totaled $23.7 million and $34.0 million at September 30, 2015 and December 31, 2014, respectively.  OREO at September 30, 2015 had aggregate loan balances at the time of foreclosure of $55.3 million.  OREO at December 31, 2014 had aggregate loan balances at the time of foreclosure of $83.7 million.  The following table presents the OREO by segment, class and geographical location at September 30, 2015:

	September 30, 2015
	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total

	(In thousands)
Commercial and industrial	$ 84	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 84
Real estate
Consumer mortgages	214	116	53	2,039	-	180	4	-	2,606
Home equity	-	-	-	101	-	-	-	-	101
Agricultural	-	-	-	25	-	-	-	-	25
Commercial and industrial-owner occupied	260	-	-	601	-	385	60	-	1,306
Construction, acquisition and development	3,689	84	130	12,693	-	2,134	-	-	18,730
Commercial real estate	170	108	-	278	127	-	63	-	746
All other	-	-	-	98	-	-	-	-	98
Total	$ 4,417	$ 308	$ 183	$ 15,835	$ 127	$ 2,699	$ 127	$ -	$ 23,696

Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.  While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the consumer mortgage and commercial real estate portfolios at September 30, 2015 suggested that a majority of additions to OREO in the near-term might be from these categories.

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

The following table presents the Company’s noninterest bearing, interest bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	September 30,	December 31,
	2015	2014	% Change

	(Dollars in millions)
Noninterest bearing demand	$ 3,053	$ 2,779	9.9%
Interest bearing demand	4,795	4,868	(1.5)
Savings	1,410	1,332	5.9
Other time	1,884	1,993	(5.5)
Total deposits	$ 11,142	$ 10,972	1.5%

The 1.5%  increase in deposits at September 30, 2015 compared to December 31, 2014 was primarily a result of the increase in noninterest-bearing demand and savings deposits more than offsetting the decline in interest bearing demand and other time deposits.  The average maturity of time deposits at September 30, 2015 was 17.5 months, compared to 16.6 months at December 31, 2014.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company had $224.5 million in short-term borrowings from the FHLB at September 30, 2015 and $3.5 million at December 31, 2014.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had federal funds purchased and securities sold under agreement to repurchase of $425.2 million and $388.2 million at September 30, 2015 and December 31, 2014, respectively.

On August 8, 2013, the Company entered into a Credit Agreement with U.S. Bank National Association (“U.S. Bank”) as a lender and administrative agent, and First Tennessee Bank, National Association, as a lender.  The Credit Agreement includes an unsecured revolving loan of up to $25.0 million that terminated and the outstanding balance of which was payable in full on August 8, 2015, which the Bank did not renew, and an unsecured multi-draw term loan of up to $60.0 million, which commitment terminated on February 28, 2014 and the outstanding balance of which is payable in full on August 8, 2018.  The proceeds from the term loan were used to repurchase trust preferred securities, and the proceeds from the revolving loan may have been used for working capital, capital expenditures and other lawful corporate purposes.  Borrowings under the Credit Agreement bear interest at a Eurocurrency or base rate plus, in each case, an applicable interest rate margin.

The Company had long-term borrowings from U.S. Bank totaling $41.9 million and $48.1 million at September 30, 2015 and December 31, 2014, respectively.  The Company also had long-term borrowings from the FHLB of $30.0 million at both September 30, 2015 and December 31, 2014.   The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.6 billion in additional borrowing capacity under the existing FHLB borrowing agreement at September 30, 2015.

The Company had non-binding federal funds borrowing arrangements with other banks aggregating $824.0 million at September 30, 2015.  The unencumbered fair value of the Company’s federal government and government agencies securities portfolio may provide substantial additional liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk‑based capital guidelines established by the Board of Governors of the Federal Reserve System.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered “well capitalized” for the Company’s Common equity Tier 1 capital, Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill)  are 6.5%, 8%,  10% and 5%, respectively.  The Company exceeded the required minimum levels for these ratios at September 30, 2015 and December 31, 2014 as follows:

	September 30, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth, Inc.
Common equity Tier 1 capital (to risk-weighted assets)	$ 1,384,697	12.08%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,407,895	12.29%	$ 1,351,807	13.27%
Total capital (to risk-weighted assets)	1,541,544	13.45%	1,479,791	14.52%
Tier 1 leverage capital (to average assets)	1,407,895	10.56%	1,351,807	10.55%

The FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the common equity Tier 1 capital, Tier 1 capital, total capital and leverage capital ratios must be at least 6.5%, 8%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at September 30, 2015 and December 31, 2014 as follows:

	September 30, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth Bank
Common equity Tier 1 capital (to risk-weighted assets)	$ 1,345,448	11.75%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,345,448	11.75%	$ 1,298,449	12.76%
Total capital (to risk-weighted assets)	1,479,097	12.92%	1,426,433	14.02%
Tier 1 leverage capital (to average assets)	1,345,448	10.13%	1,298,449	10.17%

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

On December 11, 2014, the Company announced a new stock repurchase program whereby the Company may acquire up to an aggregate of 6% or 5,764,000 shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between December 11, 2014 through November 30, 2016.  The extent and timing of any repurchases will depend on market conditions and other corporate, legal and regulatory considerations.  Repurchased shares will be held as authorized but unissued shares.  These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors.  At September 30, 2015, 2,882,000 shares had been repurchased under this program.

The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation.  The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp.  The Company redeemed $8.25 million of the Junior Subordinated Debt Securities and $8.0 million of the related trust preferred securities assumed in the City Bancorp merger at par on January 8, 2014. The Company’s remaining $23.2 million in assumed trust preferred securities qualify as Tier 1 capital at September 30, 2015 under Federal Reserve Board guidelines.  At September 30, 2015, the $23.2 million in assumed trust preferred securities were callable at the option of the Company upon obtaining approval of the Federal Reserve.

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related accrual of $16.6 million as of September 30, 2015 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

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

CRITICAL ACCOUNTING POLICIES

During the three months ended September 30, 2015, there was no material change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended September 30, 2015, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased (1)(2)	Paid per Share	or Programs (1)(2)	or Programs
July 1- July 31	4,239	$ 25.73	-	5,764,000
August 1-August 31	443,905	23.13	443,905	5,320,095
September 1-September 30	2,438,095	23.70	2,438,095	2,882,000

Total	2,886,239

(1) This represents 4,239 shares redeemed in July from employees for tax withholding purposes upon vesting of restricted stock.

(2) On December 11, 2014, the Company announced a stock repurchase program pursuant to which the  Company may purchase up to 5.8 million shares of its common stock during the period between December 11, 2014 and November 30, 2016.   During the three months ended September 30, 2015, the Company terminated no repurchase plans or programs and no such plans or programs expired.

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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of September 30, 2015 and 2014, and December 31, 2014, (ii) the Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three-month and nine-month  periods ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

____________________________

(1)	Filed as Annex A to the Company's registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233) and incorporated by reference thereto.
(2)	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(7)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (file number 1-12991) and incorporated by reference thereto.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (file number 0-10826) and incorporated by reference thereto.
(9)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 333-72712) and incorporated by reference thereto.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.
(Registrant)

DATE: November 2, 2015	/s/ William L. Prater
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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of September 30, 2015 and 2014, and December 31, 2014, (ii) the Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three-month and nine-month  periods ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

____________________________
(1)	Filed as Annex A to the Company's registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233) and incorporated by reference thereto.
(2)	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(7)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (file number 1-12991) and incorporated by reference thereto.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (file number 0-10826) and incorporated by reference thereto.
(9)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 333-72712) and incorporated by reference thereto.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.
*	Filed herewith.
**	Furnished herewith.