Form 10-K
period 2015-12-31
BANCORPSOUTH INC
filed 2016-02-23
CIK 701853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________________________

FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2015 was approximately $2,382,000,000, based on the last reported sale price per share of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2015.

As of February 19, 2016, the registrant had outstanding 94,237,752 shares of common stock, par value $2.50 per share.

                                      DOCUMENTS INCORPORATED BY REFERENCE

To the extent stated herein, portions of the Definitive Proxy Statement on Schedule 14A to be used in connection with the registrant's 2016 Annual Meeting of Shareholders and to be filed prior to April 27, 2016 are incorporated by reference into Part III of this Report.

BANCORPSOUTH, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2015

TABLE OF CONTENTS

PART I

Item	1.	Business	4
Item	1A.	Risk Factors	20
Item	1B.	Unresolved Staff Comments	33
Item	2.	Properties	33
Item	3.	Legal Proceedings	33
Item	4.	Mine Safety Disclosures	34

PART II

Item	5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
Item	6.	Selected Financial Data	36
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	76
Item	8.	Financial Statements and Supplementary Data	79
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	145
Item	9A.	Controls and Procedures	145
Item	9B.	Other Information	145

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	145
Item	11.	Executive Compensation	147
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	147
Item	13.	Certain Relationships and Related Transactions; and Director Independence	147
Item	14.	Principal Accountant Fees and Services	148

PART IV

Item	15.	Exhibits and Financial Statement Schedules	148

PART I

ITEM 1.  BUSINESS.

GENERAL

BancorpSouth, Inc. (the “Company”) is a financial holding company incorporated in 1982.  Through its principal bank subsidiary, BancorpSouth Bank (the “Bank”), originally chartered in 1876, the Company conducts commercial banking and financial services operations in Alabama, Arkansas, Florida, Louisiana, Mississippi, Missouri, Tennessee, Texas and Illinois.  At December 31, 2015, the Company and its subsidiaries had total assets of $13.8 billion and total deposits of $11.3 billion.  The Company’s principal office is located at One Mississippi Plaza, 201 South Spring Street, Tupelo, Mississippi 38804 and its telephone number is (662) 680-2000.

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

DESCRIPTION OF BUSINESS

The Bank has its principal office in Tupelo, Lee County, Mississippi, and conducts a general commercial banking, trust and insurance business through offices in Alabama, Arkansas, Florida, Louisiana, Mississippi, Missouri, Tennessee, Texas and Illinois. The Bank has grown through the acquisition of other banks and insurance agencies and through the opening of new branches and offices.

The Bank and its subsidiaries provide a range of financial services to individuals and small-to-medium size businesses. The Bank operates an insurance agency subsidiary which engages in sales of insurance products.  The Bank’s wealth management department offers a variety of services including investment brokerage services, personal trust and estate services, certain employee benefit accounts and plans, including individual retirement accounts, and limited corporate trust functions.  All of the Company’s assets are located in the United States and substantially all of its revenues generated from external customers originate within the United States.

The Company has registered the trademarks “BancorpSouth,” both typed form and design, and “Bank of Mississippi,” both typed form and design, with the U.S. Patent and Trademark Office.  The trademark “BancorpSouth” will expire in 2024 unless the Company extends these trademarks for additional ten-year periods.  Registrations of these trademarks with the U.S. Patent and Trademark Office generally may be renewed and continue indefinitely, provided that the Company continues to use these trademarks and files appropriate maintenance and renewal documentation with the U.S. Patent and Trademark Office at times required by the federal trademark laws and regulations.

COMPETITION

Vigorous competition exists in all major areas where the Bank is engaged in business. The Bank competes for available loans and depository accounts with state and national commercial banks, as well as Federal Savings Banks, insurance companies, credit unions, money market mutual funds, automobile finance companies and financial services companies.  None of these competitors is dominant in the entire area served by the Bank.

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

Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into multiple weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based asset ratio represents capital divided by total risk-weighted assets. The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines. The Bank is subject to substantially similar capital requirements of the FDIC.

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

Basel III Capital Rules

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

Throughout 2015, the Bank’s regulatory capital ratios were in excess of the levels established for “well-capitalized” institutions.

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

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Bank is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had no such brokered deposits at December 31, 2015.

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

The outcome of the Federal Reserve’s analysis of the Company’s projected performance (to include capital, earnings, and balance sheet changes) will be used in supervision of the Company and will assist the Federal Reserve in assessing the Company’s risk profile and capital adequacy. The results of the stress test could hinder the Company’s ability to pay quarterly cash dividends to shareholders, repurchase stock and could also impact the Federal Reserve’s decisions regarding future acquisitions by the Company. The annual Company-run stress test must be conducted and results reported to the Federal Reserve by March 31, 2016 and publicly disclosed during the period June 15 through June 30, 2016.

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

The final rules became effective on April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2015. On December 18, 2014, the Federal Reserve extended the period by which banking entities must bring certain activities into conformance with the restrictions of the Volcker Rule. Under the new extension, banking entities will have additional time to divest their ownership interests in or otherwise conform their activities with respect to legacy covered fund positions that were acquired before December 31, 2013. The initial extension lengthens the Volcker Rule conformance period for these purposes until July 21, 2016. Although the Federal Reserve is only empowered by the Dodd-Frank Act to extend the conformance period for one year at a time, the Federal Reserve in 2015 granted an additional one-year extension until July 21, 2017. While the Company is continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company or the Bank. The Company may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

The Durbin Amendment

The “Durbin Amendment” provisions of the Dodd-Frank Act require the Federal Reserve to establish a cap on the rate merchants pay banks for electronic clearing of debit transactions (the interchange rate). The Federal Reserve issued a final rule establishing standards, including a cap, for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of $0.21 per transaction, a $0.01 fraud prevention adjustment, and five basis points multiplied by the value of the transaction. As a result of implementing this lower debit card interchange fee structure, the Bank’s electronic banking income decreased during 2012 but remained relatively stable in 2015, 2014 and 2013.

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

On January 8, 2014, the Company announced the signing of a definitive merger agreement with Ouachita Bancshares Corp. (“Ouachita”) headquartered in Monroe, Louisiana, whereby Ouachita will be merged with and into the Company. Ouachita is the parent company of Ouachita Independent Bank.  On January 22, 2014, the Company announced the signing of a definitive merger agreement with Central Community Corporation, headquartered in Temple, Texas, whereby Central Community Corporation (“CCC”) will be merged with and into the Company. CCC is the parent company of First State Bank Central Texas. The Company and each of Ouachita and CCC have determined additional time will be required to obtain regulatory approvals and to satisfy closing conditions necessary to complete their respective mergers.

Accordingly, on February 25, 2015, the Company re-filed the merger applications for the Mergers with the appropriate regulatory agencies. On June 30, 2015, the Company and Ouachita entered into an amendment (the “Ouachita Amendment”) to their respective Agreement and Plan of Reorganization, dated January 8, 2014, as amended by that certain Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014 (the “Ouachita Merger Agreement”), and, on June 30, 2015, the Company and CCC entered into an amendment (the “CCC Amendment” and, together with the Ouachita Amendment, the “Amendments”) to their respective Agreement and Plan of Reorganization, dated January 22, 2014, as amended by that certain Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014 (the “CCC Merger Agreement” and, together with the Ouachita Merger Agreement, the “Merger Agreements”). The

Amendments, among other things, extended the exclusivity period of the Merger Agreements through December 31, 2015 to allow for additional time to obtain the necessary regulatory approvals and to satisfy all closing conditions.

Although the exclusivity period of the Merger Agreements have not been extended beyond December 31, 2015, (i) the Ouachita Merger Agreement remains in effect until terminated by the Board of Directors of the Company or Ouachita and (ii) the CCC Merger Agreement remains in effect until terminated by the Board of Directors of the Company or CCC.

The terms of the Ouachita Merger Agreement, as amended by the Ouachita Amendment, (a) provide for the payment by the Company of minimum aggregate Merger consideration of approximately $111.1 million, and (b) allow Ouachita to terminate the Ouachita Merger Agreement if the Average Closing Price (as defined in the Ouachita Merger Agreement) of the Company’s common stock is less than $19.20.   Amendment No. 1 to the Ouachita Merger Agreement also provides that, if the Ouachita Merger Agreement is terminated for certain reasons, including by reason of disapproval of the Merger by a governmental body, the Company must pay Ouachita termination fees and expenses of up to $1.0 million.

The terms of the CCC Merger Agreement, as amended by the CCC Amendment, (a)  provide for the payment by the Company of minimum aggregate Merger consideration of approximately $202.5 million, (b) allow CCC to terminate the CCC Merger Agreement if the Average Closing Price (as defined in the CCC Merger Agreement) of the Company’s common stock is less than $19.20 and (c) provide that, if the CCC Merger Agreement is terminated for certain reasons, including by reason of disapproval of the Merger by a governmental body, the Company must pay CCC termination fees and expenses of up to $1.25 million.

  The Mergers will remain subject to receipt of required regulatory approvals and the satisfaction of other closing conditions.  We cannot offer any assurances as to the terms, timing and closings of the proposed Mergers with Ouachita and CCC.

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

In addition, all institutions with deposits insured by the FDIC must pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established as a financing vehicle for the Federal Savings & Loan Insurance Corporation. The assessment rate for the first quarter of fiscal 2016 is 0.58% of assets and is adjusted quarterly. These assessments will continue until the bonds mature in 2019.

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

The Community Reinvestment Act

CRA and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions.  The regulations provide that the appropriate banking regulator will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving financial holding companies.  An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services.  As of December 31, 2015, the Bank had a “satisfactory” rating under CRA.

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

OTHER FINANCIAL SERVICES

The Bank’s insurance service subsidiary serves as an agent in the sale of commercial lines of insurance and a full line of property and casualty, life, health and employee benefits products and services and operates in Alabama, Arkansas, Louisiana, Mississippi, Missouri, Tennessee, Texas  and Illinois.

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

The Board of Directors of the Bank focuses much of its efforts and resources, and that of the Bank’s management and lending officials, on loan underwriting and credit quality monitoring policies and practices.  Loan status and monitoring is handled through the Bank’s loan administration department.  Also, an independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance for credit losses.  Weak financial performance is identified and monitored using past due reporting, the internal loan rating system, loan review reports, the various loan committee functions and periodic asset quality rating committee meetings.  Senior loan officers have established a review process with the objective of identifying, evaluating and initiating necessary corrective action for problem loans.  The results of loan reviews are reported to the Directors’ Loan Committee of the Bank’s Board of Directors.  This process is an integral element of the Bank’s loan program.  Nonetheless, management maintains a cautious outlook in anticipating the potential effects of uncertain economic conditions (both locally and nationally) and the possibility of more stringent regulatory standards.

RECENT ACQUISITIONS AND TRANSACTION ACTIVITY

On January 8, 2014, the Company announced the signing of a definitive merger agreement with Ouachita headquartered in Monroe, Louisiana, whereby Ouachita will be merged with and into the Company. Ouachita is the parent company of Ouachita Independent Bank.  On January 22, 2014, the Company announced the signing of a definitive merger agreement with Central Community Corporation, headquartered in Temple, Texas, whereby CCC will be merged with and into the Company. CCC is the parent company of First State Bank Central Texas. The Company and each of Ouachita and

CCC have determined additional time will be required to obtain regulatory approvals and to satisfy closing conditions necessary to complete their respective mergers.

Accordingly, on February 25, 2015, the Company re-filed the merger applications for the Mergers with the appropriate regulatory agencies. On June 30, 2015, the Company and Ouachita entered into an amendment (the “Ouachita Amendment”) to their respective Agreement and Plan of Reorganization, dated January 8, 2014, as amended by that certain Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014 (the “Ouachita Merger Agreement”), and, on June 30, 2015, the Company and CCC entered into an amendment (the “CCC Amendment” and, together with the Ouachita Amendment, the “Amendments”) to their respective Agreement and Plan of Reorganization, dated January 22, 2014, as amended by that certain Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014 (the “CCC Merger Agreement” and, together with the Ouachita Merger Agreement, the “Merger Agreements”). The Amendments, among other things, extend the exclusivity period of the Merger Agreements through December 31, 2015 to allow for additional time to obtain the necessary regulatory approvals and to satisfy all closing conditions.

Although the exclusivity period of the Merger Agreements have not been extended beyond December 31, 2015, (i) the Ouachita Merger Agreement remains in effect until terminated by the Board of Directors of the Company or Ouachita and (ii) the CCC Merger Agreement remains in effect until terminated by the Board of Directors of the Company or CCC.

The terms of the Ouachita Amendment (a) provide for the payment by the Company of minimum aggregate Merger consideration of approximately $111.1 million, and (b) allow Ouachita to terminate the Ouachita Merger Agreement if the Average Closing Price (as defined in the Ouachita Merger Agreement) of the Company’s common stock is less than $19.20.  Amendment No. 1 to the Ouachita Merger Agreement also provides that, if the Ouachita Merger Agreement is terminated for certain reasons, including by reason of disapproval of the Merger by a governmental body, the Company must pay Ouachita termination fees and expenses of up to $1.0 million.

The terms of the CCC Amendment (a)  provide for the payment by the Company of minimum aggregate Merger consideration of approximately $202.5 million, (b) allow CCC to terminate the CCC Merger Agreement if the Average Closing Price (as defined in the CCC Merger Agreement) of the Company’s common stock is less than $19.20 and (c) provide that, if the CCC Merger Agreement is terminated for certain reasons, including by reason of disapproval of the Merger by a governmental body, the Company must pay CCC termination fees and expenses of up to $1.25 million.

  The Mergers will remain subject to receipt of required regulatory approvals and the satisfaction of other closing conditions.  We cannot offer any assurances as to the terms, timing and closings of the proposed Mergers with Ouachita and CCC.

For additional information regarding the status of the merger with Ouachita. and the status of the merger with CCC, please refer to “Item 1A. Risk Factors - We face risks in connection with completed or potential acquisitions.”

EMPLOYEES

At December 31, 2015, the Company and its subsidiaries had approximately 4,002 full-time equivalent employees. The Company and its subsidiaries are not a party to any collective bargaining agreements and employee relations are considered to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information follows concerning the executive officers of the Company:

Name	Offices Held	Age

James D. Rollins III	Chairman and Chief Executive Officer	57
	Director of the Company

Chris Bagley	President and Chief Operating Officer	55

William L. Prater	Senior Executive Vice President, Chief	55
	Financial Officer and Treasurer of the

	Company and Cashier of the Bank

W. James Threadgill, Jr.	Senior Executive Vice President and	61
	Chief Business Development Officer

Chuck Pignuolo	Senior Executive Vice President	60
	and General Counsel

James Ronald Hodges	Senior Executive Vice President and Chief	63
	Credit Officer

Cathy S. Freeman	Senior Executive Vice President and Chief	50
	Administrative Officer

None of the executive officers of the Company is related by blood, marriage or adoption to any other executive officer or to any of the Company’s directors or nominees for election at the 2016 annual meeting of shareholders.  There are no arrangements or understandings between any of the executive officers and any other person pursuant to which any individual was or is to be selected as an officer. The executive officers of the Company are appointed by the Board of Directors at its first meeting following the annual meeting of shareholders, and they hold office until the next annual meeting or until their successors are duly appointed and qualified.

Effective November 27, 2012, Mr. Rollins was appointed Chief Executive Officer of the Bank and the Company.  Prior to joining the Company, Mr. Rollins served as President and Chief Operating Officer of Prosperity Bancshares, Inc. for at least the preceding two years.

Mr. Bagley has served as President and Chief Operating Officer since August 15, 2014.  Prior to joining the Company, Mr. Bagley was an executive officer and Chief Credit Officer of Prosperity Bancshares, Inc for at least the preceeding four years.

Mr. Prater has served as Treasurer and Chief Financial Officer of the Company and Executive Vice President, Chief Financial Officer and Cashier of the Bank for at least the past five years.  Mr. Prater was promoted to Senior Executive Vice President in 2014.

Mr. Threadgill has served as Executive Vice President of the Company and Vice Chairman of the Bank for at least the past five years. In 2014, Mr. Threadgill was promoted to Senior Executive Vice President and Chief Business Development Officer.

Mr. Pignuolo joined the Company as Senior Executive Vice President and General Counsel on October 20, 2014.  Prior to joining the bank, Mr. Pignuolo practiced law at Devlin and Pignuolo, PC for at least the preceding four years.

Mr. Hodges had served as Regional and Area Loan Administrator for at least one year prior to April 2010, when he was named Senior Executive Vice President of the Bank and Deputy to the Company’s Chief Lending Officer.  Mr. Hodges served in that capacity until September 2011, when he was named Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of the Bank.  Most recently, Mr. Hodges was promoted to Senior Executive Vice President and Chief Credit Officer in 2014.

Mrs. Freeman has served as Executive Vice President of the Company and the Bank for at least the past five years.  Most recently, Mrs. Freeman was promoted to Senior Executive Vice President in 2014.

BOARD OF DIRECTORS OF THE REGISTRANT

Information follows concerning the Board of Directors of the Company:

e
	Name	Occupation
	Gus J. Blass III	General Partner
Capital Properties, LLC
Little Rock, AR

	James E. Campbell III	Chief Executive Officer
H+M Company, Inc.
Jackson, TN

Deborah Cannon	Retired
Houston, TX

Hassell H. Franklin	Chief Executive Officer
Franklin Corporation
Houston, MS

W.G. “Mickey” Holliman Jr.	Managing Member
Five Star, LLC
Tupelo, MS

Warren A. Hood Jr.	Chairman and Chief Executive Officer
Hood Companies, Inc.
Hattiesburg, MS

Keith J. Jackson	President/Founder
P.A.R.K.
Little Rock, AR

Larry G. Kirk	Retired
Tupelo, MS

Guy W. Mitchell III	Attorney at Law
Mitchell, McNutt & Sams, PA
Tupelo, MS

Robert C. Nolan	Chairman
Deltic Timber Corporation
El Dorado, AR

Alan W. Perry	Attorney at Law
Bradley Arant Boult Cummings, LLP
Jackson, MS

James D. Rollins	Chairman and Chief Executive Officer
BancorpSouth, Inc. and BancorpSouth Bank
Tupelo, MS

Tom Stanton	Chairman and Chief Executive Officer
Adtran, Inc.
Huntsville, AL

CORPORATE INFORMATION

Corporate Headquarters

BancorpSouth

One Mississippi Plaza

201 South Spring Street

Tupelo, MS  38804

Annual Meeting

9:00 a.m. (local time), April 27, 2016

BancorpSouth Corporate Headquarters

Fourth Floor

One Mississippi Plaza

201 South Spring Street

Tupelo, MS  38804

Common Shares

Listed on the New York Stock Exchange

NYSE Symbol:  BXS

Transfer Agent and Registrar

Computershare

250 Royall Street

Canton, MA  02021

Tel: (800)368-5948

Internet address: www.computershare.com

ITEM 1A.  RISK FACTORS.

Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “predict,” “foresee,” “may,” “might,” “will,” “would,” “should,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s trademarks, the Company’s ability to compete effectively, the effect of changes in laws, governmental regulations and legislative proposals affecting financial institutions, examinations by federal regulators, commercial loans, repurchase of mortgage loans, the impact of economic conditions in the Company’s market area and the economic downturn, identification and resolution of credit issues, debit card revenues, the use of non-U.S. GAAP financial measures, the effect of certain claims, legal and administrative proceedings and pending litigation, reserves for troubled debt restructurings, diversification of revenue stream, the Company’s policy regarding asset quality, the Company’s policy regarding underwriting and lending practices, critical and significant accounting policies, allowance for credit losses, other real estate owned, impairment of goodwill, other-than-temporary impairment of securities, valuation of mortgage servicing rights, pension and other postretirement benefit amounts, net interest revenue, net interest margin, interest rate sensitivity, the impact of the historically low interest rate environment, credit quality, credit losses, determination of collateral fair value, analysis of guarantors, compliance with underwriting and/or appraisal standards, potential losses from representation and warranty obligations, the Company’s foreclosure process, inspection and review of construction, acquisition and development loans, maturity and renewal of construction, acquisition and development loans, deferred tax assets, unrecognized tax benefits, junior subordinated debt securities, capital resources, sources of liquidity and liquidity strategies, sources of maturing loans and investment securities, the Company’s ability to obtain funding, the ability to declare and/or pay dividends, credit losses from off-balance sheet commitments and arrangements, future acquisitions and consideration to be used therefor, the impact of recent accounting pronouncements, amortization expense of amortizable identifiable intangible assets, interest income, valuation of stock options, fair value of loans and leases, fair value of held-to-maturity and available-for-sale securities, maturities of available-for-sale securities, fair value of lending commitments, appraisal adjustments, concessions granted for troubled debt restructurings, value of investment securities, contributions to pension plans, related party transactions, impaired loans, (“NPLs”) loans and leases, non-accrual loans and leases, economic value of equity, future lease payments, the use of proceeds from the underwritten public offering of the Company’s common stock, deposits, the Company’s operating results and financial condition, the terms and closing of the proposed transactions with each of Ouachita Bancshares Corp. and Central Community Corporation, and amendments to the Company’s code of business conduct and ethics or waiver of a provision thereof.

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

At December 31, 2015, we had a balance of $945.0 million in real estate construction, acquisition and development loans, representing 9.1% of our total loan portfolio. These real estate construction, acquisition and development loans have certain risks that are not present in other types of loans. The primary credit risks associated with real estate construction, acquisition and development loans are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential and commercial units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. Real estate construction, acquisition and development loans also involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, real estate construction, acquisition and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance and accrued interest on the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. The adverse effects of the foregoing matters upon our real estate construction, acquisition and development portfolio could necessitate a further increase in non-performing loans related to this portfolio and these non-performing loans may result in a material level of charge-offs, which may have a material adverse effect on our financial condition and results of operations. At December 31, 2015, non-accrual real estate construction, acquisition and development loans totaled $9.1 million.

We hold other real estate owned and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.

As our business necessitates, we foreclose on and take title to real estate serving as collateral for loans.  At December 31, 2015,  we had $14.8 million of other real estate owned, or OREO, compared to $34.0 million at December 31, 2014.  At December 31, 2015, $11.4 million, or 77.3%, of the total OREO balance had been carried on the books for longer than one year.  As the properties held continue to age, we expect that future writedowns will become more likely and increase in amount.  Although declining over recent years, significant OREO balances have resulted in substantial noninterest expenses as we incur costs to manage, maintain and dispose of foreclosed properties. We expect that our earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with OREO assets and any unfavorable pricing in connection with the disposition of foreclosed properties. The expenses associated with holding a significant amount of OREO could have a material adverse effect on our results of operations and financial condition.

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

We are involved in legal proceedings and government investigations, and may be the subject of additional litigation and investigations in the future; the actual cost of legal proceedings may exceed our accruals for them.

The nature of our business ordinarily results in a certain amount of litigation and investigations by government agencies having oversight over our business.  Although we have developed policies and procedures to minimize the impact of legal noncompliance and other disputes and endeavored to provide reasonable insurance coverage, litigation, government investigations and regulatory actions present an ongoing risk.

We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against us, our directors, management or employees, including remedies or damage awards. On at least a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims (which are not considered incidental to the ordinary conduct of our business) utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable we will incur a loss and the amount can be reasonably estimated, we establish an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings or threatened claims, however, may turn out to be substantially higher than the amount accrued. Further, our insurance will not cover all litigation, other proceedings or claims, or the costs of defense. While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense we have accrued is adequate and that any incremental liability arising from pending legal proceedings, including class action litigation, and threatened claims and those otherwise arising in the ordinary course of business, will not have a material adverse effect on our business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for any lawsuit or investigation in which the Company or its subsidiaries are involved, which may have a material adverse  effect on  our business or our results of operations for one or more quarterly reporting periods.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition  - Certain Litigation and Other Contingencies” for more information regarding material pending legal proceedings and ongoing government investigations.

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

Our business is primarily concentrated in selected markets in Alabama, Arkansas, Florida, Louisiana, Mississippi, Missouri, Tennessee, Texas and Illinois. As a result of this geographic concentration, our financial condition and results of operations depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the markets we serve could result in one or more of the following: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decrease in the demand for our products and services; and a decrease in the value of collateral for loans, especially real estate collateral, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

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

We have operations in Alabama, Florida, Louisiana, Mississippi and Texas, which include areas susceptible to hurricanes or tropical storms. Such weather conditions can disrupt our operations, result in damage to our branch office locations or negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage caused by future hurricanes, tropical storms or other adverse weather events will affect our operations or the economies in our market areas, but such weather conditions could result in a decline in loan originations and an increase in the risk of delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of devastating hurricanes or storms.

We could be required to write down goodwill and other intangible assets.

When we acquire a business, a portion of the purchase price of the acquisition is generally allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2015, our goodwill and other identifiable intangible assets were $312.0 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired.  Our annual goodwill impairment evaluation performed during the fourth quarter of 2015 indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

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

The banking, insurance and financial services businesses are extremely competitive in our service areas in Alabama, Arkansas, Florida, Louisiana, Mississippi, Missouri, Tennessee, Texas and Illinois. We compete, and will continue to compete, with well-established banks, credit unions, insurance agencies and other financial institutions, some of which have significantly greater resources and lending limits. Some of our competitors provide certain services that we do not provide.

We face risks in connection with completed or potential acquisitions.

Historically, we have grown through the acquisition of other financial institutions as well as the development of de novo offices. As appropriate opportunities present themselves, we have pursued and intend to continue to pursue additional acquisitions in the future that we believe are strategic, including possible FDIC-assisted transactions.   In January 2014, we entered into separate definitive merger agreements with each of Ouachita Bancshares Corp., pursuant to which Ouachita will merge with and into us, and Central Community Corporation, pursuant to which CCC will merger with and into us.

The Company and each of Ouachita and CCC have determined that additional time will be required to obtain regulatory approvals and to satisfy closing conditions necessary to complete their respective mergers (each, a “Merger” and, collectively, the “Mergers”). Accordingly, on February 25, 2015, the Company re-filed the merger applications for the Mergers with the appropriate regulatory agencies. On June 30, 2015, the Company and Ouachita entered into an amendment (the “Ouachita Amendment”) to their respective Agreement and Plan of Reorganization, dated January 8, 2014, as amended by that certain Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014 (the “Ouachita Merger Agreement”), and, on June 30, 2015, the Company and CCC entered into an amendment (the “CCC Amendment” and, together with the Ouachita Amendment, the “Amendments”) to their respective Agreement and Plan of Reorganization, dated January 22, 2014, as amended by that certain Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014 (the “CCC Merger Agreement” and, together with the Ouachita Merger Agreement, the “Merger Agreements”). The Amendments, among other things, extend the exclusivity period of the Merger Agreements through December 31, 2015 to allow for additional time to obtain the necessary regulatory approvals and to satisfy all closing conditions.

Although the exclusivity period of the Merger Agreements have not been extended beyond December 31, 2015, (i) the Ouachita Merger Agreement remains in effect until terminated by the Board of Directors of the Company or Ouachita and (ii) the CCC Merger Agreement remains in effect until terminated by the Board of Directors of the Company or CCC.

The terms of the Ouachita Amendment (a) provide for the payment by the Company of minimum aggregate Merger consideration of approximately $111.1 million, and (b) allow Ouachita to terminate the Ouachita Merger Agreement if the Average Closing Price (as defined in the Ouachita Merger Agreement) of the Company’s common stock is less than $19.20.  Amendment No. 1 to the Ouachita Merger Agreement also provides that, if the Ouachita Merger Agreement is terminated for certain reasons, including by reason of disapproval of the Merger by a governmental body, the Company must pay Ouachita termination fees and expenses of up to $1.0 million.

The terms of the CCC Amendment (a)  provide for the payment by the Company of minimum aggregate Merger consideration of approximately $202.5 million, (b) allow CCC to terminate the CCC Merger Agreement if the Average Closing Price (as defined in the CCC Merger Agreement) of the Company’s common stock is less than $19.20 and (c) provide that, if the CCC Merger Agreement is terminated for certain reasons, including by reason of disapproval of the Merger by a governmental body, the Company must pay CCC termination fees and expenses of up to $1.25 million.

  The Mergers will remain subject to receipt of required regulatory approvals and the satisfaction of other closing conditions.  We cannot offer any assurances as to the terms, timing and closings of the proposed Mergers with Ouachita and CCC.

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

Pursuant to its authority, in January 2013, the CFPB issued final regulations governing primarily consumer mortgage lending. One rule imposes additional requirements on lenders, including rules designed to require lenders to ensure borrowers’ ability to repay their mortgages. The CFPB also finalized a rule applicable to escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act. The CFPB also issued final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing. In November 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, compliance with which was required by October 3, 2015.

The CFPB and the DOJ have been jointly investigating the Bank’s fair lending program. The Bank has begun settlement discussions with the CFPB and the DOJ, but there is no guarantee that a settlement agreement will be reached.  If the parties fail to reach an agreement on settlement terms, and if the CFPB and/or the DOJ determine to bring public enforcement actions, such actions could include demands for civil money penalties and/or assessments, changes to certain of the Bank’s business practices and/or compliance programs, enhanced monitoring and/or customer restitution.  The Company and the Bank are unable at this time to determine the terms on which these investigations will be resolved or the timing of such resolution, or to estimate reliably the amounts, or range of possible amounts, of any fines, penalties and/or restitution if enforcement action is taken against the Bank. If, however, the CFPB and/or the DOJ do bring public enforcement actions, the resolution of such actions could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations during the period in which any such action is resolved.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The physical properties of the Company are held as follows:     The main office is located at One Mississippi Plaza, 201 South Spring Street in the central business district of Tupelo, Mississippi in a seven-floor, modern, glass, concrete and steel office building owned by the Bank.  The Bank occupies approximately 85%  of the space, with the remainder leased to various unaffiliated tenants.  In addition to the facilities the bank owns, 41 branch-banking, insurance and operational facilities are occupied under leases with unexpired terms ranging from one to ten years.  The Bank also owns other buildings that provide space for computer operations, lease servicing, mortgage lending, warehouse needs and other general purposes.    Management considers all of the Bank’s owned buildings and leased premises to be in good condition.

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

On January 5, 2016, the Bank entered into an agreement to settle a class action lawsuit filed on May 18, 2010 by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenged the manner in which overdraft fees were charged and the policies related to the posting order of debit card and ATM transactions. The suit also made a claim under Arkansas’ consumer protection statute. The plaintiff was seeking to recover damages in an unspecified amount and equitable relief. As a result of this agreement, the Company recorded an expense of $16.5 million in the fourth quarter of 2015, representing amounts to be paid in connection with the settlement net amounts the Company had already accrued for this legal proceeding in previous periods.  The proposed settlement is subject to preliminary and final court approval. The Company can provide no assurance that such approval will occur in any specific time frame or at all.

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

On July 31, 2014, the Company and its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint has subsequently been amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the court granted in part and denied in part the defendants’ motion to dismiss and dismissed the claims concerning the Company’s expectations about the closing of the mergers.  The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper.  No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

The CFPB and the DOJ have been jointly investigating the Bank’s fair lending program. The Bank has begun settlement discussions with the CFPB and the DOJ, but there is no guarantee that a settlement agreement will be reached.  If the parties fail to reach an agreement on settlement terms, and if the CFPB and/or the DOJ determine to bring public enforcement actions, such actions could include demands for civil money penalties and/or assessments, changes to certain of the Bank’s business practices and/or compliance programs, enhanced monitoring and/or customer restitution.  The Company and the Bank are unable at this time to determine the terms on which these investigations will be resolved or the timing of such resolution, or to estimate reliably the amounts, or range of possible amounts, of any fines, penalties and/or restitution if enforcement action is taken against the Bank. If, however, the CFPB and/or the DOJ do bring public enforcement actions, the resolution of such actions could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations during the period in which any such action is resolved.

ITEM  4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON STOCK

The common stock of the Company trades on the New York Stock Exchange under the symbol “BXS.”  The following table sets forth, for the quarters indicated, the range of sale prices of the Company’s common stock as reported on the New York Stock Exchange:

		High	Low
2015	Fourth	$ 27.23	$ 22.44
	Third	26.54	22.09
	Second	26.68	22.83
	First	23.68	19.64

2014	Fourth	$ 23.28	$ 19.22
	Third	25.43	20.11
	Second	25.55	22.16
	First	26.24	22.46

HOLDERS OF RECORD

As of February 19, 2016, there were 7,583 shareholders of record of the Company’s common stock.

DIVIDENDS

The Company declared cash dividends each quarter in an aggregate annual amount  of $0.35  and $0.25 per share during 2015 and 2014, respectively.  Future dividends, if any, will vary depending on the Company’s profitability, anticipated capital requirements and applicable federal and state regulations.    The Company is further restricted by the Federal Reserve’s authority to limit or prohibit the payment of dividends, as outlined in Supervisory Release 09-4 and the FDIC’s authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends.  There can be no assurance that the Federal Reserve Bank, the FDIC or other regulatory bodies will not limit or prohibit future dividends.  See “Item 1. Business – Regulation and Supervision” included herein for more information on restrictions and limitations on the Company’s ability to pay dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of common stock during the quarter ended December 31, 2015.

STOCK PERFORMANCE GRAPH

The graph below compares the annual percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Index and the KBW Bank Index for a period of five years.  The graph assumes an investment of $100 in the Company’s common stock and in each respective index on December 31, 2010 and reinvestment of dividends on the date of payment without commissions.  The KBW Bank Index is a modified cap-weighted index consisting of 24 exchange-listed National Market System stocks, representing national money center banks and leading regional institutions.  The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
BancorpSouth, Inc.	100.00	69.09	91.16	159.37	141.13	150.41
S&P 500 Index	100.00	100.00	113.40	146.97	163.71	162.52
KBW Bank Index	100.00	75.43	98.22	132.66	142.23	139.97

Source: Bloomberg LP

ITEM 6. SELECTED FINANCIAL DATA.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Selected Financial Information” for the Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company is a regional financial holding company with $13.8 billion in assets headquartered in Tupelo, Mississippi.  The Company’s wholly-owned banking subsidiary has commercial banking operations in Alabama, Arkansas, Florida, Louisiana, Mississippi, Missouri, Tennessee and Texas.  The Bank and its insurance agency subsidiary provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.  The Bank’s insurance agency subsidiary also operates an office in Illinois.

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

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry.  The Company was not immune to such pressures and the economic downturn had a negative impact on the Company and its customers in all of the markets that it serves.  However, the Company’s financial condition has continued to improve during 2015, as reflected by decreases in the allowance for credit losses, net charge-offs and criticized loans, while total non-performing assets (“NPAs”) remained consistent with 2014 and decreased from 2013.

Management believes that the Company is better positioned with respect to overall credit quality as evidenced by the improvement in credit quality metrics with the exception of NPAs at December 31, 2015 compared to December 31, 2014 and December 31, 2013.  Management believes, however, that future weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.

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

SELECTED FINANCIAL INFORMATION
	At or for the Year Ended December 31,
	2015	2014	2013	2012	2011
Earnings Summary:	(Dollars in thousands, except per share amounts)
Interest revenue	$ 464,378	$ 450,257	$ 449,507	$ 486,424	$ 537,853
Interest expense	28,696	33,595	50,558	71,833	102,940
Net interest revenue	435,682	416,662	398,949	414,591	434,913
Provision for credit losses	(13,000)	-	7,500	28,000	130,081
Net interest revenue, after
provision for credit losses	448,682	416,662	391,449	386,591	304,832
Noninterest revenue	277,968	269,146	275,066	280,149	270,845
Noninterest expense	539,911	518,406	534,849	549,193	533,633
Income before income taxes	186,739	167,402	131,666	117,547	42,044
Income tax expense (benefit)	59,248	50,652	37,551	33,252	4,475
Net income	$ 127,491	$ 116,750	$ 94,115	$ 84,295	$ 37,569

Balance Sheet - Year-End Balances:
Total assets	$ 13,798,662	$ 13,326,369	$ 13,029,733	$ 13,397,198	$ 12,995,851
Total securities	2,082,329	2,156,927	2,466,989	2,434,032	2,513,518
Loans and leases, net of unearned income	10,372,778	9,712,936	8,958,015	8,636,989	8,870,311
Total deposits	11,331,161	10,972,339	10,773,836	11,088,146	10,955,189
Long-term debt	69,775	78,148	81,714	33,500	33,500
Total shareholders' equity	1,655,444	1,606,059	1,513,130	1,449,052	1,262,912

Balance Sheet - Average Balances:
Total assets	13,583,715	13,034,800	13,068,568	13,067,276	13,280,047
Total securities	2,180,117	2,323,695	2,561,918	2,490,898	2,620,404
Loans and leases, net of unearned income	9,995,005	9,308,680	8,671,441	8,719,399	9,159,431
Total deposits	11,149,567	10,734,843	10,877,366	10,936,694	11,251,406
Long-term debt	72,900	83,189	53,050	33,500	66,673
Total shareholders' equity	1,654,028	1,581,870	1,478,429	1,413,667	1,240,768

Common Share Data:
Basic earnings per share	$1.33	$1.22	$0.99	$0.90	$0.45
Diluted earnings per share	1.33	1.21	0.99	0.90	0.45
Cash dividends per share	0.35	0.25	0.12	0.04	0.14
Book value per share	17.58	16.69	15.89	15.33	15.13
Tangible book value per share	14.27	13.40	12.60	12.23	11.68
Dividend payout ratio	26.31	20.61	12.12	4.44	31.11

Financial Ratios:
Return on average assets	0.94%	0.90%	0.72%	0.65%	0.28%
Return on average shareholders' equity	7.71%	7.38%	6.37%	5.96%	3.03%
Total shareholders' equity to total assets	12.00%	12.05%	11.61%	10.82%	9.72%
Tangible shareholders' equity to tangible assets	9.96%	9.92%	9.44%	8.83%	7.67%
Net interest margin-fully taxable equivalent	3.57%	3.59%	3.43%	3.57%	3.69%

Credit Quality Ratios:
Net charge-offs to average loans and leases	0.03%	0.12%	0.22%	0.67%	1.44%
Provision for credit losses to average loans and leases	-0.13%	0.00%	0.09%	0.32%	1.42%
Allowance for credit losses to net loans and leases	1.22%	1.47%	1.71%	1.90%	2.20%
Allowance for credit losses to NPLs	133.23%	198.57%	127.27%	70.42%	60.55%
Allowance for credit losses to NPAs	115.30%	134.74%	80.76%	48.83%	39.33%
NPLs to net loans and leases	0.92%	0.74%	1.34%	2.70%	3.63%
NPAs to net loans and leases	1.06%	1.09%	2.12%	3.90%	5.59%

Capital Ratios:
Common Equity Tier 1 capital	12.07%	NA	NA	NA	NA
Tier 1 capital	12.27%	13.27%	12.99%	13.77%	11.77%
Total capital	13.37%	14.52%	14.25%	15.03%	13.03%
Tier 1 leverage capital	10.61%	10.55%	9.93%	10.25%	8.85%

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

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Tangible Assets:
Total assets	$ 13,798,662	$ 13,326,369	$ 13,029,733	$ 13,397,198	$ 12,995,851
Less: Goodwill	291,498	291,498	286,800	275,173	271,297
Identifiable intangible assets	20,545	24,508	26,079	17,329	16,613
Total tangible assets	$ 13,486,619	$ 13,010,363	$ 12,716,854	$ 13,104,696	$ 12,707,941

Tangible Shareholders' Equity:
Total shareholders' equity	$ 1,655,444	$ 1,606,059	$ 1,513,130	$ 1,449,052	$ 1,262,912
Less: Goodwill	291,498	291,498	286,800	275,173	271,297
Identifiable intangible assets	20,545	24,508	26,079	17,329	16,613
Total tangible shareholders'
equity	$ 1,343,401	$ 1,290,053	$ 1,200,251	$ 1,156,550	$ 975,002

Total shares outstanding	94,162,728	96,254,903	95,231,691	94,549,867	83,483,796

Tangible shareholders' equity to
tangible assets	9.96%	9.92%	9.44%	8.83%	7.67%

Tangible book value per share	$ 14.27	$ 13.40	$ 12.60	$ 12.23	$ 11.68

FINANCIAL HIGHLIGHTS

 The Company reported net income of $127.5 million for 2015 compared to $116.8 million for 2014 and $94.1 million for 2013.  A factor contributing to the increase in net income in 2015 and 2014 was the increase in net interest revenue, as net interest revenue was $435.7 million in 2015 compared to $416.7 million in 2014 and $398.9 million in 2013.  The increase in net interest revenue is a result of the increase in loan and lease revenue coupled with the decrease in interest expense associated with other time deposits.  Another factor contributing to the increase in net income was the decreased provision for credit losses in 2015 compared to 2014 and in 2014 compared to 2013, as there was a $13.0 million negative provision in 2015 compared to no provision in 2014 and a provision of $7.5 million in 2013.  While we experienced $659.8 million in net loan growth when comparing December 31, 2015 to December 31, 2014, the negative provision in 2015 reflected the impact of elevated levels of recoveries and continued improvement in portfolio credit even though NPAs increased.  The decrease in the provision for credit losses in 2014 compared to 2013 reflected the impact of decreases in NPL formation during 2014 and 2013 as NPLs decreased to $71.7 million at December 31, 2014 from $120.4 million at December 31, 2013.  Net charge-offs decreased to $3.0 million, or 0.03% of average loans and leases, in 2015 from $10.8 million, or 0.12% of average loans and leases, in 2014 and  $18.7 million, or 0.22% of average loans and leases, in 2013.

The primary source of revenue for the Company is net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue for 2015 was $435.7 million, compared to $416.7 million for 2014 and $398.9 million for 2013.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  One of the Company’s long-term objectives is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The 4.6% increase in net interest revenue in 2015 compared to 2014 was primarily a result of the increase in interest revenue related to loans and leases due to the increasing loan portfolio coupled with the decrease in interest expense related to the decrease in rates paid on interest-bearing liabilities.  Rates paid on interest bearing liabilities decreased as a result of reduced average balances and rates on other time deposits.  The 4.4% increase in net interest revenue in 2014 compared to 2013 was a result of the decrease in interest expense as the rates paid on interest bearing liabilities declined by 18 basis points while the average rates paid on interest earning assets remained relatively stable.  Rates paid on interest bearing liabilities decreased as a result of reduced average balances and rates on interest bearing demand and other time deposits, as well as the reduction in the average balance and rate on junior subordinated debt resulting from the redemption of 8.15% trust preferred securities in the third quarter of 2013.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.   Noninterest revenue for 2015 was $278.0 million, compared to $269.1 million for 2014 and $275.1 million for 2013.  One of the primary contributors to the increase in noninterest revenue from 2014 to 2015 was the increase in mortgage lending revenue to $35.5 million in 2015 compared to $22.7 million in 2014.  The increase in mortgage lending revenue in 2015 compared to 2014 was primarily affected by the change in fair value of mortgage servicing rights (“MSRs”).  The fair value of MSRs decreased $1.2 million in 2015 compared to a decrease of $6.4 million in 2014.  The increase in mortgage lending revenue was also related to the increase in mortgage originations.  Mortgage origination volume increased by approximately $390.3 million in 2015 to $1.4 billion from $1.1 billion in 2014.  The increased level of mortgage origination volume resulted in an increase in origination revenue to $26.4 million in 2015 from $18.4 million in 2014.  The primary contributor to the decrease in noninterest revenue in 2014 compared to 2013 was the decrease in mortgage lending revenue to $22.7 million in 2014 compared to $45.0 million in 2013.  The fair value of MSRs decreased $6.4 million in 2014 compared to an increase of $8.9 million in 2013.  The decrease in mortgage lending revenue in 2014 was also related to the decrease in mortgage originations as mortgage origination volume decreased by approximately $374.8 million in 2014 to $1.1 billion from $1.4 billion in 2013.  The decreased level of mortgage origination volume resulted in a decrease in origination revenue to $18.4 million in 2014 from $26.1 million in 2013.

Other noninterest revenue fluctuations in 2015 compared to 2014 and 2014 compared to 2013 included the decrease in deposit service charges of 7.6% in 2015 compared to 2014 and 4.3% in 2014 compared to 2013 resulting from modifications made on the calculation and assessment of overdraft fees during 2015 and 2014.  Insurance commissions increased 1.7% to $116.7 million in 2015 from $114.8 million in 2014 after increasing 17.5% from $97.7 million in 2013.  The increase in insurance commissions was a result of new policies and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of GEM Insurance Agencies, LP (“GEM”) in December 2013 and Knox Insurance Group,  LLC (“Knox”) in April 2014.

Noninterest expense for 2015 was $539.9 million, an increase of 4.1% from $518.4 million for 2014, which was a decrease of 3.1% from $534.8 million for 2013.  The increase in noninterest expense in 2015 compared to 2014 was primarily a result of increases in salaries and employee benefits, and legal expenses.  Salaries and employee benefits increased $14.6 million, or 4.8%, in 2015 compared to 2014 primarily as a result of increases in pension expenses due to annual revisions to actuarial assumptions, including updates to the Society of Actuaries pension plan mortality tables.  The increase in legal expenses of $20.5 million, or 209.0%, in 2015 compared to 2014 was a result of additional litigation reserves recorded during 2015.  The increase in noninterest expense in 2015 compared to 2014 was somewhat offset by the decrease in foreclosed property expense.  Foreclosed property expense decreased $9.7 million, or 56.5%, to $7.4 million in 2015 compared to $17.1 million in 2014 primarily as a result of the Company’s declining OREO balance throughout the year.  The decrease in noninterest expense in 2014 compared to 2013 was primarily a result of decreases in deposit insurance assessments, voluntary early retirement opportunity expenses, and write-off and amortization of bond issue costs.  The decrease in voluntary early retirement opportunity expense in 2014 was a result of a pre-tax charge of $10.9 million that was recorded during the second quarter of 2013 related to additional benefits offered under the voluntary early retirement program.   The decrease in write-off and amortization of bond issue costs was a pre-tax charge of $2.9 million that was recorded during the third quarter of 2013 to write-off unamortized issuance costs related to the redemption of 8.15% trust preferred securities in the third quarter of 2013.  No such voluntary early retirement program or redemption and resulting write-off of unamortized issuance costs were recorded in 2014 or 2015.  Income tax expense increased in 2015 and 2014 primarily as a result of the increase in pre-tax income in 2015 compared to 2014 and in 2014 compared to 2013.  The major components of net income are discussed in more detail in the various sections that follow.

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

Allowance for Credit Losses

The allowance for credit losses is established through the provision for credit losses, which is a charge against earnings.  Provisions for credit losses are made to reserve for estimated probable losses on loans and leases.  The allowance for credit losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan and lease portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay.  In determining an adequate allowance for credit losses, management makes numerous assumptions, estimates and assessments.  The use of different estimates or assumptions could produce different provisions for credit losses.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provision for Credit Losses and Allowance for Credit Losses” included herein for more information.  At December 31, 2015, the allowance for credit losses was $126.5 million, representing 1.22% of total loans and leases, net of unearned income.

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

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company performed a qualitative assessment of whether it was more likely than not that a reporting segment’s fair value was less than its carrying value during the fourth quarter of 2015.  Based on this assessment, it was determined that the Company’s reporting segments’ fair value exceeded their carrying value.   Therefore, the two-step quantitative goodwill impairment test was not deemed necessary and no goodwill impairment was recorded during 2015.

In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  If market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $291.5 million at December 31, 2015.

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

Mortgage Servicing Rights

The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs.  The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860, Transfers and Servicing (“FASB ASC 860”).  An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream.  The use of different estimates or assumptions could also produce different fair values.  The Company has historically not hedged the MSR asset.  At December 31, 2015 there was a hedge in place designed to cover approximately 5% of the MSR value.  The Company is susceptible to fluctuations in their value in changing interest rate environments.    At December 31, 2015, the Company’s mortgage servicing asset was valued at $57.3 million.

Pension and Postretirement Benefits

Accounting for pension and other postretirement benefit amounts is another area where the accounting guidance requires management to make various assumptions in order to appropriately value any related asset or liability.  Estimates that the Company makes to determine pension-related assets and liabilities include actuarial assumptions, expected long-term rate of return on plan assets, rate of compensation increase for participants and discount rate.  Estimates that the Company makes to determine asset and liability amounts for other postretirement benefits include actuarial assumptions and a discount rate.  Changes in these estimates could impact earnings.  For example, lower expected long-term rates of return on plan assets could negatively impact earnings, as would lower estimated discount rates or higher rates of compensation increase.  In estimating the projected benefit obligation, actuaries must make assumptions about such factors as mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases.  The Company accounts for the over-funded or under-funded status of its defined benefit and postretirement plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income as required by FASB ASC 715, Compensation – Retirement Benefits (“FASB ASC 715”).  In accordance with FASB ASC 715, the Company calculates the expected return on plan assets each year based on the balance in the pension asset portfolio at the beginning of the year and the expected long-term rate of return on that portfolio.  In determining the reasonableness of the expected rate of return, the Company considers a variety of factors including the actual return earned on plan assets, historical rates of return on the various asset classes of which the plan portfolio is comprised and current/prospective capital market conditions and economic forecasts.  The Company used an expected rate of return of 5.5% on plan assets for 2015.  The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans.  The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of its actuary using the actuary’s proprietary model.  The Company developed a level equivalent yield using its actuary’s model as of December 31, 2015 and the expected cash flows from the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”), the BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) and the BancorpSouth, Inc. Supplemental Executive Retirement Plan (the “Supplemental Plan”).  Based on this analysis, the Company established its discount rate assumptions for determination of the projected benefit obligation at 4.44% for the Basic Plan, 4.20% for the Restoration Plan and 3.40% for the Supplemental Plan based on a December 31, 2015 measurement date.

In 2016, we will change the method utilized to estimate the service cost and interest cost components of net periodic benefit costs for our defined benefit pension plans. Historically, we estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We will elect to use a spot rate approach for our plans in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as we believe this provides a better estimate of service and interest costs. We consider this a change in estimate and, accordingly, will account for it prospectively starting in 2016. This change does not affect the measurement of our total benefit obligation.

The Company measured benefit obligations using the most recent RP-2014 mortality tables and MP-2015 mortality improvement scale in selecting mortality assumptions as of December 31, 2015.

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

The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three years ended December 31, 2015:

	2015			2014			2013
(Taxable equivalent basis)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in thousands, yields on taxable equivalent basis)
Loans and leases (net of
unearned income) (1)(2)	$ 9,995,005	$ 423,561	4.24%	$ 9,308,680	$ 408,000	4.38%	$ 8,671,441	$ 399,738	4.61%
Loans held for sale	136,510	4,744	3.48%	77,401	2,949	3.81%	77,984	2,539	3.26%
Available-for-sale securities:
Taxable	1,805,652	26,308	1.46%	1,913,314	27,755	1.45%	2,129,615	33,286	1.56%
Non-taxable (3)	374,465	20,116	5.37%	410,381	22,249	5.42%	432,304	23,918	5.53%
Federal funds sold, securities
purchased under agreement to
resell and short-term
investments	194,038	438	0.23%	219,239	532	0.24%	670,170	1,694	0.25%
Total interest earning
assets and revenue	12,505,670	475,167	3.80%	11,929,015	461,485	3.87%	11,981,514	461,175	3.85%
Other assets	1,215,945			1,254,184			1,247,897
Less: allowance for credit
losses	(137,900)			(148,399)			(160,843)
Total	$ 13,583,715			$ 13,034,800			$ 13,068,568

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,871,767	$ 8,820	0.18%	$ 4,561,738	$ 7,851	0.17%	$ 4,651,841	$ 9,645	0.21%
Savings	1,399,572	1,703	0.12%	1,297,407	1,614	0.12%	1,205,980	1,705	0.14%
Other time	1,926,514	14,837	0.77%	2,141,122	20,675	0.97%	2,467,611	29,729	1.20%
Federal funds purchased,
securities sold under
agreement to repurchase,
short-term FHLB and
other borrowings	471,378	384	0.08%	444,263	333	0.07%	418,168	294	0.07%
Junior subordinated debt
securities	23,198	667	2.88%	23,334	659	2.82%	109,119	7,376	6.76%
Long-term debt	72,900	2,285	3.13%	83,189	2,463	2.96%	53,050	1,809	3.41%
Total interest bearing
liabilities and expense	8,765,329	28,696	0.33%	8,551,053	33,595	0.39%	8,905,769	50,558	0.57%
Demand deposits -
noninterest bearing	2,951,714			2,734,576			2,551,934
Other liabilities	212,644			167,301			132,436
Total liabilities	11,929,687			11,452,930			11,590,139
Shareholders' equity	1,654,028			1,581,870			1,478,429
Total	$ 13,583,715			$ 13,034,800			$ 13,068,568
Net interest revenue-FTE		$ 446,471			$ 427,890			$ 410,617
Net interest margin-FTE			3.57%			3.59%			3.43%
Net interest rate spread			3.47%			3.48%			3.28%
Interest bearing liabilities to
interest earning assets			70.09%			71.68%			74.33%
(1) Includes taxable equivalent adjustment to interest of approximately $3,748,000, $3,441,000, and $3,297,000 in 2015, 2014 and 2013, respectively, using an effective tax rate of 35%.
(2) Non-accrual loans are included in Loans and leases (net of unearned income).
(3) Includes taxable equivalent adjustment to interest of approximately $7,041,000, $7,787,000, and $8,371,000 in 2015, 2014 and 2013, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE increased 4.3% to $446.5 million in 2015 from $427.9 million in 2014, which represented an increase of 4.2% from $410.6 million in 2013.  The increase in net interest revenue-FTE for 2015 compared to 2014 was primarily a result of the increase in interest revenue-FTE related to the increase in average earning assets combined with the decrease in interest expense related to the decrease in yields and average balance on other time deposits exceeding the effects of decreased yields on earning assets and increased average total interest-bearing liabilities.  The increase in net interest revenue-FTE for 2014 compared to 2013 was a result of the decrease in average rates paid on interest-bearing liabilities of 18 basis points compared to an increase in average rates paid on interest earning assets of 2 basis points.  The slight increase in earning asset yields is a result of the decrease in average lower yielding short term investments coupled with growth in loans during 2014.  Yields on interest-bearing liabilities decreased as a result of rate and average balance decreases in virtually all interest-bearing liability categories, but especially in junior subordinated debt as a result of the redemption of the 8.15% trust preferred securities.

Interest revenue-FTE increased 3.0% to $475.2 million in 2015 from $461.5 million in 2014, which represented an increase of 0.1% from $461.2 million in 2013.  The increase in interest revenue-FTE in 2015 compared to 2014 and 2014 compared to 2013 was a result of the declining loan yields, as interest rates continued to be at historically low levels, being more than offset by loan growth noticed during 2015 and 2014 combined with the decrease in lower rate average short term investments.  The yield on average interest-earning assets decreased 7 basis points in 2015 compared to 2014.  The yield on average interest-earning assets increased 2 basis points in 2014 compared to 2013.  Average interest earning assets increased 4.8% to $12.5 billion in 2015 compared to $11.9 billion in 2014 and remained relatively stable from 2014 compared to $12.0 billion at 2013.

Interest expense decreased 14.6% to $28.7 million in 2015 from $33.6 million in 2014, which represented a decrease of 33.6% from $50.6 million in 2013.  The decrease in interest expense during 2015 was a result of the decrease in other time deposits and the corresponding rate.  Also, balances in long term debt decreased $10.3 million or 12.4% from December 31, 2015 compared to December 31, 2014.  This combined activity resulted in an overall decrease in the average rate paid of 6 basis points in 2015 compared to 2014.  Average interest bearing liabilities increased $214.3 million, or 2.5%, to $8.8 billion in 2015 after decreasing $354.7 million, or 4.0%, to $8.6 billion in 2014.  The increase in average interest bearing liabilities in 2015 compared to 2014 and in 2014 compared to 2013 was a result of increases in average lower cost savings and interest-bearing demand deposits more than offsetting decreases in average long term debt and other time deposits.  The decrease in average interest bearing liabilities in 2014 compared to 2013 was a result of decreases in average interest bearing demand deposits, other time deposits and junior subordinated debt securities more than offsetting increases in average lower cost savings deposits.

Net interest margin-FTE for 2015 was 3.57%, a decrease of 2 basis points from 3.59% for 2014, which represented an increase of 16 basis points from 3.43% for 2013.  The decrease in the net interest margin-FTE for 2015 was due to declining yields on interest bearing liabilities being more than offset by the declining yields on interest earning assets as loan runoff was replaced by lower yielding loans.  The increase in the net interest margin-FTE for 2014 was due to the yield on earning assets increasing by 2 basis points compared to a decline in the yield on interest-bearing liabilities of 18 basis points coupled with average earning assets remaining stable in 2014 while average interest-bearing liabilities decreased.  The slight increase in the earning asset yield was primarily a result of the lower yielding short-term investments being used to fund loan growth at rates higher than those noticed on the short-term investments while the decrease in average rates paid on interest bearing liabilities was related to decreases in interest bearing and other time deposits and junior subordinated debt and their corresponding rates.

	2015 over 2014 - Increase (Decrease)					2014 over 2013 - Increase (Decrease)
(Taxable equivalent basis)	Volume	Rate		Total		Volume	Rate		Total
INTEREST REVENUE	(In thousands)
Loans and leases, net of unearned
income	$ 29,085	$ (13,524)		$ 15,561		$ 27,930	$ (19,668)		$ 8,262
Loans held for sale	2,054	(259)		1,795		(22)	432		410
Available-for-sale securities:
Taxable	(1,569)	122		(1,447)		(3,138)	(2,393)		(5,531)
Non-taxable	(1,929)	(204)		(2,133)		(1,189)	(480)		(1,669)
Federal funds sold, securities
purchased under agreement to
resell and short-term
investments	(57)	(37)		(94)		(1,094)	(68)		(1,162)
Total increase (decrease)	27,584	(13,902)	-	13,682	-	22,487	(22,177)	-	310

INTEREST EXPENSE
Demand deposits - interest bearing	561	408		969		(155)	(1,639)		(1,794)
Savings deposits	124	(35)		89		114	(205)		(91)
Other time deposits	(1,653)	(4,185)		(5,838)		(3,153)	(5,901)		(9,054)
Federal funds purchased, securities
sold under agreement to
repurchase, short-term FHLB
and other borrowings	22	29		51		20	19		39
Junior subordinated debt
securities	(4)	12		8		(2,423)	(4,294)		(6,717)
Long-term debt	(323)	145		(178)		892	(238)		654
Total decrease	(1,273)	(3,626)		(4,899)		(4,705)	(12,258)		(16,963)
Total net increase (decrease)	$ 28,857	$ (10,276)		$ 18,581		$ 27,192	$ (9,919)		$ 17,273

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.

The following table presents the Company’s interest rate sensitivity at December 31, 2015:

	Interest Rate Sensitivity - Maturing or Repricing
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$ 43,777	$ -	$ -	$ -
Available-for-sale securities	187,107	310,803	1,452,143	132,276
Loans and leases, net of unearned income	3,462,794	2,144,528	3,916,303	849,153
Loans held for sale	157,907	-	-	-
Total interest earning assets	3,851,585	2,455,331	5,368,446	981,429
INTEREST BEARING LIABILITIES:
Interest bearing demand and
savings deposits	6,446,142	-	-	-
Other time deposits	330,606	750,702	770,101	2,082
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings and
other short-term borrowings	467,937	-	-	-
Long-term debt and junior
subordinated debt securities	-	-	69,775	23,198
Other	-	9	-	-
Total interest bearing liabilities	7,244,685	750,711	839,876	25,280
Interest rate sensitivity gap	$ (3,393,100)	$ 1,704,620	$ 4,528,570	$ 956,149
Cumulative interest sensitivity gap	$ (3,393,100)	$ (1,688,480)	$ 2,840,090	$ 3,796,239

In the event interest rates increase after December 31, 2015, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest earning assets.  However, the Company’s historical repricing sensitivity on interest bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after December 31, 2015, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at December 31, 2015 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.  The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.

As of December 31, 2015, the Bank had $2.4 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.11%, an average maturity of 165 months and a fully-indexed interest rate of 4.11% at December 31, 2015.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At December 31, 2015, the Company had $552.1 million, $3.2 billion and $700.3 million in variable rate loans with interest rates tied to the

Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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

The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of December 31, 2015 and 2014 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.

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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	December 31, 2015	December 31, 2014
+400 basis points	8.0%	6.3%
+300 basis points	9.4%	8.2%
+200 basis points	9.3%	8.0%
+100 basis points	4.3%	3.4%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	December 31, 2015	December 31, 2014
+400 basis points	24.6%	25.9%
+300 basis points	19.0%	19.7%
+200 basis points	13.0%	11.9%
+100 basis points	6.1%	5.7%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	December 31, 2015	December 31, 2014
+200 basis points	3.5%	2.6%
-200 basis points	NM	NM
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

Attention is paid to the quality of the loan and lease portfolio through a formal loan review process. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance for credit losses.  The ALLL group is responsible for ensuring that the allowance for credit losses provides coverage of both known and inherent losses.  The ALLL group meets at least quarterly to determine the amount of adjustments to the allowance for credit losses.   The ALLL group is composed of senior management from the Bank’s loan administration and finance departments.  In 2010, the Bank established an impairment group.  The impairment group is responsible for evaluating loans that have been specifically identified through various channels, including examination of the Bank’s watch list, past due listings, findings of the internal loan review department, loan officer assessments and loans to borrowers or industries known to be experiencing problems.  For all loans identified, the responsible loan officer in conjunction with his credit administrator is required to prepare an impairment analysis to be reviewed by the impairment group.  The impairment group deems that a loan is impaired if it is probable that the Company will be unable to collect the contractual principal and interest on the loan.  The impairment group also evaluates the circumstances surrounding the loan in order to determine if the loan officer used the most appropriate method for assessing the impairment of the loan (i.e., present value of expected future cash flows, observable market price or fair value of the underlying collateral).  The impairment group meets on a monthly basis.

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

At December 31, 2015, impaired loans totaled $51.4 million, which was net of cumulative charge-offs of $11.4 million.  Additionally, the Company had specific reserves related to impaired loans of $2.4 million included in the allowance for credit losses.  Impaired loans at December 31, 2015 were primarily from the Company’s commercial real estate portfolio.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, OREO marketing period of 180-360 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.

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

An analysis of the allowance for credit losses for the five years ended December 31, 2015 is provided in the following table:

	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$ 142,443	$ 153,236	$ 164,466	$ 195,118	$ 196,913

Loans and leases charged off:
Commercial and industrial	(10,022)	(2,546)	(4,672)	(12,362)	(17,337)
Real estate
Consumer mortgages	(3,995)	(6,037)	(9,159)	(13,122)	(10,186)
Home equity	(1,204)	(1,359)	(1,469)	(2,721)	(5,852)
Agricultural	(33)	(765)	(736)	(1,240)	(3,420)
Commercial and industrial-owner occupied	(1,800)	(3,591)	(3,855)	(9,015)	(10,302)
Construction, acquisition and development	(1,039)	(3,731)	(6,745)	(33,085)	(67,362)
Commercial real estate	(3,723)	(1,795)	(10,341)	(12,728)	(17,436)
Credit cards	(2,632)	(2,359)	(2,316)	(2,221)	(3,072)
All other	(2,271)	(2,844)	(2,899)	(2,904)	(7,088)
Total loans and leases charged off	(26,719)	(25,027)	(42,192)	(89,398)	(142,055)

Recoveries:
Commercial and industrial	2,035	2,298	3,517	7,096	1,567
Real estate
Consumer mortgages	2,693	3,267	5,067	1,836	1,111
Home equity	639	625	607	496	185
Agricultural	384	96	215	126	123
Commercial and industrial-owner occupied	2,834	1,112	2,724	2,696	393
Construction, acquisition and development	11,727	3,734	4,682	8,407	3,951
Commercial real estate	1,656	1,458	4,978	8,538	1,045
Credit cards	658	542	629	527	803
All other	1,108	1,102	1,043	1,024	1,001
Total recoveries	23,734	14,234	23,462	30,746	10,179

Net charge-offs	(2,985)	(10,793)	(18,730)	(58,652)	(131,876)

Provision charged to operating expense	(13,000)	-	7,500	28,000	130,081
Balance, end of period	$ 126,458	$ 142,443	$ 153,236	$ 164,466	$ 195,118

Loans and leases, net of unearned
income - average	$ 9,995,005	$ 9,308,680	$ 8,671,441	$ 8,719,399	$ 9,159,431

Loans and leases, net of unearned
income - period end	$ 10,372,778	$ 9,712,936	$ 8,958,015	$ 8,636,989	$ 8,870,311

RATIOS
Net charge-offs to average loans and leases	0.03%	0.12%	0.22%	0.67%	1.44%
Provision for credit losses to average
loans and leases, net of unearned income	-0.13%	0.00%	0.09%	0.32%	1.42%
Allowance for credit losses to loans and
leases, net of unearned income	1.22%	1.47%	1.71%	1.90%	2.20%

Net charge-offs decreased $7.8 million, or 72.3%, in 2015 compared to 2014, and decreased  $7.9 million, or 42.4%, in 2014 compared to 2013.  Net charge-offs as a percentage of average loans and leases decreased to 0.03% in 2015 compared to 0.12% in 2014 after having decreased from 0.22% in 2013.  These decreases were primarily a result of decreased losses within the real estate construction, acquisition and development and commercial segments, as well as elevated recoveries within the real estate construction, acquisition and development segment of the Company’s loan and lease portfolio.  The losses experienced in these segments in 2013 and prior years  were primarily a result of the weakened financial condition of the corresponding borrowers and guarantors.  These borrowers’ weakened state hindered their ability to service their loans with the Company, which caused a number of loans to become collateral dependent.  Once it is determined a loan’s repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or a specific reserve is allocated to the loan.  This process resulted in decreased levels of charge-offs in 2015 and 2014, as updated appraisals came in closer to loan carrying values.

A negative provision for credit losses of  $13.0 million was recorded in 2015 compared to no provision recorded in 2014 and a  $7.5 million provision recorded in 2013. While we experienced $659.8 million in net loan growth when comparing December 31, 2015 to December 31, 2014, the negative provision for credit losses in 2015 was a result of improving credit trends, including elevated recoveries.  The decrease in the provision for credit losses from 2014 to 2013 was a result of decreases in net charge-offs, declines in the formation of new non-accrual loans, including fewer loans being identified for impairment, continued stabilization in values of previously impaired loans, and significant decreases in NPLs.  As of December 31, 2015 and 2014, 62% and 48%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 78% and 80% of their contractual principal balance at December 31, 2015 and 2014, respectively.

The allowance for credit losses decreased $16.0 million to $126.5 million at December 31, 2015 compared to $142.4 million at December 31, 2014 after decreasing $10.8 million from $153.2 million at December 31, 2013.  The decrease in the allowance for credit losses at December 31, 2015 compared to December 31, 2014 and 2013 was a result of improving credit metrics in 2015, including reductions in criticized and classified loans, and lower net charge-off levels in 2015 compared to 2014 and 2013.  For more information about the Company’s classified, non-performing and impaired loans, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans and Leases” in this Report.

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

	2015		2014		2013
		% of Loans		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each	Allowance	in Each
	for	Category	for	Category	for	Category
	Credit	to Total	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial and industrial	$ 17,583	16.8%	$ 21,419	18.0%	$ 18,376	17.1%
Real estate
Consumer mortgages	33,198	23.8	40,015	23.2	39,525	22.0
Home equity	6,949	5.7	9,542	5.4	5,663	5.5
Agricultural	2,524	2.5	3,420	2.5	2,800	2.6
Commercial and industrial-owner occupied	14,607	15.5	16,325	15.6	17,059	16.4
Construction, acquisition and development	15,925	9.1	9,885	8.7	11,828	8.3
Commercial real estate	25,508	21.0	23,562	20.1	43,853	20.5
Credit cards	4,047	1.1	6,514	1.2	3,782	1.2
All other	6,117	4.5	11,761	5.3	10,350	6.4
Total	$ 126,458	100.0%	$ 142,443	100.0%	$ 153,236	100.0%

	2012		2011
		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each
	for	Category	for	Category
	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial and industrial	$ 23,286	17.1%	$ 20,724	16.6%
Real estate
Consumer mortgages	35,966	21.6	36,529	21.8
Home equity	6,005	5.6	8,630	5.8
Agricultural	3,301	3.0	3,921	2.7
Commercial and industrial-owner occupied	20,178	15.4	21,929	14.6
Construction, acquisition and development	21,905	8.5	45,562	10.2
Commercial real estate	40,081	20.2	39,444	19.7
Credit cards	3,611	1.2	4,021	1.2
All other	10,133	7.4	14,358	7.4
Total	$ 164,466	100.0%	$ 195,118	100.0%

Noninterest Revenue

The components of noninterest revenue for the years ended December 31, 2015, 2014 and 2013 and the percentage change between such years are shown in the following table:

	2015		2014		2013
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Mortgage lending	$ 35,530	56.7%	$ 22,671	(49.6)%	$ 44,977
Credit card, debit card and merchant fees	36,533	3.5	35,303	7.0	33,005
Deposit service charges	46,765	(7.6)	50,622	(4.3)	52,905
Securities gains, net	136	267.6	37	(19.6)	46
Insurance commissions	116,744	1.7	114,842	17.5	97,700
Trust income*	14,701	1.2	14,520	7.9	13,451
Annuity fees*	2,016	(29.9)	2,877	4.2	2,762
Brokerage commissions and fees*	5,943	(9.2)	6,543	(11.1)	7,363
Bank-owned life insurance	7,457	(15.7)	8,848	6.4	8,314
Other miscellaneous income	12,143	(5.7)	12,883	(11.4)	14,543

Total noninterest revenue	$ 277,968	3.3%	$ 269,146	(2.2)%	$ 275,066

*Included in wealth management revenue on the Consolidated Statements of Income

The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities - origination and sale of new mortgage loans and servicing mortgage loans.  Since mortgage revenue can be significantly affected by changes in the valuation of MSRs in changing interest rate environments, the Company began piloting a hedge of the change in fair value of its MSRs during the fourth quarter of 2015.  The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either retain or release the associated MSRs with the loan sold.  The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with FASB ASC 860.   For more information about the Company’s treatment of MSRs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Mortgage Servicing Rights” in this Report.

In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During 2015, 24 mortgage loans totaling $2.0 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $442,000 were recognized related to these repurchased and make whole loans.  During 2014,  21 mortgage loans totaling approximately $2.1 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $913,000 were recognized related to these repurchased and make whole loans.

At December 31, 2015, the Company had reserved approximately $1.3 million for potential losses from representation and warranty obligations, compared to a reserve of approximately $1.1 million at December 31, 2014.  The reserve is based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  Before beginning the foreclosure process, a mortgage loan foreclosure committee of the Bank reviews the identified delinquent loan.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.

Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $1.4 billion, $1.1 billion and $1.4 billion produced origination revenue of $26.4 million, $18.4 million and $26.1 million for 2015, 2014 and 2013, respectively.  The increase in mortgage origination revenue in 2015 compared to 2014 was a direct result of the increase in mortgage loan origination volumes during 2015 compared to 2014 and the decrease in mortgage origination revenue in 2014 compared to 2013 was a direct result of the decrease in mortgage loan origination volumes during 2014 compared to 2013.

Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $17.3 million, $16.5 million and $16.2 million for 2015, 2014 and 2013, respectively.  Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $7.0 million,  $5.8 million and $6.2 million for 2015, 2014 and 2013, respectively.  The Company began piloting a hedge of the change in fair value of its MSRs during the fourth quarter of 2015.  The Company has historically not hedged the MSR asset.  At December 31, 2015 there was a hedge in place designed to cover approximately 3% of the MSR value.  The Company is susceptible to significant fluctuations in their value in changing interest rate environments.  Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $1.2 million in 2015, decreased $6.4 million in 2014 and increased  $8.9 million in 2013.

The following table presents the Company’s mortgage lending operations for 2015, 2014 and 2013:

	2015		2014		2013
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Production revenue:
Origination	$ 26,372	43.3%	$ 18,407	(29.5)%	$ 26,110
Servicing	17,318	5.0	16,501	2.1	16,168
Payoffs/Paydowns	(6,999)	20.8	(5,793)	(7.2)	(6,244)
Total	36,691	26.0	29,115	(19.2)	36,034
Market value adjustment	(1,161)	(82.0)	(6,444)	(172.1)	8,943
Mortgage lending revenue	$ 35,530	56.7	$ 22,671	(49.6)	$ 44,977

	(Dollars in millions)
Origination volume	$ 1,440	37.1	$ 1,050	(26.3)	$ 1,425

Outstanding principal balance of
mortgage loans serviced at year-end	$ 6,011	5.7	$ 5,687	2.0	$ 5,577

Credit card, debit card and merchant fees increased $1.2 million in 2015 compared to 2014 and increased $2.3 million from 2014 compared to 2013 as a result of new account volume and transaction volume experienced in 2015 and 2014.

Deposit service charge revenue decreased $3.9 million in 2015 compared to 2014 and decreased $2.3 million in 2014 compared to 2013 due to modifications made on the calculation and assessment of overdraft fees during 2015 and 2014.

Net securities gains of approximately $136,000, $37,000 and $46,000 were recorded in 2015, 2014 and 2013, respectively.  These amounts reflected the sales and calls of securities from the available-for-sale portfolio.  Insurance commissions increased 1.7% in 2015 compared to 2014 after increasing 17.5% in 2014 compared to 2013 as a result of new policies and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of GEM in December 2013 and Knox in April 2014.

Trust income remained relatively stable in 2015 compared to 2014 after increasing 7.9% in 2014 compared to 2013 primarily as a result of increases in the value of assets under management or in custody, as revenue is earned on assets under management, combined with fees generated by customers added during those years.  Annuity fees decreased in 2015 compared to 2014 after increasing slightly in 2014 compared to 2013 as a result of less annuity sales during 2015.   Brokerage commissions and fees decreased in 2015 compared to 2014 and in 2014 compared to 2013 as a result of decreases in sales of all brokerage products.  Bank-owned life insurance revenue decreased in 2015 compared to 2014 after increasing in 2014 compared to 2013.  The Company recorded life insurance proceeds of approximately $38,000, $1.3 million and approximately $450,000 during 2015, 2014 and 2013, respectively.

Other miscellaneous income includes safe deposit box rental income, gain or loss on disposal of assets, and other miscellaneous and non-recurring revenue items.  Other miscellaneous income decreased approximately $740,000 in 2015 compared to 2014 as a result of decreases in miscellaneous other investment income and losses recorded on the sale and disposal of fixed assets.  Other miscellaneous income decreased $1.7 million in 2014 compared to 2013 as a result of decreases in other partnership income and credit trading fee income.

Noninterest Expense

The components of noninterest expense for the years ended December 31, 2015, 2014 and 2013 and the percentage change between years are shown in the following table:

	2015		2014		2013
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Salaries and employee benefits	$ 322,469	4.8%	$ 307,828	0.4%	$ 306,696
Occupancy, net of rental income	41,866	1.3	41,345	0.6	41,109
Equipment	15,309	(9.2)	16,869	(8.3)	18,386
Deposit insurance assessments	9,509	16.1	8,190	(30.3)	11,755
Voluntary early retirement expense	-	-	-	(100.0)	10,850
Write-off and amortization of
bond issue cost	48	-	48	(98.4)	2,995
Advertising	4,288	(2.3)	4,388	(3.7)	4,558
Foreclosed property expense	7,418	(56.5)	17,071	45.6	11,728
Telecommunications	7,451	(14.6)	8,720	2.8	8,481
Public relations	2,178	(35.9)	3,399	(20.2)	4,258
Data processing	21,923	5.7	20,736	(3.9)	21,586
Computer software	10,500	(0.2)	10,525	23.9	8,496
Amortization of intangibles	3,963	(10.8)	4,443	49.1	2,979
Legal expenses	30,346	209.0	9,822	(51.9)	20,426
Merger expense	25	100.0	1,761	100.0	-
Postage and shipping	4,535	(4.4)	4,745	8.6	4,369
Other miscellaneous expense	58,083	(0.7)	58,516	4.2	56,177
Total noninterest expense	$ 539,911	4.1%	$ 518,406	(3.1)%	$ 534,849

Salaries and employee benefits increased $14.6 million in 2015 compared to 2014 and increased $1.1 million in 2014 compared to 2013.  Pension expense, a component of salaries and employee benefits expense, increased in 2015 to $17.2 million after decreasing in 2014 to $10.7 million from $13.3 million in 2013.  The increase in pension expense in 2015 is due to annual revisions to actuarial assumptions, including updates to the Society of Actuaries pension plan mortality tables.   Occupancy expense remained relatively stable in 2015, 2014 and 2013.

Equipment expense decreased in 2015 and 2014 as a result of a decrease in depreciation expense coupled with the Company’s continued focus on controlling such expenses.    The increase in deposit insurance assessments in 2015 compared to 2014 after decreasing in 2014 compared to 2013 was a result of movement evidenced in several variables utilized by the FDIC in calculating the deposit insurance assessment.

A pre-tax charge of $10.9 million was recorded during the second quarter of 2013 related to additional benefits offered under the voluntary early retirement program that was offered to certain employees that met job classification, age and years-of-service criteria.  No such expenses were recorded during 2015 or 2014.

A pre-tax charge of $2.9 million was recorded during the third quarter of 2013 to write-off unamortized issuance costs related to the redemption of 8.15% trust preferred securities.  No such redemption and resulting write-off of unamortized issuance costs were recorded in 2015 or 2014.

Foreclosed property expense decreased in 2015 compared to 2014 as a result of net gains on the sale of real estate and fewer writedowns of foreclosed property.   During 2015, the Company added $7.4 million to OREO through foreclosure.  Sales of OREO in 2015 were $20.6 million resulting in a net gain on sale of OREO of approximately $295,000.  The components of foreclosed property expense for the years ended December 31, 2015, 2014 and 2013 and the percentage change between years are shown in the following table:

	2015		2014		2013
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
(Gain) loss on sale of other real estate owned	$ (295)	NM %	$ 6,471	410.7%	$ 1,267
Writedown of other real estate owned	5,998	(25.7)	8,073	32.0	6,118
Other foreclosed property expense	1,715	(32.1)	2,527	(41.8)	4,343
Total foreclosed property expense	$ 7,418	(56.5)%	$ 17,071	45.6%	$ 11,728

NM= Not meaningful

While the Company experienced some fluctuations in various components of other noninterest expense, including public relations and data processing, in 2015 compared to 2014, the primary fluctuations included the increase in legal expenses.  The increase in legal expenses is a result of additional litigation reserves recorded in 2015 related to the agreement to settle the class action lawsuit.

Income Taxes

The Company recorded income tax expense of $59.2 million in 2015 compared to an income tax expense of $50.7 million in 2014 and an income tax expense of $37.6 million in 2013.  The increase in income tax expense in 2015 was primarily a result of the increase in pre-tax income, which increased 11.6% in 2015 compared to 2014.  The increase in income tax expense in 2014 was primarily a result of the increase in pre-tax income, which increased 27.1% in 2014 compared to 2013.  The primary differences between the Company’s recorded expense for 2015, 2014 and 2013 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were the effects of tax-exempt income and other tax preference items.  During the third quarter of 2013, a $1.6 million tax benefit was recorded as a result of the resolution of an uncertain tax position.  The uncertain tax position related to the review of the tax treatment of items during the tax years 2007 through 2009.  The review was resolved in the Company’s favor during the third quarter of 2013, resulting in the reversal of the uncertain tax position reserve for the matter.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at December 31, 2015 were $12.7 billion, or 91.7% of total assets, compared with $12.2 billion, or 91.3% of total assets, at December 31, 2014.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base,  comprising 80.0% of average earning assets during 2015.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $10.4 billion at December 31, 2015, representing a 6.8% increase from $9.7 billion at December 31, 2014.

The following table shows the composition of the Company’s gross loans and leases by collateral type at December 31 for the years indicated:

	2015	2014	2013	2012	2011
	(In thousands)

Commercial and industrial	$ 1,752,273	$ 1,753,041	$ 1,538,302	$ 1,484,788	$ 1,484,967
Real estate
Consumer mortgages	2,472,202	2,257,726	1,976,073	1,873,875	1,945,190
Home equity	589,752	531,374	494,339	486,074	514,362
Agricultural	259,360	239,616	234,576	256,196	239,487
Commercial and industrial-owner occupied	1,617,429	1,522,536	1,473,320	1,333,103	1,301,575
Construction, acquisition and development	945,045	853,623	741,458	735,808	908,362
Commercial real estate	2,188,048	1,961,977	1,846,039	1,748,881	1,754,022
Credit cards	112,165	113,426	111,328	104,884	106,281
All other	468,052	516,221	578,453	649,143	657,012
Total gross loans and leases	$ 10,404,326	$ 9,749,540	$ 8,993,888	$ 8,672,752	$ 8,911,258

The following table shows the Company’s net loans and leases by collateral type as of December 31, 2015 by geographical location:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 160,361	$ 199,347	$ 202,755	$ 618,901	$ 79,928	$ 116,514	$ 237,102	$ 132,866	$ 1,747,774
Real estate
Consumer mortgages	296,698	330,780	219,334	818,423	71,915	273,980	443,852	17,220	2,472,202
Home equity	83,979	42,448	63,859	221,588	23,163	142,825	10,264	1,626	589,752
Agricultural	7,852	86,172	30,930	78,729	3,118	12,468	40,091	-	259,360
Commercial and industrial-owner occupied	181,017	194,152	181,567	677,686	47,937	132,156	202,914	-	1,617,429
Construction, acquisition and development	108,851	97,151	76,801	315,295	22,621	138,126	186,200	-	945,045
Commercial real estate	332,985	360,884	241,093	593,677	206,352	184,338	268,719	-	2,188,048
Credit cards*	-	-	-	-	-	-	-	112,165	112,165
All other	72,347	48,554	30,130	165,509	3,081	41,062	56,900	23,420	441,003

Total	$ 1,244,090	$ 1,359,488	$ 1,046,469	$ 3,489,808	$ 458,115	$ 1,041,469	$ 1,446,042	$ 287,297	$ 10,372,778

*Credit card receivables are spread across all geographic regions but are not viewed by the Company’s management as part of the geographic breakdown.

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production and business credit card lines.  Commercial and industrial loans outstanding remained stable from December 31, 2014 to December 31, 2015.

Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located generally within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding increased 9.5% from December 31, 2014 to December 31, 2015.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a  first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding increased 11.0% from December 31, 2014 to December 31, 2015.

Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding increased 8.2% from December 31, 2014 to December 31, 2015.

Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans increased 6.2% from December 31, 2014 to December 31, 2015.

Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. Prior to March 2010, these loans were often structured with interest reserves to fund interest costs during the construction and development period.  Additionally, certain loans are structured with interest only terms.  The Bank primarily engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular.  Sales of finished houses slowed during 2009 and activity has remained relatively slow since then, which has resulted in lower demand for residential lots and development land.  The Company curtailed the origination of new construction, acquisition and development loans significantly during 2009 and the Company continued to maintain that strategy until the past few years.  Construction, acquisition and development loans increased 10.7% from December 31, 2014 to December 31, 2015.

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

At December 31, 2015, the Company had $52.3 million in construction, acquisition and development loans that provided for the use of interest reserves with $1.0 million recognized as interest income during 2015.  There were no amount of such loans with interest reserves that were on non-accrual status at December 31, 2015.  Interest income would not be recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.

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

The following table presents the activity in the construction, acquisition and development nonaccrual loans for 2015:

(In thousands)
Balance at December 31, 2014	$ 4,162
Additions to construction, acquisition and development nonaccruals:
Formation of new nonaccrual loans	15,497
Reductions in construction, acquisition and development nonaccruals:
Charge-offs	(634)
Foreclosures to OREO	(1,827)
Payments	(6,620)
Transfers to accrual status	(1,138)
Transfer to other loan category	(310)
Balance at December 31, 2015	$ 9,130

The five largest credits that made up the construction, acquisition and development nonaccrual loan balance at December 31, 2015 were located throughout the Company’s geographical locations and in various stages of development and maturity.  The five largest credits made up 75.8% of the total construction, acquisition and development nonaccrual loan balance at December 31, 2015.

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Company’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Real estate-commercial loans increased 11.5% from December 31, 2014 to December 31, 2015.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances remained relatively stable, decreasing 1.1% from December 31, 2014 to December 31, 2015.

All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases  include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loans and leases decreased 9.3% from December 31, 2014 to December 31, 2015.

The maturity distribution of the Company’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of December 31, 2015:

	One Year	One to	After
	or Less	Five Years	Five Years
	(In thousands)
Commercial and industrial	$ 517,959	$ 961,734	$ 268,081
Real estate
Consumer mortgages	271,105	552,301	1,648,796
Home equity	67,266	187,952	334,534
Agricultural	45,126	83,087	131,147
Commercial and industrial-owner occupied	181,739	445,705	989,985
Construction, acquisition and development	469,667	267,605	207,773
Commercial real estate	174,266	889,161	1,124,621
Credit cards	112,165	-	-
All other	186,571	185,806	68,626
Total loans and leases, net of unearned income	$ 2,025,864	$ 3,573,351	$ 4,773,563

The interest rate sensitivity of the Company’s loan and lease portfolio is important in the management of net interest margin.  The Bank attempts to manage the relationship between the interest rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by changes in the level of interest rates.  The following table shows the interest rate sensitivity of the Company’s loans and leases, net of unearned income, due after one year as of December 31, 2015:

	Fixed	Variable
	Rate	Rate
(In thousands)
Loan and lease portfolio
Due after one year	$ 4,101,731	$ 4,245,183

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

	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual loans and leases	$ 83,028	$ 58,052	$ 92,173	$ 207,241	$ 276,798
Loans 90 days or more past due, still accruing	2,013	2,763	1,226	1,210	3,434
Restructured loans and leases, but accruing	9,876	10,920	27,007	25,099	42,018
Total NPLs	94,917	71,735	120,406	233,550	322,250

Other real estate owned	14,759	33,984	69,338	103,248	173,805
Total NPAs	$ 109,676	$ 105,719	$ 189,744	$ 336,798	$ 496,055

NPLs to net loans and leases	0.92%	0.74%	1.34%	2.70%	3.63%
NPAs to net loans and leases	1.06%	1.09%	2.12%	3.90%	5.59%

NPLs increased 32.3% in 2015 compared to 2014 and decreased 40.4% in 2014 compared to 2013.  Other real estate owned decreased 56.6% in 2015 compared to 2014 and decreased 51.0% in 2014 compared to 2013.  Included in NPLs at December 31, 2015 were $51.4 million of loans that were impaired.  These impaired loans had a specific reserve of $2.4 million included in the allowance for credit losses of $126.5 million at December 31, 2015, and were net of $11.4 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2014 included $28.1 million of loans that were impaired and had a specific reserve of $1.5 million included in the allowance for credit losses of $142.4 million at December 31, 2014.  While restructured loans and leases still accruing remained relatively stable in 2015 compared to 2014, the decrease in restructured loans and leases still accruing in 2014 compared to 2013 reflected the decrease in loans which met the criteria for disclosure as TDRs coupled with paydowns on existing restructured loans and the ability to return restructured loans to performing status due to at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower with the interest rate at the time of restructure being at or above market for a comparable loan.

Non-accrual loans at December 31, 2015 reflected an increase of $25.0 million, or 43.0%, to $83.0 million from $58.1 million at December 31, 2014 after decreasing $34.1 million, or 37.0%, from $92.2 million at December 31, 2013.   While non-accrual loans are increasing in almost all loan categories when comparing December 31, 2015 to December 31, 2014, the primary increase in non-accrual loans is recognized in the commercial real estate portfolio, as non-accrual loans in this portfolio increased $9.8 million, or 82.4% to $21.7 million at December 31, 2015 after decreasing $9.1 million, or 43.1%, to $11.9 million at December 31, 2014 from $21.0 million at December 31, 2013.  The majority of the increase in non-accrual loans related to the commercial real estate portfolio were loans identified as impaired and contributed to the increase in impaired loans related to the commercial real estate portfolio to $17.8 million at December 31, 2015 from $10.5 million at December 31, 2014.

The following table presents the Company’s NPLs by geographical location at December 31, 2015:

		90+ Days
		Past Due	Non-	Restructured		NPLs as a
		still	accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Alabama and Florida Panhandle	$ 1,244,090	$ -	$ 7,640	$ -	$ 7,640	0.6%
Arkansas	1,359,488	-	7,995	2,352	10,347	0.8
Louisiana	1,046,469	-	6,951	900	7,851	0.8
Mississippi	3,489,808	-	43,228	3,324	46,552	1.3
Missouri	458,115	-	1,531	1,731	3,262	0.7
Tennessee	1,041,469	138	5,356	494	5,988	0.6
Texas	1,446,042	2	4,317	182	4,501	0.3
Other	287,297	1,873	6,010	893	8,776	3.1
Total	$ 10,372,778	$ 2,013	$ 83,028	$ 9,876	$ 94,917	0.9%

OREO decreased by $19.2 million to $14.8 million at December 31, 2015 compared to $34.0 million at December 31, 2014, which was a decrease of $35.3 million from $69.3 million at December 31, 2013.  The decrease in OREO in 2015 and 2014 was a result of sales of foreclosed properties exceeding new foreclosures.  Writedowns were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.

The Bank continues to focus on improving and enhancing existing processes related to the early identification and resolution of potential credit problems.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $25.0 million and

$17.3 million at December 31, 2015 and 2014, respectively.  Restructured loans of $15.1 million and $6.0 million were included in the non-accrual loan category at December 31, 2015 and 2014, respectively.

The total amount of interest earned on NPLs was $4.7 million, $3.9 million, $6.2 million, $4.3 million and $12.6 million in 2015, 2014, 2013, 2012 and 2011, respectively.  The gross interest income that would have been recorded under the original terms of those loans and leases if they had been performing amounted to $6.7 million,  $5.3 million, $7.3 million, $15.6 million and $18.7 million in 2015, 2014, 2013, 2012 and 2011, respectively.

Loans considered impaired under FASB ASC 310 are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans the Bank considered impaired, which were included in NPLs, totaled $51.4 million,  $28.1 million, $54.9 million, $156.7 million and $234.9 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively, with a valuation allowance of $2.4 million,  $1.5 million, $4.1 million, $10.5 million and $39.7 million, respectively.

At December 31, 2015,  the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at December 31, 2015:

	December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$ 1,721,118	$ -	$ 19,529	$ -	$ -	$ 7,127	$ 1,747,774
Real estate
Consumer mortgage	2,399,081	-	68,768	363	-	3,990	2,472,202
Home equity	577,539	-	10,418	-	-	1,795	589,752
Agricultural	250,579	-	7,909	-	-	872	259,360
Commercial and industrial-owner occupied	1,554,984	-	50,304	-	-	12,141	1,617,429
Construction, acquisition and development	920,372	-	17,090	-	-	7,583	945,045
Commercial real estate	2,124,448	-	45,658	161	-	17,781	2,188,048
Credit cards	112,165	-	-	-	-	-	112,165
All other	433,333	-	7,465	102	-	103	441,003
Total	$ 10,093,619	$ -	$ 227,141	$ 626	$ -	$ 51,392	$ 10,372,778

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which at the time do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At December 31, 2015, the Bank had $3.6 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the 90 days or more past due category or in the non-accrual loan and lease category which includes impaired loans.  See Note 5 to the Company’s Consolidated Financial Statements included elsewhere in this Report for additional information regarding the Company’s internal loan classification system.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at December 31, 2015:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total
	(In thousands)
Pass	$ 10,090,407	$ 2,971	$ 207	$ 34	$ 10,093,619
Special Mention	-	-	-	-	-
Substandard	182,282	19,119	6,779	18,961	227,141
Doubtful	162	362	102	-	626
Loss	-	-	-	-	-
Impaired	31,795	2,272	2,932	14,393	51,392
Total	$ 10,304,646	$ 24,724	$ 10,020	$ 33,388	$ 10,372,778

All loan grade categories except the Pass and Impaired categories decreased at December 31, 2015 compared to December 31, 2014, specifically the Special mention, Substandard and Doubtful categories which decreased 100.0%, 28.3% and 38.0%, respectively.  Of the $227.1 million of Substandard loans and leases, 80.3% remained current as to scheduled repayment of principal and interest, with only 8.3% having outstanding balances that were 90 days or more past due at December 31, 2015.  Of the $51.4 million of Impaired loans and leases, 61.9% remained current as to scheduled repayment of principal and/or interest, with 28.0% having outstanding balances that were 90 days or more past due at December 31, 2015.

The following table provides details regarding the aging of the Company’s nonaccrual loans and leases by segment and class at December 31, 2015:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding
	(In thousands)
Commercial and industrial	$ 17	$ 429	$ 4,671	$ 5,117	$ 3,376	$ 8,493
Real estate
Consumer mortgage	2,037	1,354	11,949	15,340	6,297	21,637
Home equity	292	108	1,896	2,296	1,725	4,021
Agricultural	12	-	-	12	909	921
Commercial and industrial-owner occupied	511	2,765	4,035	7,311	9,201	16,512
Construction, acquisition and development	95	58	2,409	2,562	6,568	9,130
Commercial real estate	2,011	187	6,286	8,484	13,257	21,741
Credit cards	60	27	25	112	76	188
All other	44	102	105	251	134	385
Total	$ 5,079	$ 5,030	$ 31,376	$ 41,485	$ 41,543	$ 83,028

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

The following table provides additional details related to the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at December 31, 2015:

Loans and leases, net of unearned income	Outstanding	90+ Days Past Due still Accruing	Non-accruing Loans	Restructured Loans, but Accruing	NPLs	NPLs as a % of Outstanding
	(Dollars in thousands)
Commercial and industrial	$ 1,747,774	$ 60	$ 8,493	$ 755	$ 9,308	0.5%
Real estate
Consumer mortgage	2,472,202	1,655	21,637	1,403	24,695	1.0
Home equity	589,752	-	4,021	19	4,040	0.7
Agricultural	259,360	-	921	37	958	0.4
Commercial and industrial-owner occupied	1,617,429	-	16,512	4,346	20,858	1.3
Construction, acquisition and development	945,045	-	9,130	1,594	10,724	1.1
Commercial real estate	2,188,048	-	21,741	644	22,385	1.0
Credit cards	112,165	298	188	805	1,291	1.2
All other	441,003	-	385	273	658	0.1
Total	$ 10,372,778	$ 2,013	$ 83,028	$ 9,876	$ 94,917	0.9%

Securities

The Company uses the Bank’s securities portfolio to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits.   The following tables show the carrying value of the Company’s  available-for-sale securities by investment category at December 31, 2015, 2014, and 2013:

	2015	2014	2013
	(In thousands)
Available-for-sale securities:

U. S. Government agency securities	$ 1,244,640	$ 1,215,054	$ 1,458,349
Government agency issued residential
mortgage-backed securities	140,540	209,230	250,234
Government agency issued commercial
mortgage-backed securities	260,693	240,568	230,912
Taxable obligations of states
and political subdivisions	64,088	90,343	104,377
Tax-exempt obligations of states
and political subdivisions	353,411	393,521	415,028
Other securities	18,957	8,211	8,089
Total	$ 2,082,329	$ 2,156,927	$ 2,466,989

A portion of the Company's securities portfolio continues to be tax‑exempt.  Investments in tax-exempt securities totaled $353.4 million at December 31, 2015, compared to $393.5 million at the end of 2014 and $415.0 million at the end of 2013.  The Company invests only in investment grade securities, with the exception of obligations of certain counties and municipalities within the Company’s market area, and avoids other high yield non‑rated securities and investments.

At December 31, 2015, the Company’s available-for-sale securities totaled $2.1 billion.  These securities, which are subject to possible sale, are recorded at fair value.  At December 31, 2015, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the maturities and weighted average yields at December 31, 2015 for the carrying value of the available-for-sale securities, excluding mortgage-backed securities:

	Securities Maturing
		After One	After Five
	Within	But Within	But Within	After
	One Year	Five Years	Ten Years	Ten Years	Total
	(Dollars in thousands)
Available-for-sale securities:

U. S. Government agency securities	$ 292,286	$ 952,354	$ -	$ -	$ 1,244,640
Obligations of states and
political subdivisions	20,806	83,004	52,335	261,354	417,499
Other	-	85	-	18,872	18,957
Total	$ 313,092	$ 1,035,443	$ 52,335	$ 280,226	$ 1,681,096

Weighted average yield	1.34%	1.30%	5.40%	5.81%

The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.

Net unrealized gains on available-for-sale  securities as of December 31, 2015 totaled $22.9 million.  Net unrealized gains on available-for-sale  securities as of December 31, 2014 totaled $32.4 million.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s Investors Services as of December 31, 2015:

	Amortized Cost		Estimated Fair Value
	Amount	% of Total	Amount	% of Total
Available-for-sale securities:	(Dollars in thousands)
Aaa	$ 1,690,781	82.1%	$ 1,691,426	81.2%
Aa1 to Aa3	129,902	6.3%	139,834	6.7%
A1 to A3	43,522	2.1%	46,200	2.2%
Not rated (1)	195,240	9.5%	204,869	9.9%
Total	$ 2,059,445	100.0%	$ 2,082,329	100.00%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s Investors Services, bonds with a book value of $57.7 million and a market value of $61.7 million were rated A- or better by Standard & Poor’s Rating Services.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company performed a qualitative assessment of whether it was more likely than not that a reporting segment’s fair value was less than its carrying value during the fourth quarter of 2015.  Based on this assessment, it was determined that the Company’s reporting segments’ fair value exceeded their carrying value.   Therefore, the two-step quantitative goodwill impairment test was not deemed necessary and no goodwill impairment was recorded during 2015.

In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  If market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $291.5 million at both December 31, 2015 and 2014, respectively.

Other Real Estate Owned

OREO was $14.8 million and $34.0 million at December 31, 2015 and 2014, respectively.  OREO at December 31, 2015 had aggregate loan balances at the time of foreclosure of $37.5 million.    The following table presents the Company’s OREO by geographical location and collateral type at December 31, 2015:

	Alabama and
	Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$84	$-	$-	$-	$-	$-	$-	$-	$84
Real estate			-
Consumer mortgages	167	191	-	1,786	173	156	4	-	2,477
Home equity	-	-	-	101	-	-	-	-	101
Agricultural	-	-	-	25	-	-	-	-	25
Commercial and industrial-owner occupied	61	-	-	568	-	385	60	-	1,074
Construction, acquisition and development	2,305	168	130	6,033	-	1,576	-	-	10,212
Commercial real estate	170	108	-	210	127	-	63	-	678
All other	-	-	-	90	-	-	18	-	108
Total	$2,787	$467	$130	$8,813	$300	$2,117	$145	$-	$14,759

Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.    While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the consumer mortgage and commercial real estate portfolios at December 31, 2015 indicated that a majority of additions to OREO in the near-term might be from those categories.

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

The following table presents the Bank’s noninterest bearing, interest bearing demand, savings and other time deposits at December 31, 2015, 2014 and 2013 and the percentage change between years:

	2015		2014		2013
	Amount	% Change	Amount	% Change	Amount
	(Dollars in millions)
Noninterest bearing demand deposits	$ 3,032	9.1%	$ 2,779	5.1%	$ 2,645
Interest bearing demand deposits	5,004	2.8	4,868	6.2	4,582
Savings	1,442	8.3	1,332	7.9	1,234
Other time	1,853	(7.0)	1,993	(13.8)	2,313
Total deposits	$ 11,331	3.3	$ 10,972	1.8	$ 10,774

The 3.3% increase in deposits at December 31, 2015 compared to December 31, 2014 was primarily a result of the increase in noninterest bearing demand deposits of $252.8 million, or 9.1%, to $3.0 billion at December 31, 2015 from $2.8 billion at December 31, 2014 and the increase in savings deposits of $110.4 million, or 8.3% to $1.4 billion at December 31, 2015 from $1.3 billion at December 31, 2014 more than offsetting the decrease in other time deposits of $140.1 million, or 7.0%, to $1.9 billion at December 31, 2015 from $2.0 billion at December 31, 2014.  The 1.8% increase in deposits at December 31, 2014 compared to December 31, 2013 was primarily a result of the increase in interest bearing demand deposits of $286.0 million, or 6.2%, to $4.9 billion at December 31, 2014 from $4.6 billion at December 31, 2013 and in noninterest bearing deposits of $134.1 million, or 5.1% to $2.8 billion at December 31, 2014 from $2.6 billion at December 31, 2013 more than offsetting the decrease in other time deposits of $320.0 million, or 13.8%, to $2.0 billion at December 31, 2014 from $2.3 billion at December 31, 2013.

The following table presents the classification of the Bank’s deposits on an average basis for the three years ended December 31, 2015:

	2015		2014		2013
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$ 2,951,714	-	$ 2,734,576	-	$ 2,551,934	-
Interest bearing demand deposits	4,871,767	0.18%	4,561,738	0.17%	4,651,841	0.21%
Savings deposits	1,399,572	0.12%	1,297,407	0.12%	1,205,980	0.14%
Other time deposits	1,926,514	0.77%	2,141,122	0.97%	2,467,611	1.20%

Total deposits	$ 11,149,567		$ 10,734,843		$ 10,877,366

The Bank’s other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, at December 31, 2015 had maturities as follows:

Maturing in	Amount
(In thousands)
Three months or less	$ 151,903
Over three months through six months	126,088
Over six months through 12 months	214,383
Over 12 months	417,822
Total	$ 910,196

The average maturity of time deposits at December 31, 2015 was approximately 17.6 months,  compared to approximately 16.6 months at December 31, 2014.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had $62.0 million of short-term borrowings from the FHLB or the Federal Reserve at December 31, 2015.  The Company had $3.5 million of short-term borrowings from the FHLB or the Federal Reserve at December 31, 2014.  The Company had federal funds purchased and securities sold under agreement to repurchase of $405.9 million and  $388.2 million at December 31, 2015 and 2014, respectively.

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

The Company had long-term borrowings from U.S. Bank totaling $39.8 million and $48.1 million at December 31, 2015 and December 31, 2014, respectively.  The Company also had long-term borrowings from the FHLB totaling $30.0 million at both December 31, 2015 and 2014.  The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.5 billion in additional borrowing capacity under the existing FHLB borrowing agreement at December 31, 2015.

The Company had non-binding federal funds borrowing arrangements with other banks aggregating $825.0 million at December 31, 2015.  The unencumbered fair value of the Company’s federal government and government agencies securities portfolio may provide substantial additional liquidity.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected on the consolidated balance sheets of the Company.  The business purpose of these off-balance sheet commitments is the routine extension of credit.  As of December 31, 2015, commitments to extend credit included $93.5 million for letters of credit and $2.5 billion for interim mortgage financing, construction credit, credit card and other revolving line of credit arrangements.  While most of the commitments to extend credit were made at variable rates, included in these commitments were forward commitments to fund individual fixed-rate mortgage loans of $142.1 million at December 31, 2015, with a carrying value and fair value reflecting a gain of  $3.4 million, which has been recognized in the Company’s results of operations.  Fixed-rate lending commitments expose the Company to risks associated with increases in interest rates.  As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans.  At December 31, 2015, the Company had $211.2 million in such commitments to sell, with a carrying value and fair value reflecting a gain of approximately $109,000, which has been recognized in the Company’s results of operations.  The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Regulatory Requirements for Capital

The Company is required to comply with the risk‑based capital guidelines established by the Board of Governors of the Federal Reserve System.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Common equity Tier 1 capital generally consist of common stock (plus related additional paid in capital) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.  Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered “well capitalized” for the Company’s Common equity Tier 1 capital, Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill) are 6.5%, 8%, 10% and 5%, respectively.  The Company exceeded the required minimum levels for these ratios at December 31, 2015 and 2014 as follows:

	December 31, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$ 1,402,041	12.07%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,425,239	12.27	$ 1,351,807	13.27%
Total capital (to risk-weighted assets)	1,552,280	13.37	1,479,791	14.52
Tier 1 leverage capital (to average assets)	1,425,239	10.61	1,351,807	10.55

The FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the common equity Tier 1 capital, Tier 1 capital, total capital and leverage capital ratios must be at least 6.5%, 8%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at December 31, 2015 and 2014 as follows:

	December 31, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Common equity tier 1 capital (to risk-weighted assets)	$ 1,369,419	11.80%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,369,419	11.80	$ 1,298,449	12.76%
Total capital (to risk-weighted assets)	1,496,460	12.90	1,426,433	14.02
Tier 1 leverage capital (to average assets)	1,369,419	10.23	1,298,449	10.17

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

On December 11, 2014, the Company announced a stock repurchase program whereby the Company may acquire up to an aggregate of 6% or 5,764,000 shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between December 11, 2014 through November 30, 2016.  The extent and timing of any repurchases will depend on market conditions and other corporate, legal and regulatory considerations.  Repurchased shares will be held as authorized but unissued shares.  These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors.  At December 31, 2015, 2,882,000 shares had been repurchased under this program.  On January 27, 2016, the Company announced this stock repurchase plan was terminated.

On January 27, 2016, the Company announced a new stock repurchase program whereby the Company may acquire up to an aggregate of 7,000,000 shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between January 27, 2016 through December 29, 2017.  The extent and timing of any repurchases will depend on market conditions and other corporate, legal and regulatory considerations.  Repurchased shares will be held as authorized but unissued shares.  These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors.

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

The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation.  The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp.  The Company redeemed $8.25 million of the Junior Subordinated Debt Securities and $8.0 million of the related trust preferred securities assumed in the City Bancorp merger at par on January 8, 2014.  The Company’s remaining $23.2 million in assumed trust preferred securities qualifies as Tier 1 capital at December 31, 2015 under Federal Reserve Board guidelines.  At December 31, 2015, the $23.2 million in assumed trust preferred securities were callable at the option of the Company upon obtaining approval of the Federal Reserve.  See Note 12 to the Company’s Consolidated Financial Statements included elsewhere in this Report for additional information regarding Junior Subordinated Debt Securities.

Contractual Obligations

The Company has contractual obligations to make future payments on debt and lease agreements.  See Notes 10, 11, 12 and 24 to the Company’s Consolidated Financial Statements included elsewhere in this Report for further disclosures regarding contractual obligations.  The following table summarizes the Company’s contractual obligations at December 31, 2015:

	Payment Due by Period
		Less than	One to Three	Three to Five	More than
	Total	One Year	Years	Years	Five Years
Contractual obligations:	(In thousands)
Deposit maturities	$ 11,331,161	$ 10,558,978	$ 415,239	$ 354,862	$ 2,082
Junior subordinated debt	23,198	-	-	-	23,198
Long-term debt	69,775	-	39,775	30,000	-
Short-term FHLB and other borrowings	62,000	62,000	-	-	-
Operating lease obligations	25,994	6,456	7,979	4,201	7,358
Purchase obligations	65,872	40,359	22,225	2,511	777
Total contractual obligations	$ 11,578,000	$ 10,667,793	$ 485,218	$ 391,574	$ 33,415

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

Certain Litigation and Other Contingencies

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $33.2 million accrued as of December 31, 2015 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

On January 5, 2016, the Bank entered into an agreement to settle a class action lawsuit filed on May 18, 2010 by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenged the manner in which overdraft fees were charged and the policies related to the posting order of debit card and ATM transactions. The suit also made a claim under Arkansas’ consumer protection statute. The plaintiff was seeking to recover damages in an unspecified amount and equitable relief.  As a result of this agreement, the Company recorded an expense of $16.5 million in the fourth quarter of 2015, representing amounts to be paid in connection with the settlement net amounts the Company had already accrued for this legal proceeding in previous periods.  The proposed settlement is subject to preliminary and final court approval. The Company can provide no assurance that such approval will occur in any specific time frame or at all.

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

On July 31, 2014, the Company and its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint has subsequently been amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the court granted in part and denied in part the defendants’ motion to dismiss and dismissed the claims concerning the Company’s expectations about the closing of the mergers.  The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper.  No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

The CFPB and the DOJ have been jointly investigating the Bank’s fair lending program. The Bank has begun settlement discussions with the CFPB and the DOJ, but there is no guarantee that a settlement agreement will be reached.  If the parties fail to reach an agreement on settlement terms, and if the CFPB and/or the DOJ determine to bring public enforcement actions, such actions could include demands for civil money penalties and/or assessments, changes to certain of the Bank’s business practices and/or compliance programs, enhanced monitoring and/or customer restitution.  The Company and the Bank are unable at this time to determine the terms on which these investigations will be resolved or the timing of such resolution, or to estimate reliably the amounts, or range of possible amounts, of any fines, penalties and/or restitution if enforcement action is taken against the Bank. If, however, the CFPB and/or the DOJ do bring public enforcement actions, the resolution of such actions could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations during the period in which any such action is resolved.

Recent Pronouncements

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

In September 2014, the FASB issued an ASU regarding accounting for revenue from contracts with customers.  This ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. The Company is currently evaluating the potential impact of ASU 2014-09 on the financial statements.

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

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2015.  The expected maturity categories take into account repricing opportunities as well as contractual maturities.  For core deposits without contractual maturities (e.g., interest bearing checking, savings and money market accounts), the table presents cash flows based on management’s judgment concerning their most likely runoff or repricing behaviors.  The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate that is commensurate with the maturity.  The fair value of securities is based on market prices or dealer quotes.

								Fair value
	Principal Amount Maturing/Repricing in:							December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	2015
Rate-sensitive assets:	(Dollars in thousands)
Fixed interest rate loans and leases	$1,116,991	$644,717	$760,925	$552,066	$551,836	$1,592,186	$5,218,721	$ 5,475,123
Average interest rate	4.95%	4.39%	4.30%	3.91%	3.96%	4.15%	4.33%
Variable interest rate loans and leases	$3,784,006	$158,458	$353,787	$542,563	$404,900	$68,250	$5,311,964	5,140,285
Average interest rate	4.07%	4.11%	4.13%	4.29%	4.30%	3.49%	4.11%
Fixed interest rate securities	$492,728	$497,855	$642,622	$201,718	$94,233	$130,289	$2,059,445	$2,082,329
Average interest rate	2.26%	1.76%	1.79%	4.28%	4.36%	3.77%	2.38%
Other interest bearing assets	$43,777	-	-	-	-	-	$43,777	$43,777
Average interest rate	0.50%	-	-	-	-	-	0.50%

Mortgage servicing rights (1)	-	-	-	-	-	-	$ 57,268	$ 57,268

Rate-sensitive liabilities:
Savings and interest bearing checking	$6,446,142	-	-	-	-	-	$6,446,142	$6,446,142
Average interest rate	0.17%	-	-	-	-	-	0.17%
Fixed interest rate time deposits	$1,081,308	$263,873	$151,366	$156,553	$198,309	$2,082	$1,853,491	$1,867,034
Average interest rate	0.44%	0.85%	1.05%	1.29%	1.42%	0.94%	0.73%
Fixed interest rate borrowings	62,000	$-	-	30,000	-	$-	$92,000	$94,551
Average interest rate	0.31%	-		4.08%	-	-	1.54%
Variable interest rate borrowings	$405,946	$-	39,775	-	$-	$23,198	$468,919	$471,214
Average interest rate	0.12%	-	2.34%	-	-	3.09%	0.46%

Rate-sensitive off balance sheet items:
Commitments to extend credit for
single family mortgage loans	$142,121	-	-	-	-	-	$142,121	$142,121
Average interest rate	3.93%	-	-	-	-	-	3.93%
Forward contracts to sell individual fixed rate
mortgage loans	$211,198	-	-	-	-	-	$211,198	$211,198
Average interest rate	3.59%	-	-	-	-	-	3.59%
Interest rate swap position to receive	$255,552	-	-	-	-	-	$255,552	$15,614
Average interest rate	2.56%	-	-	-	-	-	2.56%
Interest rate swap position to pay	$255,552	-	-	-	-	-	$255,552	$(15,856)
Average interest rate	5.62%	-	-	-	-	-	5.62%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SELECTED QUARTERLY FINANCIAL DATA

Summary of Quarterly Results
	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2015	(In thousands, except per share amounts)
Interest revenue	$ 113,497	$ 114,630	$ 118,201	$ 118,050
Net interest revenue	106,073	107,309	111,070	111,230
Provision for credit losses	(5,000)	(5,000)	(3,000)	-
Income before income taxes	47,455	58,446	50,573	30,265
Income tax expense	15,189	18,733	16,230	9,096
Net income	32,266	39,713	34,343	21,169
Earnings per share: Basic	0.33	0.41	0.36	0.22
Diluted	0.33	0.41	0.36	0.22
Dividends per share	0.075	0.075	0.100	0.100

2014
Interest revenue	$ 110,599	$ 111,499	$ 113,922	$ 114,237
Net interest revenue	101,523	103,081	105,613	106,445
Provision for credit losses	-	-	-	-
Income before income taxes	41,333	44,965	41,192	39,912
Income tax expense	12,889	14,097	12,414	11,252
Net income	28,444	30,868	28,778	28,660
Earnings per share: Basic	0.30	0.32	0.30	0.30
Diluted	0.30	0.32	0.30	0.30
Dividends per share	0.05	0.05	0.075	0.075

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting. That report appears on page 81 of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BancorpSouth, Inc.:

We have audited BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BancorpSouth, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BancorpSouth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 23, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jackson, Mississippi

February 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BancorpSouth, Inc.:

We have audited the accompanying consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Jackson, Mississippi

February 23, 2016

Consolidated Balance Sheets
BancorpSouth, Inc. and Subsidiaries

	December 31,	December 31,
	2015	2014

	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$ 154,192	$ 204,231
Interest bearing deposits with other banks	43,777	153,019
Available-for-sale securities, at fair value	2,082,329	2,156,927
Loans and leases	10,404,326	9,749,540
Less: Unearned income	31,548	36,604
Allowance for credit losses	126,458	142,443
Net loans and leases	10,246,320	9,570,493
Loans held for sale, at fair value	157,907	141,015
Premises and equipment, net	308,125	304,943
Accrued interest receivable	40,901	41,985
Goodwill	291,498	291,498
Other identifiable intangibles	20,545	24,508
Bank-owned life insurance	251,534	247,076
Other real estate owned	14,759	33,984
Other assets	186,775	156,690
TOTAL ASSETS	$ 13,798,662	$ 13,326,369

LIABILITIES
Deposits:
Demand: Noninterest bearing	$ 3,031,528	$ 2,778,686
Interest bearing	5,003,806	4,868,054
Savings	1,442,336	1,331,963
Other time	1,853,491	1,993,636
Total deposits	11,331,161	10,972,339
Federal funds purchased and securities
sold under agreement to repurchase	405,937	388,166
Short-term borrowings	62,000	3,500
Accrued interest payable	3,071	3,400
Junior subordinated debt securities	23,198	23,198
Long-term debt	69,775	78,148
Other liabilities	248,076	251,559
TOTAL LIABILITIES	12,143,218	11,720,310

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 94,162,728
and 96,254,903 shares, respectively	235,407	240,637
Capital surplus	282,934	324,271
Accumulated other comprehensive loss	(41,825)	(43,686)
Retained earnings	1,178,928	1,084,837
TOTAL SHAREHOLDERS' EQUITY	1,655,444	1,606,059
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 13,798,662	$ 13,326,369

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
BancorpSouth, Inc. and Subsidiaries	Year Ended December 31,
	2015	2014	2013
INTEREST REVENUE:	(In thousands, except per share amounts)
Loans and leases	$ 419,813	$ 404,559	$ 396,441
Deposits with other banks	438	532	1,694
Available-for-sale securities:
Taxable	26,308	27,755	33,286
Tax-exempt	13,075	14,462	15,547
Loans held for sale	4,744	2,949	2,539
Total interest revenue	464,378	450,257	449,507
INTEREST EXPENSE:
Deposits:
Interest bearing demand	8,820	7,851	9,645
Savings	1,703	1,614	1,705
Other time	14,837	20,675	29,729
Federal funds purchased and securities sold
under agreement to repurchase	383	331	297
Long-term debt	2,285	2,463	1,803
Junior subordinated debt	667	659	7,376
Other	1	2	3
Total interest expense	28,696	33,595	50,558
Net interest revenue	435,682	416,662	398,949
Provision for credit losses	(13,000)	-	7,500
Net interest revenue, after provision for credit losses	448,682	416,662	391,449
NONINTEREST REVENUE:
Mortgage lending	35,530	22,671	44,977
Credit card, debit card and merchant fees	36,533	35,303	33,005
Deposit service charges	46,765	50,622	52,905
Security gains, net	136	37	46
Insurance commissions	116,744	114,842	97,700
Wealth management	22,660	23,940	23,576
Other	19,600	21,731	22,857
Total noninterest revenue	277,968	269,146	275,066
NONINTEREST EXPENSE:
Salaries and employee benefits	322,469	307,828	306,696
Occupancy, net of rental income	41,866	41,345	41,109
Equipment	15,309	16,869	18,386
Deposit insurance assessments	9,509	8,190	11,755
Voluntary early retirement expense	-	-	10,850
Write-off and amortization of bond
issue cost	48	48	2,995
Other	150,710	144,126	143,058
Total noninterest expense	539,911	518,406	534,849
Income before income taxes	186,739	167,402	131,666
Income tax expense	59,248	50,652	37,551
Net income	$ 127,491	$ 116,750	$ 94,115

Earnings per share: Basic	$ 1.33	$ 1.22	$ 0.99
Diluted	$ 1.33	$ 1.21	$ 0.99

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$ 127,491	$ 116,750	$ 94,115

Other comprehensive income (loss), net of tax
Unrealized (losses) gains on securities	(5,847)	16,028	(38,065)
Pension and other postretirement benefits	7,708	(29,755)	16,752
Other comprehensive income (loss)	1,861	(13,727)	(21,313)
Comprehensive income	$ 129,352	$ 103,023	$ 72,802
See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
BancorpSouth, Inc. and Subsidiaries
Years Ended December 31, 2015, 2014 and 2013				Accumulated
				Other
	Common Stock		Capital	Comprehensive	Retained
	Shares	Amount	Surplus	Loss	Earnings	Total
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2012	94,549,867	$236,375	$311,909	$(8,646)	$909,414	$1,449,052
Net income	-	-	-	-	94,115	94,115
Change in fair value of available-for-sale
securities, net of tax effect of ($23,621)	-	-	-	(38,065)	-	(38,065)
Change in pension funding status, net of
tax effect of $10,376	-	-	-	16,752	-	16,752
Comprehensive income						72,802
Exercise of stock options	58,982	147	765	-	-	912
Income tax benefit from exercise
of stock options	-	-	139	-	-	139
Recognition of stock compensation	622,842	1,557	87	-	-	1,644
Cash dividends declared, $0.12 per share	-	-	-	-	(11,419)	(11,419)
Balance, December 31, 2013	95,231,691	238,079	312,900	(29,959)	992,110	1,513,130
Net income	-	-	-	-	116,750	116,750
Change in fair value of available-for-sale
securities, net of tax effect of $9,951	-	-	-	16,028	-	16,028
Change in pension funding status, net of
tax effect of ($18,432)	-	-	-	(29,755)	-	(29,755)
Comprehensive income						103,023
Exercise of stock options	667,739	1,669	9,914	-	-	11,583
Income tax benefit from exercise
of stock options	-	-	1,856	-	-	1,856
Recognition of stock compensation	385,113	963	238	-	-	1,201
Repurchase of stock	(29,640)	(74)	(637)	-	-	(711)
Cash dividends declared, $0.25 per share	-	-	-	-	(24,023)	(24,023)
Balance, December 31, 2014	96,254,903	240,637	324,271	(43,686)	1,084,837	$ 1,606,059
Net income	-	-	-	-	127,491	127,491
Change in fair value of available-for-sale
securities, net of tax effect of $(3,629)	-	-	-	(5,847)	-	(5,847)
Change in pension funding status, net of
tax effect of $4,774	-	-	-	7,708	-	7,708
Comprehensive income						129,352
Exercise of stock options	520,538	1,301	9,140	-	-	10,441
Income tax benefit from exercise
of stock options	-	-	1,079	-	-	1,079
Recognition of stock compensation	383,215	958	11,393	-	-	12,351
Repurchase of stock	(2,995,928)	(7,489)	(62,949)	-	-	(70,438)
Cash dividends declared, $0.35 per share	-	-	-	-	(33,400)	(33,400)
Balance, December 31, 2015	94,162,728	235,407	282,934	(41,825)	1,178,928	$ 1,655,444

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
BancorpSouth, Inc. and Subsidiaries	Year Ended December 31,
	2015	2014	2013
Operating Activities:	(In thousands)
Net income	$ 127,491	$ 116,750	$ 94,115
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	(13,000)	-	7,500
Depreciation and amortization	26,288	27,272	26,544
Deferred taxes	(11,356)	(7,563)	3,358
Amortization of intangibles	3,963	4,443	2,979
Amortization of debt securities premium and discount, net	12,565	13,089	15,062
Share-based compensation expense	5,585	1,201	1,644
Security gains, net	(136)	(37)	(46)
Net deferred loan origination expense	(6,677)	(6,809)	(7,639)
Excess tax benefit from exercise of stock options	(1,079)	(1,856)	(139)
Decrease in interest receivable	1,084	165	2,206
Decrease in interest payable	(329)	(1,436)	(1,304)
Realized gain on mortgages sold	(46,058)	(31,941)	(49,304)
Proceeds from mortgages sold	1,468,729	914,084	1,530,589
Origination of mortgages held for sale	(1,440,411)	(920,689)	(1,424,983)
Loss on other real estate owned, net	5,703	14,545	7,385
Increase in bank-owned life insurance	(7,457)	(8,848)	(8,314)
Decrease (increase) in prepaid pension asset	-	26,263	(3,705)
Other, net	8,401	3,496	7,784
Net cash provided by operating activities	133,306	142,129	203,732
Investing Activities:
Proceeds from calls and maturities of available-for-sale securities	415,795	584,260	584,926
Proceeds from sales of available-for-sale securities	1,110	-	-
Purchases of available-for-sale securities	(374,181)	(252,467)	(718,432)
Net increase in loans and leases	(663,573)	(803,858)	(361,383)
Purchases of premises and equipment	(30,401)	(17,211)	(25,459)
Proceeds from sale of premises and equipment	549	527	3,084
Acquisition of businesses, net of cash acquired	-	(7,060)	(17,360)
Proceeds from sale of other real estate owned	20,723	35,264	54,475
Purchases of bank-owned life insurance, net of proceeds from death benefits	2,999	1,206	-
Other, net	(25)	(20)	117
Net cash used in investing activities	(627,004)	(459,359)	(480,032)
Financing Activities:
Net increase (decrease) in deposits	358,822	198,503	(314,310)
Net increase (decrease) in short-term borrowings and other liabilities	76,254	(32,877)	6,403
Redemption of junior subordinated debt securities	-	(8,248)	(128,866)
Advances of long-term debt	-	8,000	50,000
Repayment of long-term debt	(8,373)	(8,066)	(1,786)
Issuance of common stock	10,441	11,583	912
Repurchase of common stock	(70,438)	(711)	-
Excess tax benefit from exercise of stock options	1,079	1,856	139
Payment of cash dividends	(33,368)	(23,983)	(11,383)
Net cash provided by (used in) financing activities	334,417	146,057	(398,891)
Decrease in Cash and Cash Equivalents	(159,281)	(171,173)	(675,191)
Cash and Cash Equivalents at Beginning of Year	357,250	528,423	1,203,614
Cash and Cash Equivalents at End of Year	$ 197,969	$ 357,250	$ 528,423

Notes to Consolidated Financial Statements

BancorpSouth, Inc. and Subsidiaries

December 31, 2015, 2014 and 2013

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with U.S. GAAP.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods reported.  Actual results could differ significantly from those estimates.  The Company’s subsidiaries are engaged in the business of banking, insurance, brokerage and other activities closely related to banking.  The Company and its subsidiaries are subject to the regulations of certain federal and state regulatory agencies and undergo periodic examinations by those regulatory agencies.  The following is a summary of the Company’s more significant accounting and reporting policies. Certain 2014 and 2013 amounts have been reclassified to conform with the 2015 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BancorpSouth Bank and its wholly owned subsidiaries (the “Bank”) and Gumtree Wholesale Insurance Brokers, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Statements

Cash equivalents include cash and amounts due from banks, including interest bearing deposits with other banks.  The Company paid interest of $29.0 million, $35.0 million and $51.9 million and income taxes of $78.4 million, $60.7 million and $39.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Loans and leases of $26.7 million, $25.0 million and $42.2 million were charged-off during 2015, 2014 and 2013, respectively.  Unsettled purchases of securities were $10.0 million and $1.2 million at December 31, 2014 and 2013, respectively.  There were no unsettled purchases of securities at December 31, 2015.  Loans foreclosed and transferred to OREO were $7.4 million, $14.7 million and $29.3 million during 2015, 2014 and 2013, respectively.  Loans to facilitate the sale of other real estate owned were $1.5 million, $4.4 million and $13.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

At December 31, 2015, impaired loans totaled $51.4 million, which was net of cumulative charge-offs of $11.4 million.  Additionally, the Company had specific reserves of $2.4 million included in the allowance for credit losses.  Impaired loans at December 31, 2015 were primarily from the Company’s commercial real estate portfolio.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-  360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, OREO marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.

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

In the normal course of business, management grants concessions to borrowers, which would not otherwise be considered, where the borrowers are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  During 2015, the most common concessions involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

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

In 2010, the Bank established an impairment group.    The impairment group is responsible for evaluating loans that have been specifically identified through various channels, including examination of the Bank’s watch list, past due listings, findings of the internal loan review department, loan officer assessments and loans to borrowers or industries known to be experiencing problems.  For all loans identified, the responsible loan officer in conjunction with his credit administrator is required to prepare an impairment analysis to be reviewed by the impairment group.  The impairment group deems that a loan is impaired if it is probable that the Company will be unable to collect the contractual principal and interest on the loan.  The impairment group also evaluates the circumstances surrounding the loan in order to determine if the loan officer used the most appropriate method for assessing the impairment of the loan (i.e., present value of expected future cash flows, observable market price or fair value of the underlying collateral).  The impairment group meets on a monthly basis.

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

In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  Every loan closed by the Bank’s mortgage center is run through a government agency automated underwriting system.  Any exceptions noted during this process are remedied prior to sale.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During 2015, 24 mortgage loans totaling $2.0 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $442,000 were recognized related to these repurchased and make whole loans.  During 2014, 21 loans totaling approximately $2.1 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $913,000 were recognized related to these repurchased and make whole loans.  During 2013, 16 mortgage loans totaling $931,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $661,000 were recognized related to these repurchased and make whole loans.  At December 31, 2015, the Company had reserved $1.3 million for potential losses from representation and warranty obligations.

Government National Mortgage Association (“GNMA”) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan.  Under FASB ASC 860, this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option.  These loans are reported as held for sale in accordance with U.S. GAAP with the offsetting liability being reported as other liabilities.  At December 31, 2015, the amount of loans subject to buy back was $22.7 million.

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

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350, Intangibles – Goodwill and Other.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360, Property, Plant and Equipment.  Goodwill and other intangible assets are reviewed annually within the fourth quarter for possible impairment, or sooner if a goodwill impairment indicator is identified.  If impaired, the asset is written down to its estimated fair value.  No impairment charges have been recognized through December 31, 2015.  See Note 9, Goodwill and Other Intangible Assets, for additional information.

Mortgage Servicing Rights

The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs.  The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with FASB ASC 860.  An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream.  The use of different estimates or assumptions could also produce different fair values.   The Company has historically not hedged the MSR asset.  At December 31, 2015 there was a hedge in place designed to cover approximately 3% of the MSR value.  The Company is susceptible to fluctuations in their value in changing interest rate environments.  MSRs are included in the other assets category of the consolidated balance sheet.  Changes in the fair value of MSRs are recorded as part of mortgage lending noninterest revenue on the consolidated statement of income.

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

The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans.  The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of its actuary using the actuary’s proprietary model.  The Company developed a level equivalent yield using its actuary’s model as of December 31, 2015 and the expected cash flows from the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”), the BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) and the BancorpSouth, Inc. Supplemental Executive Retirement Plan (the “Supplemental Plan”).  Based on this analysis, the Company established its discount rate assumptions for determination of the projected benefit obligation at 4.44% for the Basic Plan, 4.20% for the Restoration Plan and 3.40% for the Supplemental Plan based on a December 31, 2015 measurement date.

In 2016, we will change the method utilized to estimate the service cost and interest cost components of net periodic benefit costs for our defined benefit pension plans. Historically, we estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We will elect to use a spot rate approach for our plans in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as we believe this provides a better estimate of service and interest costs. We consider this a change in estimate and, accordingly, will account for it prospectively starting in 2016. This change does not affect the measurement of our total benefit obligation.

The Company measured benefit obligations using the most recent RP-2014 mortality tables and MP-2015 mortality improvement scale in selecting mortality assumptions as of December 31, 2015.

Stock-Based Compensation

At December 31, 2015, the Company had three stock-based employee compensation plans.  The Company recognizes compensation costs related to these stock-based employee compensation plans in accordance with FASB ASC 718, Compensation – Stock Compensation (“FASB ASC 718”).  See Note 16, Stock Incentive and Stock Option Plans, for further disclosures regarding stock-based compensation.

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

The Company also enters into derivative financial instruments to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of December 31, 2015, the notional amount of customer related derivative financial instruments was $255.6 million with an average maturity of 42.1 months, an average interest receive rate of 2.6% and an average interest pay rate of 5.6%.

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

In September 2014, the FASB issued an ASU regarding accounting for revenue from contracts with customers.  This ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. The Company is currently evaluating the potential impact of ASU 2014-09 on the financial statements.

(2)  BUSINESS COMBINATIONS

On April 10, 2014, the Company purchased certain assets of Knox Insurance Group, LLC (“Knox”), an independent insurance agency located in Lafayette, Louisiana.  Consideration paid to complete this transaction consisted of cash paid to Knox shareholders in the aggregate amount of $7.0 million. The provisions of the related purchase agreement also provide for additional aggregate consideration of up to $2.4 million in cash to be paid in three annual installments if certain performance criteria are met.  As of December 31, 2015, the Company has paid approximately

$352,000 in cash under this agreement.  This acquisition was not material to the financial position or results of operations of the Company.

On December 18, 2013, the Company announced the purchase of certain assets of GEM Insurance Agencies, LP (“GEM”), an independent insurance agency located in Houston, Texas. Consideration paid to complete this transaction consisted of cash paid to GEM in the aggregate amount of $20.7 million.  The provisions of the related purchase agreement also provide for additional aggregate consideration of up to $6.2 million in cash to be paid in three annual installments if certain performance criteria are met. As of December 31, 2015, the Company has paid $3.0 million in cash under this agreement.  This acquisition was not material to the financial position or results of operations of the Company.

(3) HELD-TO-MATURITY SECURITIES

The Company had no held to maturity securities as of December 31, 2015, 2014 and 2013.

(4) AVAILABLE-FOR-SALE SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 2015 and 2014 follows:

	2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,246,261	$ 826	$ 2,447	$ 1,244,640
Government agency issued residential
mortgage-backed securities	138,759	1,957	176	140,540
Government agency issued commercial
mortgage-backed securities	261,544	2,414	3,265	260,693
Obligations of states and political subdivisions	394,769	22,813	83	417,499
Other	18,112	845	-	18,957
Total	$ 2,059,445	$ 28,855	$ 5,971	$ 2,082,329

	2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,213,310	$ 4,093	$ 2,349	$ 1,215,054
Government agency issued residential
mortgage-backed securities	204,918	4,751	439	209,230
Government agency issued commercial
mortgage-backed securities	241,449	2,319	3,200	240,568
Obligations of states and political subdivisions	458,026	25,986	148	483,864
Other	6,864	1,347	-	8,211
Total	$ 2,124,567	$ 38,496	$ 6,136	$ 2,156,927

At December 31, 2015, the Company’s available-for-sale securities included FHLB stock with a carrying value of $18.0 million compared to a required investment of $9.1 million.  FHLB stock is carried at amortized cost in the financial statements.

Gross gains of approximately $136,000 and no gross losses were recognized in 2015, gross gains of approximately $49,000 and gross losses of approximately $12,000 were recognized in 2014 and gross gains of approximately $72,000

and gross losses of approximately $26,000 were recognized in 2013 on available-for-sale securities.    No other-than-temporary impairment was recorded in 2015, 2014 or 2013.

Available-for-sale securities with a carrying value of $1.6 billion at December 31, 2015 were pledged to secure public and trust funds on deposit and for other purposes.  Included in available-for-sale securities at December 31, 2015, were securities with a carrying value of $206.1 million issued by a political subdivision within the State of Mississippi and securities with a carrying value of $80.1 million issued by a political subdivision within the State of Arkansas.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in thousands)
Maturing in one year or less	$ 312,736	$ 313,092	1.34%
Maturing after one year through five years	1,036,108	1,035,443	1.30
Maturing after five years through ten years	49,860	52,335	5.40
Maturing after ten years	260,438	280,226	5.81
Mortgage-backed securities	400,303	401,233	2.11
Total	$ 2,059,445	$ 2,082,329

A summary of temporarily impaired available-for-sale investments with continuous unrealized loss positions at December 31, 2015 and 2014 follows:

	2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$ 762,568	$ 2,447	$ -	$ -	$ 762,568	$ 2,447
Government agency issued residential
mortgage-backed securities	34,238	176	-	-	34,238	176
Government agency issued commercial
mortgage-backed securities	193,621	2,710	31,166	555	224,787	3,265
Obligations of states and political subdivisions	13,576	70	2,856	13	16,432	83
Total	$ 1,004,003	$ 5,403	$ 34,022	$ 568	$ 1,038,025	$ 5,971

	2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$ 237,891	$ 471	$ 283,643	$ 1,878	$ 521,534	$ 2,349
Government agency issued residential
mortgage-backed securities	-	-	24,565	439	24,565	439
Government agency issued commercial
mortgage-backed securities	3,822	24	203,520	3,176	207,342	3,200
Obligations of states and political subdivisions	17,317	62	10,616	86	27,933	148
Total	$ 259,030	$ 557	$ 522,344	$ 5,579	$ 781,374	$ 6,136

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs.  Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded in 2015.

(5) LOANS AND LEASES

The Company’s loan and lease portfolio is disaggregated into the following segments:  commercial and industrial; real estate; credit card; and all other loans and leases.  The real estate segment is further disaggregated into the following classes:  consumer mortgage; home equity; agricultural; commercial and industrial-owner occupied; construction, acquisition and development and commercial.  A summary of gross loans and leases by segment and class at December 31, 2015 and 2014 follows:

	2015	2014
	(In thousands)

Commercial and industrial	$ 1,752,273	$ 1,753,041
Real estate
Consumer mortgages	2,472,202	2,257,726
Home equity	589,752	531,374
Agricultural	259,360	239,616
Commercial and industrial-owner occupied	1,617,429	1,522,536
Construction, acquisition and development	945,045	853,623
Commercial real estate	2,188,048	1,961,977
Credit cards	112,165	113,426
All other	468,052	516,221
Total gross loans and leases	$ 10,404,326	$ 9,749,540

The following table shows the Company’s loans and leases, net of unearned income, as of December 31, 2015 by geographical location:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 160,361	$ 199,347	$ 202,755	$ 618,901	$ 79,928	$ 116,514	$ 237,102	$ 132,866	$ 1,747,774
Real estate
Consumer mortgages	296,698	330,780	219,334	818,423	71,915	273,980	443,852	17,220	2,472,202
Home equity	83,979	42,448	63,859	221,588	23,163	142,825	10,264	1,626	589,752
Agricultural	7,852	86,172	30,930	78,729	3,118	12,468	40,091	-	259,360
Commercial and industrial-owner occupied	181,017	194,152	181,567	677,686	47,937	132,156	202,914	-	1,617,429
Construction, acquisition and development	108,851	97,151	76,801	315,295	22,621	138,126	186,200	-	945,045
Commercial real estate	332,985	360,884	241,093	593,677	206,352	184,338	268,719	-	2,188,048
Credit cards*	-	-	-	-	-	-	-	112,165	112,165
All other	72,347	48,554	30,130	165,509	3,081	41,062	56,900	23,420	441,003

Total	$ 1,244,090	$ 1,359,488	$ 1,046,469	$ 3,489,808	$ 458,115	$ 1,041,469	$ 1,446,042	$ 287,297	$ 10,372,778

*Credit card receivables are spread across all geographic regions but are not viewed by the Company’s management as part of the geographic breakdown.

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

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, at December 31, 2015 and 2014:

	2015
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$ 2,038	$ 817	$ 4,731	$ 7,586	$ 1,740,188	$ 1,747,774	$ 60
Real estate
Consumer mortgages	13,827	4,692	13,604	32,123	2,440,079	2,472,202	1,655
Home equity	2,589	268	1,896	4,753	584,999	589,752	-
Agricultural	176	139	-	315	259,045	259,360	-
Commercial and industrial-owner occupied	1,189	3,105	4,034	8,328	1,609,101	1,617,429	-
Construction, acquisition and development	1,017	207	2,409	3,633	941,412	945,045	-
Commercial real estate	2,840	187	6,286	9,313	2,178,735	2,188,048	-
Credit cards	420	343	323	1,086	111,079	112,165	298
All other	628	262	105	995	440,008	441,003	-
Total	$ 24,724	$ 10,020	$ 33,388	$ 68,132	$ 10,304,646	$ 10,372,778	$ 2,013

	2014
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$ 2,322	$ 544	$ 601	$ 3,467	$ 1,743,019	$ 1,746,486	$ 41
Real estate
Consumer mortgages	10,725	3,797	11,167	25,689	2,232,037	2,257,726	1,828
Home equity	1,834	397	658	2,889	528,485	531,374	-
Agricultural	365	1	130	496	239,120	239,616	-
Commercial and industrial-owner occupied	1,005	463	3,337	4,805	1,517,731	1,522,536	39
Construction, acquisition and development	4,547	278	1,568	6,393	847,230	853,623	387
Commercial real estate	4,722	1	1,545	6,268	1,955,709	1,961,977	137
Credit cards	447	312	379	1,138	112,288	113,426	327
All other	1,562	203	102	1,867	484,305	486,172	4
Total	$ 27,529	$ 5,996	$ 19,487	$ 53,012	$ 9,659,924	$ 9,712,936	$ 2,763

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at December 31, 2015 and 2014:

	December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$ 1,721,118	$ -	$ 19,529	$ -	$ -	$ 7,127	$ 1,747,774
Real estate
Consumer mortgage	2,399,081	-	68,768	363	-	3,990	2,472,202
Home equity	577,539	-	10,418	-	-	1,795	589,752
Agricultural	250,579	-	7,909	-	-	872	259,360
Commercial and industrial-owner occupied	1,554,984	-	50,304	-	-	12,141	1,617,429
Construction, acquisition and development	920,372	-	17,090	-	-	7,583	945,045
Commercial real estate	2,124,448	-	45,658	161	-	17,781	2,188,048
Credit cards	112,165	-	-	-	-	-	112,165
All other	433,333	-	7,465	102	-	103	441,003
Total	$ 10,093,619	$ -	$ 227,141	$ 626	$ -	$ 51,392	$ 10,372,778

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$ 1,709,475	$ 978	$ 33,879	$ -	$ -	$ 2,154	$ 1,746,486
Real estate
Consumer mortgage	2,167,965	-	84,975	-	-	4,786	2,257,726
Home equity	521,011	-	9,744	-	-	619	531,374
Agricultural	227,688	-	11,928	-	-	-	239,616
Commercial and industrial-owner occupied	1,450,158	-	64,420	491	-	7,467	1,522,536
Construction, acquisition and development	811,227	-	39,675	334	-	2,387	853,623
Commercial real estate	1,893,514	-	57,761	184	-	10,518	1,961,977
Credit cards	113,426	-	-	-	-	-	113,426
All other	471,662	-	14,340	-	-	170	486,172
Total	$ 9,366,126	$ 978	$ 316,722	$ 1,009	$ -	$ 28,101	$ 9,712,936

Loans considered impaired under FASB ASC 310 are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired at December 31, 2015 and 2014 was $51.4 million and $28.1 million, respectively.  At December 31, 2015 and 2014, $15.0 million and $6.1 million, respectively, of those impaired loans had a valuation allowance of $2.4 million and $1.5 million, respectively.  The remaining balance of impaired loans of $36.4  million and $22.0 million at December 31, 2015 and 2014, respectively, were charged down to the underlying collateral’s fair value, less estimated selling costs, which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as TDRs totaled $12.5 million and $4.6 million at December 31, 2015 and 2014, respectively.  The average recorded investment in impaired loans during 2015 and 2014 was $37.3 million and $33.9 million, respectively.

The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class at December 31, 2015 and 2014:

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 7,055	$ 13,986	$ -	$ 3,749	$ 95
Real estate
Consumer mortgage	3,990	4,545	-	3,579	76
Home equity	1,795	1,795	-	744	7
Agricultural	322	380	-	142	6
Commercial and industrial-owner occupied	12,141	13,332	-	6,904	226
Construction, acquisition and development	5,969	6,052	-	3,553	25
Commercial real estate	5,017	6,879	-	7,944	202
All other	103	103	-	172	3
Total	$ 36,392	$ 47,072	$ -	$ 26,787	$ 640

With an allowance:
Commercial and industrial	$ 72	$ 383	$ 78	$ 3,635	$ 84
Real estate
Consumer mortgage	-	-	-	368	9
Home equity	-	-	-	668	15
Agricultural	550	550	159	47	-
Commercial and industrial-owner occupied	-	-	326	1,866	51
Construction, acquisition and development	1,614	1,614	677	300	-
Commercial real estate	12,764	13,185	1,110	3,582	44
All other	-	-	-	-	-
Total	$ 15,000	$ 15,732	$ 2,350	$ 10,466	$ 203

Total:
Commercial and industrial	$ 7,127	$ 14,369	$ 78	$ 7,384	$ 179
Real estate
Consumer mortgage	3,990	4,545	-	3,947	85
Home equity	1,795	1,795	-	1,412	22
Agricultural	872	930	159	189	6
Commercial and industrial-owner occupied	12,141	13,332	326	8,770	277
Construction, acquisition and development	7,583	7,666	677	3,853	25
Commercial real estate	17,781	20,064	1,110	11,526	246
All other	103	103	-	172	3
Total	$ 51,392	$ 62,804	$ 2,350	$ 37,253	$ 843

	December 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,235	$ 1,583	$ -	$ 1,271	$ 43
Real estate
Consumer mortgage	3,503	4,356	-	4,282	72
Home equity	209	209	-	215	6
Agricultural	-	-	-	370	2
Commercial and industrial-owner occupied	6,503	7,634	-	4,687	70
Construction, acquisition and development	2,387	3,654	-	5,796	66
Commercial real estate	7,975	9,275	-	7,935	128
All other	170	314	-	187	8
Total	$ 21,982	$ 27,025	$ -	$ 24,743	$ 395

With an allowance:
Commercial and industrial	$ 919	$ 919	$ 215	$ 328	$ 19
Real estate
Consumer mortgage	1,283	1,658	123	1,376	30
Home equity	410	410	70	-	-
Agricultural	-	-	-	43	-
Commercial and industrial-owner occupied	964	1,094	89	1,203	21
Construction, acquisition and development	-	-	-	542	-
Commercial real estate	2,543	2,543	1,022	5,706	87
All other	-	-	-	6	-
Total	$ 6,119	$ 6,624	$ 1,519	$ 9,204	$ 157

Total:
Commercial and industrial	$ 2,154	$ 2,502	$ 215	$ 1,599	$ 62
Real estate
Consumer mortgage	4,786	6,014	123	5,658	102
Home equity	619	619	70	215	6
Agricultural	-	-	-	413	2
Commercial and industrial-owner occupied	7,467	8,728	89	5,890	91
Construction, acquisition and development	2,387	3,654	-	6,338	66
Commercial real estate	10,518	11,818	1,022	13,641	215
All other	170	314	-	193	8
Total	$ 28,101	$ 33,649	$ 1,519	$ 33,947	$ 552

The following tables provide details regarding impaired loans and leases, net of unearned income, which include accruing TDRs, by segment and class at December 31, 2015 and 2014:

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 7,055	$ 13,986	$ -	$ 3,749	$ 95
Real estate
Consumer mortgage	3,990	4,545	-	3,579	76
Home equity	1,795	1,795	-	744	7
Agricultural	322	380	-	142	6
Commercial and industrial-owner occupied	12,141	13,332	-	6,904	226
Construction, acquisition and development	5,969	6,052	-	3,553	25
Commercial real estate	5,017	6,879	-	7,944	202
All other	103	103	-	172	3
Total	$ 36,392	$ 47,072	$ -	$ 26,787	$ 640

With an allowance:
Commercial and industrial	$ 968	$ 1,294	$ 181	$ 4,251	$ 114
Real estate
Consumer mortgage	1,787	1,896	226	2,056	75
Home equity	20	30	3	674	15
Agricultural	586	586	162	56	-
Commercial and industrial-owner occupied	5,900	6,245	518	6,816	235
Construction, acquisition and development	3,328	3,328	721	1,759	42
Commercial real estate	13,616	14,250	1,217	7,802	187
Credit cards	939	939	34	1,024	102
All other	405	604	30	213	7
Total	$ 27,549	$ 29,172	$ 3,092	$ 24,651	$ 777

Total:
Commercial and industrial	$ 8,023	$ 15,280	$ 181	$ 8,000	$ 209
Real estate
Consumer mortgage	5,777	6,441	226	5,635	151
Home equity	1,815	1,825	3	1,418	22
Agricultural	908	966	162	198	6
Commercial and industrial-owner occupied	18,041	19,577	518	13,720	461
Construction, acquisition and development	9,297	9,380	721	5,312	67
Commercial real estate	18,633	21,129	1,217	15,746	389
Credit cards	939	939	34	1,024	102
All other	508	707	30	385	10
Total	$ 63,941	$ 76,244	$ 3,092	$ 51,438	$ 1,417

	December 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,235	$ 1,583	$ -	$ 1,271	$ 43
Real estate
Consumer mortgage	3,503	4,356	-	4,282	72
Home equity	209	209	-	215	5
Agricultural	-	-	-	370	2
Commercial and industrial-owner occupied	6,503	7,634	-	4,687	71
Construction, acquisition and development	2,387	3,654	-	5,796	66
Commercial real estate	7,975	9,275	-	7,935	128
All other	170	314	-	187	8
Total	$ 21,982	$ 27,025	$ -	$ 24,743	$ 395

With an allowance:
Commercial and industrial	$ 1,275	$ 1,276	$ 239	$ 1,208	$ 63
Real estate
Consumer mortgage	4,832	5,549	875	4,278	140
Home equity	427	438	70	18	1
Agricultural	8	8	1	305	11
Commercial and industrial-owner occupied	5,520	5,856	404	6,571	243
Construction, acquisition and development	1,488	1,752	241	2,410	70
Commercial real estate	3,957	4,200	1,290	8,135	195
Credit cards	1,109	1,109	64	1,374	137
All other	154	195	46	143	5
Total	$ 18,770	$ 20,383	$ 3,230	$ 24,442	$ 865

Total:
Commercial and industrial	$ 2,510	$ 2,859	$ 239	$ 2,479	$ 106
Real estate
Consumer mortgage	8,335	9,905	875	8,560	212
Home equity	636	647	70	233	6
Agricultural	8	8	1	675	13
Commercial and industrial-owner occupied	12,023	13,490	404	11,258	314
Construction, acquisition and development	3,875	5,406	241	8,206	136
Commercial real estate	11,932	13,475	1,290	16,070	323
Credit cards	1,109	1,109	64	1,374	137
All other	324	509	46	330	13
Total	$ 40,752	$ 47,408	$ 3,230	$ 49,185	$ 1,260

NPLs consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured because of the borrower's weakened financial condition. The following table presents information concerning NPLs at December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Non-accrual loans and leases	$ 83,028	$ 58,052
Loans and leases 90 days or more past due, still accruing	2,013	2,763
Restructured loans and leases still accruing	9,876	10,920
Total	$ 94,917	$ 71,735

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.  At December 31, 2015, the Company’s geographic NPL distribution was concentrated primarily in its Mississippi and Arkansas markets.  The following table presents the Company’s nonaccrual loans and leases by segment and class at December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Commercial and industrial	$ 8,493	$ 3,934
Real estate
Consumer mortgages	21,637	23,668
Home equity	4,021	2,253
Agricultural	921	291
Commercial and industrial-owner occupied	16,512	11,190
Construction, acquisition and development	9,130	4,162
Commercial real estate	21,741	11,915
Credit cards	188	133
All other	385	506
Total	$ 83,028	$ 58,052

The total amount of interest earned on NPLs was $4.7 million, $3.9 million and $6.2 million in 2015, 2014 and 2013, respectively.  The gross interest income which would have been recorded under the original terms of those loans and leases amounted to $6.7 million, $5.3 million and $7.3 million in 2015, 2014 and 2013, respectively.

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

The following tables summarize the financial effect of TDRs for the years ended December 31, 2015 and 2014:

	December 31, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	11	$ 1,472	$ 1,452
Real estate
Consumer mortgages	21	1,230	1,144
Home equity	1	20	20
Agricultural	3	37	36
Commercial and industrial-owner occupied	13	6,357	6,329
Construction, acquisition and development	3	217	215
Commercial real estate	9	12,565	12,144
All other	7	94	88
Total	68	$ 21,992	$ 21,428

:

	December 31, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	5	$ 613	$ 613
Real estate
Consumer mortgages	33	4,823	4,263
Home equity	2	31	30
Agricultural	1	10	10
Commercial and industrial-owner occupied	8	2,103	1,810
Construction, acquisition and development	3	924	924
Commercial real estate	7	1,426	1,519
All other	14	290	286
Total	73	$ 10,220	$ 9,455

The following tables summarize TDRs modified within 2015 and 2014 for which there was a payment default during the indicated year (i.e., 30 days or more past due at any given time during 2015 or 2014):

	Year Ended December 31, 2015
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	1	$ 84
Real estate
Consumer mortgages	4	226
Agricultural	1	20
Commercial and industrial-owner occupied	1	517
Commercial real estate	2	197
Total	9	$ 1,044

	Year Ended December 31, 2014
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Real estate
Consumer mortgages	8	$ 540
Commercial and industrial-owner occupied	2	784
Construction, acquisition and development	2	279
Commercial real estate	5	901
All other	6	65
Total	23	$ 2,569

During 2015, 2014 and 2013, the most common concessions involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

(6)  ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the changes in the allowance for credit losses for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(In thousands)
Balance at beginning of year	$ 142,443	$ 153,236	$ 164,466
Provision charged to expense	(13,000)	-	7,500
Recoveries	23,734	14,234	23,462
Loans and leases charged off	(26,719)	(25,027)	(42,192)
Balance at end of year	$ 126,458	$ 142,443	$ 153,236

The following tables summarize the changes in the allowance for credit losses by segment and class for the years ended December 31, 2015 and 2014:

	2015
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 21,419	$ (10,022)	$ 2,035	$ 4,151	$ 17,583
Real estate
Consumer mortgage	40,015	(3,995)	2,693	(5,515)	33,198
Home equity	9,542	(1,204)	639	(2,028)	6,949
Agricultural	3,420	(33)	384	(1,247)	2,524
Commercial and industrial-owner occupied	16,325	(1,800)	2,834	(2,752)	14,607
Construction, acquisition and development	9,885	(1,039)	11,727	(4,648)	15,925
Commercial real estate	23,562	(3,723)	1,656	4,013	25,508
Credit cards	6,514	(2,632)	658	(493)	4,047
All other	11,761	(2,271)	1,108	(4,481)	6,117
Total	$ 142,443	$ (26,719)	$ 23,734	$ (13,000)	$ 126,458

	2014
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 18,376	$ (2,546)	$ 2,298	$ 3,291	$ 21,419
Real estate
Consumer mortgage	39,525	(6,037)	3,267	3,260	40,015
Home equity	5,663	(1,359)	625	4,613	9,542
Agricultural	2,800	(765)	96	1,289	3,420
Commercial and industrial-owner occupied	17,059	(3,591)	1,112	1,745	16,325
Construction, acquisition and development	11,828	(3,731)	3,734	(1,946)	9,885
Commercial real estate	43,853	(1,795)	1,458	(19,954)	23,562
Credit cards	3,782	(2,359)	542	4,549	6,514
All other	10,350	(2,844)	1,102	3,153	11,761
Total	$ 153,236	$ (25,027)	$ 14,234	$ -	$ 142,443

The following tables provide the allowance for credit losses by segment and class based on impairment status at December 31, 2015 and 2014:

	December 31, 2015
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$ 7,127	$ 78	$ 17,505	$ 17,583
Real estate
Consumer mortgage	3,990	-	33,198	33,198
Home equity	1,795	-	6,949	6,949
Agricultural	872	159	2,365	2,524
Commercial and industrial-owner occupied	12,141	326	14,281	14,607
Construction, acquisition and development	7,583	677	15,248	15,925
Commercial real estate	17,781	1,110	24,398	25,508
Credit cards	-	-	4,047	4,047
All other	103	-	6,117	6,117
Total	$ 51,392	$ 2,350	$ 124,108	$ 126,458

	December 31, 2014
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$ 2,154	$ 215	$ 21,204	$ 21,419
Real estate
Consumer mortgage	4,786	123	39,892	40,015
Home equity	619	70	9,472	9,542
Agricultural	-	-	3,420	3,420
Commercial and industrial-owner occupied	7,467	89	16,236	16,325
Construction, acquisition and development	2,387	-	9,885	9,885
Commercial real estate	10,518	1,022	22,540	23,562
Credit cards	-	-	6,514	6,514
All other	170	-	11,761	11,761
Total	$ 28,101	$ 1,519	$ 140,924	$ 142,443

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.

(7)  OTHER REAL ESTATE OWNED

The following table presents the activity in OREO for the years ended December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Balance at beginning of year	$ 33,984	$ 69,338
Additions to foreclosed properties
New foreclosed properties	7,422	14,732
Reductions in foreclosed properties
Sales	(20,649)	(42,013)
Writedowns	(5,998)	(8,073)
Balance at end of year	$ 14,759	$ 33,984

Substantially all of these amounts related to construction, acquisition and development projects that were either completed or were in various stages of construction during the year presented.  The following table presents the OREO by geographical location and collateral type at December 31, 2015:

	Alabama and
	Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$84	$-	$-	$-	$-	$-	$-	$-	$84
Real estate			-
Consumer mortgages	167	191	-	1,786	173	156	4	-	2,477
Home equity	-	-	-	101	-	-	-	-	101
Agricultural	-	-	-	25	-	-	-	-	25
Commercial and industrial-owner occupied	61	-	-	568	-	385	60	-	1,074
Construction, acquisition and development	2,305	168	130	6,033	-	1,576	-	-	10,212
Commercial real estate	170	108	-	210	127	-	63	-	678
All other	-	-	-	90	-	-	18	-	108
Total	$2,787	$467	$130	$8,813	$300	$2,117	$145	$-	$14,759

The Company incurred total foreclosed property expenses of $7.4 million, $17.1 million and $11.7 million in 2015, 2014 and 2013, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $5.7 million, $14.5 million and $7.4 million in 2015, 2014 and 2013, respectively.

(8)  PREMISES AND EQUIPMENT

A summary by asset classification at December 31, 2015 and 2014 follows:

	Estimated
	Useful Life
	(Years)	2015	2014
		(In thousands)
Land	N/A	$ 78,908	$ 78,021
Buildings and improvements	10-40	335,304	331,277
Leasehold improvements	10-39	10,795	9,653
Equipment, furniture and fixtures	3-12	279,854	275,607
Construction in progress	N/A	21,123	7,975
Subtotal		725,984	702,533
Accumulated depreciation and amortization		417,859	397,590
Premises and equipment, net		$ 308,125	$ 304,943

(9) GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present the changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2015 and 2014:

2015
	Community	Insurance
	Banking	Agencies	Total
(In thousands)
Balance as of January 1, 2015	$ 217,618	$ 73,880	$ 291,498
Goodwill recorded during the year	-	-	-
Balance as of December 31, 2015	$ 217,618	$ 73,880	$ 291,498

2014
	Community	Insurance
	Banking	Agencies	Total
(In thousands)
Balance as of January 1, 2014	$ 217,618	$ 69,182	$ 286,800
Goodwill recorded during the year	-	4,698	4,698
Balance as of December 31, 2014	$ 217,618	$ 73,880	$ 291,498

The goodwill recorded in the Company’s Insurance Agencies reporting segment during 2014 was related to an insurance agency acquired during the second quarter of 2014.  No additional goodwill was recorded during 2015.

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company performed a qualitative assessment of whether it was more likely than not that a reporting unit’s fair value was less than its carrying value during the fourth quarter of 2015.  Based on this assessment, it was determined that each of the Company’s reporting segment’s fair value exceeded their carrying value.  Therefore, the two-step quantitative goodwill impairment test was not deemed necessary and no goodwill impairment was recorded during 2015. The Company’s annual goodwill impairment evaluation for 2014 also indicated no impairment of goodwill for its reporting segments.  The Company will continue to test reporting segment goodwill for potential impairment on an annual basis in the Company’s fourth quarter, or sooner if a goodwill impairment indicator is identified.

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

The following tables present information regarding the components of the Company’s other identifiable intangible assets as of December 31, 2015 and 2014 and for the three-year period ended December 31, 2015:

	December 31, 2015		December 31, 2014
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$ 27,801	$ 23,269	$ 27,801	$ 22,782
Customer relationship intangibles	49,639	34,922	49,639	31,821
Non-solicitation intangibles	1,650	1,042	1,650	667
Total	$ 79,090	$ 59,233	$ 79,090	$ 55,270

Unamortized intangible assets:
Trade names	$ 688	$ -	$ 688	$ -

	Year Ended
	December 31,
	2015	2014	2013
Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$ 487	$ 526	$ 582
Customer relationship intangibles	3,101	3,492	2,231
Non-solicitation intangibles	375	425	166
Total	$ 3,963	$ 4,443	$ 2,979

The following table presents information regarding estimated amortization expense of the Company’s amortizable identifiable intangible assets for the year ending December 31, 2016, and the succeeding four years:

	Core	Customer	Non-
	Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
Estimated amortization expense:	(In thousands)

For the year ending December 31, 2016	$ 451	$ 2,673	$ 225	$ 3,349
For the year ending December 31, 2017	419	2,380	200	2,999
For the year ending December 31, 2018	390	2,009	183	2,582
For the year ending December 31, 2019	363	1,689	-	2,052
For the year ending December 31, 2020	340	1,314	-	1,654

(10) TIME DEPOSITS AND SHORT-TERM DEBT

Certificates of deposit and other time deposits of $100,000 or more amounting to $910.2 million and $948.1 million were outstanding at December 31, 2015 and 2014, respectively.  Total interest expense relating to certificates of deposit and other time deposits of $100,000 or more totaled $8.7 million, $11.4 million and $16.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

For time deposits with a remaining maturity of more than one year at December 31, 2015, the aggregate amount of time deposits maturing in each of the following five years is presented in the following table:

Maturing in	Amount
(In thousands)
2017	$ 263,873
2018	151,366
2019	156,553
2020	198,309
2021	2,082
Thereafter	-
Total	$ 772,183

The following tables present information relating to short-term debt for the years ended December 31, 2015, 2014 and 2013:

	2015
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$ -	-%	$ 10,066	0.17%	$ 25,000
Securities sold under agreement to repurchase	405,937	0.12	416,172	0.09	558,107
Short-term FHLB advances	62,000	0.31	45,122	0.37	224,500
Total	$ 467,937		$ 471,360		$ 807,607

	2014
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$ -	-%	$ 4,247	0.18%	$ 10,000
Securities sold under agreement to repurchase	388,166	0.08	436,875	0.07	569,163
Short-term FHLB advances	3,500	-	3,108	2.60	3,500
Total	$ 391,666		$ 444,230		$ 582,663

	2013
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$ -	-%	$ 1,238	0.33%	$ -
Securities sold under agreement to repurchase	421,028	0.07	416,881	0.07	473,753
Total	$ 421,028		$ 418,119		$ 473,753

Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale.  Federal Reserve discount window borrowings generally mature within 90 days following the date of purchase and short-term FHLB borrowings generally mature within 30 days following the date of purchase.  At December 31, 2015, the Bank had established non-binding federal funds borrowing lines of credit with other banks aggregating $825.0 million.

(11) LONG-TERM DEBT

The Bank has entered into a blanket floating lien security agreement with the FHLB of Dallas.  Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (i.e., unpaid principal balance) of the Bank’s eligible mortgage loans pledged as collateral or 35% of the Bank’s assets.  At December 31, 2015, there were no call features on long-term FHLB borrowings.

At December 31, 2015, long term debt was repayable as follows:

Final due date	Interest rate	Amount
(In thousands)
2018	variable	$ 39,775
2019	4.08%	30,000
Total		$ 69,775

On August 8, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as a lender and administrative agent, and First Tennessee Bank, National Association, as a lender. The Credit Agreement includes an unsecured revolving loan of up to $25.0 million that terminated and the outstanding balance of which was payable in full on August 8, 2015, which the bank did not renew, and an unsecured multi-draw term loan of up to $60.0 million, which commitment terminated on February 28, 2014 and the outstanding balance of which is payable in full on August 8, 2018.  The proceeds from the term loan were used to repurchase trust preferred securities, and the proceeds from the revolving loan may have been used for working capital, capital expenditures and other lawful corporate purposes.  Borrowings under the Credit Agreement bear interest at a Eurocurrency or base rate plus, in each case, an applicable interest rate margin.  The interest rate on U.S. Bank borrowings was 2.12% at December 31, 2015.

The Company had long-term borrowings from U.S. Bank totaling $39.8 million and long-term borrowings from the FHLB totaling $30.0 million at December 31, 2015.  The Company had long-term borrowings from U.S. Bank totaling $48.1 million and long-term borrowings from the FHLB totaling $30.0 million at December 31, 2014.

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

(13) INCOME TAXES

Total income taxes for the years ended December 31, 2015, 2014 and 2013 were allocated as follows:

	2015	2014	2013
	(In thousands)
Income tax expense	$ 59,248	$ 50,652	$ 37,551
Shareholders' equity for other comprehensive income (loss)	1,145	(8,481)	(13,249)
Shareholders' equity for stock option plans	(1,079)	(1,856)	(139)
Total	$ 59,314	$ 40,315	$ 24,163

The components of income tax expense attributable to operations were as follows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Current:	(In thousands)
Federal	$ 62,369	$ 51,014	$ 32,729
State	8,235	7,201	1,570
Deferred:
Federal	(10,391)	(6,870)	1,774
State	(965)	(693)	1,478
Total	$ 59,248	$ 50,652	$ 37,551

During 2015 and 2014, the Company recognized certain tax benefits related to stock options in the amount of $1.1 million and $1.9 million, respectively.  Such benefits were recorded as a reduction of income taxes payable and an increase in capital surplus.

During 2015 and 2014, the Company reversed the deferred tax asset associated with stock options expiring during the current period in the amount of $1.6 million and approximately $785,000, respectively.  The reversal was recorded as a reduction of deferred tax assets and a reduction in capital surplus.

Income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes resulting from the following:

	2015	2014	2013
	(In thousands)
Tax expense at statutory rates	$ 65,359	$ 58,591	$ 46,083
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	4,709	4,230	1,926
Tax-exempt interest revenue	(6,881)	(7,371)	(7,423)
Tax-exempt earnings on life insurance	(2,589)	(3,076)	(2,889)
Deductible dividends paid on 401(k) plan	(617)	(458)	(187)
Tax credits	(1,871)	(1,771)	(578)
Meals and entertainment	481	486	489
Other, net	657	21	130
Total	$ 59,248	$ 50,652	$ 37,551

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 were as follows:

	2015	2014
Deferred tax assets:	(In thousands)
Loans, principally due to allowance for credit losses	$ 47,825	$ 53,922
Other real estate owned	3,069	4,605
Mark to market - securities	4,160	4,164
Accrued liabilities, principally due to
compensation arrangements and vacation accruals	24,153	17,877
Other	106	129
Unrecognized pension expense	34,654	39,428
Total gross deferred tax assets	113,967	120,125
Less: valuation allowance	-	-
Deferred tax assets	$ 113,967	$ 120,125
Deferred tax liabilities:
Lease transactions	$ 18,868	$ 25,033
Employment benefits	736	7,435
Premises and equipment, principally due
to differences in depreciation	19,294	21,845
Mortgage servicing rights	21,652	19,409
Intangible assets	11,310	11,024
Investments, principally due to interest income recognition	2,387	592
Deferred loan points	4,785	3,851
Other assets, principally due to expense recognition	9	959
Unrealized net gains on available-for-sale securities	8,764	12,393
Total gross deferred tax liabilities	87,805	102,541
Net deferred tax assets	$ 26,162	$ 17,584

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2015.

The following table presents the activity in unrecognized tax benefits for 2015, 2014 and 2013:

	2015	2014	2013
(In thousands)
Unrecognized tax benefit, January 1	$ -	$ -	$ 1,571
Gross increases - tax positions in prior period	-	-	-
Gross decreases - tax positions in prior period	-	-	(1,571)
Gross increases - tax positions in current period	-	-	-
Settlements	-	-	-
Lapse of statute of limitations	-	-	-
Unrecognized tax benefit, December 31	$ -	$ -	$ -

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as a component of other noninterest expense.  The Company accrued no interest for 2015, 2014, 2013 and had no accrued interest liability recognized at December 31, 2015 and 2014.

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

The Company is subject to taxation in the United States and various states and local jurisdictions.  The Company files a consolidated United States federal return.  Based on the laws of the applicable state where the Company conducts business operations, the Company and its applicable subsidiaries either file a consolidated, combined or separate return.  The tax years that remain open for examination for the Company’s major jurisdictions of the United States - Mississippi, Arkansas, Tennessee, Alabama, Louisiana and Missouri - are 2012, 2013 and 2014.

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

The Company measured benefit obligations using the most recent RP-2014 mortality tables and MP-2015 mortality improvement scale in selecting mortality assumptions as of December 31, 2015.

The Company uses a December 31 measurement date for its pension and other benefit plans.

A summary of the three defined benefit retirement plans at and for the years ended December 31, 2015, 2014 and 2013 follows:

	Pension Benefits
	2015	2014	2013
Change in benefit obligations:	(In thousands)
Projected benefit obligations at beginning of year	$ 263,497	$ 201,696	$ 213,804
Service cost	10,460	8,936	10,735
Interest cost	10,351	9,358	8,212
Amendments	-	-	10,850
Actuarial (gain) loss	(14,308)	53,131	(18,794)
Benefits paid	(10,078)	(9,029)	(22,116)
Administrative expenses paid	(411)	(595)	(995)
Projected benefit obligations at end of year	$ 259,511	$ 263,497	$ 201,696
Change in plans' assets:
Fair value of plans' assets at beginning of year	$ 201,352	$ 196,447	$ 203,704
Actual return on assets	1,761	12,525	13,960
Employer contributions	2,395	2,004	1,894
Benefits paid	(10,078)	(9,029)	(22,116)
Administrative expenses paid	(411)	(595)	(995)
Fair value of plans' assets at end of year	$ 195,019	$ 201,352	$ 196,447
Funded status:
Projected benefit obligations	$ (259,511)	$ (263,497)	$ (201,696)
Fair value of plans' assets	195,019	201,352	196,447
Net amount recognized	$ (64,492)	$ (62,145)	$ (5,249)

Amounts recognized in the consolidated balance sheets consisted of:

	Pension Benefits
	2015	2014	2013
	(In thousands)
Prepaid benefit cost	$ 50,724	$ 64,838	$ 72,886
Accrued benefit liability	(24,617)	(23,902)	(23,241)
Accumulated other comprehensive
loss adjustment	(90,599)	(103,081)	(54,894)
Net amount recognized	$ (64,492)	$ (62,145)	$ (5,249)

Pre-tax amounts recognized in accumulated other comprehensive loss consisted of:

	December 31,
	2015	2014
	(In thousands)

Net transition obligation	$ -	$ -
Net prior service benefit	(3,880)	(4,598)
Net actuarial loss	94,479	107,679
Total accumulated other comprehensive loss	$ 90,599	$ 103,081

The net prior service credit and net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are approximately ($718,000) and $6.8 million, respectively.  No further transition obligation remains to be amortized.

The components of net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Pension Benefits
	2015	2014	2013
Components of net periodic benefit cost:	(In thousands)
Service cost	$ 10,460	$ 8,936	$ 10,735
Interest cost	10,351	9,358	8,212
Expected return on assets	(10,775)	(10,534)	(10,974)
Amortization of unrecognized transition amount	-	18	18
Recognized prior service benefit	(718)	(768)	(768)
Recognized net loss	7,905	3,702	6,099
Special termination benefit	-	-	10,850
Net periodic benefit cost	$ 17,223	$ 10,712	$ 24,172

The weighted-average assumptions used to determine benefit obligations at December 31, 2015 and 2014 were as follows:

	Basic Plan		Restoration Plan		Supplemental Plan
	2015	2014	2015	2014	2015	2014
Discount rate	4.44%	4.10%	4.20%	3.90%	3.40%	3.10%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Basic Plan
	2015	2014	2013
Discount rate	4.10%	4.90%	4.05%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	5.50%	5.50%	5.50%

	Restoration Plan
	2015	2014	2013
Discount rate	3.90%	4.50%	3.65%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	N/A	N/A	N/A

	Supplemental Plan
	2015	2014	2013
Discount rate	3.10%	3.65%	2.85%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	N/A	N/A	N/A

The following table presents information related to the defined benefit plans that had accumulated benefit obligations in excess of plan assets at December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Projected benefit obligation	$ 259,511	$ 263,497
Accumulated benefit obligation	252,949	252,227
Fair value of assets	195,019	201,352

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

In 2016, we will change the method utilized to estimate the service cost and interest cost components of net periodic benefit costs for our defined benefit pension plans. Historically, we estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We will elect to use a spot rate approach for our plans in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as we believe this provides a better estimate of service and interest costs. We consider this a change in estimate and, accordingly, will account for it prospectively starting in 2016. This change does not affect the measurement of our total benefit obligation.

The Company’s pension plan weighted-average asset allocations at December 31, 2015 and 2014 and the Company’s target allocations for 2016, by asset category, were as follows:

	Plan assets at December 31		Target for
Asset category:	2015	2014	2016

Equity securities	33%	32%	33%
Debt securities	66%	65%	67%
Cash and equivalents	1%	3%	0%
Total	100%	100%

Equity securities held in the Basic Plan included shares of the Company’s common stock with a fair value of $2.0 million (1.01% of total plan assets) and $1.9 million (0.92% of total plan assets) at December 31, 2015 and 2014, respectively.  An analysis by management is performed annually to determine whether the Company will make a contribution to the Basic Plan.

The following table presents information regarding expected future benefit payments, which reflect expected service, as appropriate:

Pension
Benefits
Expected future benefit payments:	(In thousands)
2016	$ 12,614
2017	13,264
2018	14,493
2019	15,800
2020	15,881
2021-2025	85,769

The following table presents the fair value of each major category of plan assets held in the Basic Plan at December 31, 2015 and 2014:

	Pension Benefits
	2015	2014
Investments, at fair value:	(In thousands)
Cash	$ -	$ -
U.S. agency debt obligations	65,406	69,413
Mutual funds	118,313	123,239
Common stock of BancorpSouth, Inc.	1,974	1,852
Money market funds	1,761	4,225
Brokered certificates of deposit	6,957	2,009
Total investments, at fair value	194,411	200,738
Accrued interest and dividends	608	614
Fair value of plan assets	$ 195,019	$ 201,352

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

The following tables set forth by level, within the FASB ASC 820, Fair Value Measurements and Disclosure (“FASB ASC 820”), fair value hierarchy, the plan investments at fair value as of December 31, 2015 and 2014:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. agency debt obligations	$ -	$ 65,406	$ -	$ 65,406
Mutual funds	118,313	-	-	118,313
Common stock of BancorpSouth, Inc.	1,974	-	-	1,974
Money market funds	-	1,761	-	1,761
Brokered certificates of deposit	-	6,957	-	6,957
Total	$ 120,287	$ 74,124	$ -	$ 194,411

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. agency debt obligations	$ -	$ 69,413	$ -	$ 69,413
Mutual funds	123,239	-	-	123,239
Common stock of BancorpSouth, Inc.	1,852	-	-	1,852
Money market funds	-	4,225	-	4,225
Brokered certificates of deposit	-	2,009	-	2,009
Total	$ 125,091	$ 75,647	$ -	$ 200,738

There were no transfers between Levels of the fair value hierarchy in 2015 or 2014.

The following investments represented 5% or more of the total plan asset value as of December 31, 2015:

2015
(In thousands)
Fidelity Advisor New Insights Institutional Fund	$ 10,610
Fidelity Low Price Stock Fund	14,737
Franklin Mutual Discovery Z Fund	10,215
Pioneer Multi-Asset Floating Rate Fund	25,266

The Company has a defined contribution plan (commonly referred to as a “401(k) Plan”).  Pursuant to the 401(k) Plan, employees may contribute a portion of their compensation, as set forth in the 401(k) Plan, subject to the limitations as established by the Code.  Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company.  Employer contributions were $10.2 million, $9.5 million and $9.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Derivative instruments.  The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  Fair value of these derivative instruments is measured on a recurring basis using recent observable market prices.  The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates ranging from 1.8% to 4.0%.  The Company also considers the associated counterparty credit risk when determining the fair value of these instruments.  The Company’s interest rate swaps, commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,244,640	$ -	$ 1,244,640
Government agency issued residential
mortgage-back securities	-	140,540	-	140,540
Government agency issued commercial
mortgage-back securities	-	260,693	-	260,693
Obligations of states and political
subdivisions	-	417,499	-	417,499
Other	776	18,181	-	18,957
Mortgage servicing rights	-	-	57,268	57,268
Derivative instruments	-	-	19,508	19,508
Loans held for sale	-	157,907	-	157,907
Total	$ 776	$ 2,239,460	$ 76,776	$ 2,317,012
Liabilities:
Derivative instruments	$ -	$ -	$ 16,251	$ 16,251

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,215,054	$ -	$ 1,215,054
Government agency issued residential
mortgage-back securities	-	209,230	-	209,230
Government agency issued commercial
mortgage-back securities	-	240,568	-	240,568
Obligations of states and political
subdivisions	-	483,864	-	483,864
Other	1,302	6,909	-	8,211
Mortgage servicing rights	-	-	51,296	51,296
Derivative instruments	-	-	23,830	23,830
Loans held for sale	-	141,015	-	141,015
Total	$ 1,302	$ 2,296,640	$ 75,126	$ 2,373,068
Liabilities:
Derivative instruments	$ -	$ -	$ 23,207	$ 23,207

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
(In thousands)
Balance at December 31, 2014	$ 51,296	$ 623	$ -
Total net gains for the year included in:
Net (loss) gain	(8,167)	2,634	-
Other comprehensive income	-	-	-
Additions	14,139	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at December 31, 2015	$ 57,268	$ 3,257	$ -
Net unrealized gains (losses) included in net income for the
year relating to assets and liabilities held at December 31, 2015	$ (1,161)	$ 2,634	$ -

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
(In thousands)
Balance at December 31, 2013	$ 54,662	$ 878	$ -
Total net gains for the year included in:
Net loss	(12,244)	(255)	-
Other comprehensive income	-	-	-
Additions	8,878	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at December 31, 2014	$ 51,296	$ 623	$ -
Net unrealized losses included in net income for the
year relating to assets and liabilities held at December 31, 2014	$ (6,444)	$ (255)	$ -

The Company had no purchases or settlements during 2015 and 2014.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014:

	December 31, 2015
					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
Assets:	(In thousands)
Impaired loans	-	-	51,392	51,392	(2,350)
Other real estate owned	-	-	14,759	14,759	(7,745)

	December 31, 2014
					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
Assets:	(In thousands)
Impaired loans	-	-	28,101	28,101	(1,519)
Other real estate owned	-	-	33,984	33,984	(11,974)

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

Debt.  The carrying amounts for federal funds purchased and repurchase agreements approximate fair value because of their short-term maturity.  The fair value of the Company’s fixed-term FHLB advances is based on the discounted value of contractual cash flows.  The discount rate is estimated using the prevailing rates available for advances of similar maturities.  The fair value of the Company’s long-term borrowings with U.S. Bank is based on the LIBOR rates plus an interest rate spread.  The fair value of the Company’s junior subordinated debt is based on market prices or dealer quotes.  The Company’s federal funds purchased, repurchase agreements and junior subordinated debt are classified as Level 1.  FHLB advances and U.S. Bank advances are classified as Level 2.

Lending Commitments.  The Company’s lending commitments are negotiated at prevailing market rates and are relatively short-term in nature.  As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time.  Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements.  The Company’s lending commitments are classified as Level 2.  The Company’s off-balance sheet commitments, including letters of credit, which totaled $93.5 million at December 31, 2015, are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.  See Note 24, Commitments and Contingent Liabilities, for additional information regarding lending commitments.

The following table presents carrying and fair value information of financial instruments at December 31, 2015 and 2014:

	2015		2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:	(In thousands)
Cash and due from banks	$ 154,192	$ 154,192	$ 204,231	$ 204,231
Interest bearing deposits with other banks	43,777	43,777	153,019	153,019
Available for sale securities	2,082,329	2,082,329	2,156,927	2,156,927
Net loans and leases	10,246,320	10,331,043	9,570,493	10,066,945
Loans held for sale	157,907	157,907	141,015	141,015

Liabilities:
Noninterest bearing deposits	3,031,528	3,031,528	2,778,686	2,778,686
Savings and interest bearing deposits	6,446,142	6,446,142	6,200,017	6,200,017
Other time deposits	1,853,491	1,867,034	1,993,636	2,005,023
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	467,946	467,263	391,666	391,743
Long-term debt and other borrowings	92,973	98,502	101,372	106,218

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	109	109	(1,163)	(1,163)
Commitments to fund fixed rate
mortgage loans	3,390	3,390	2,137	2,137
Interest rate swap position to receive	15,614	15,614	21,653	21,653
Interest rate swap position to pay	(15,856)	(15,856)	(22,004)	(22,004)

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

FASB ASC 718 requires that compensation expense be measured using estimates of fair value of all stock-based awards.  Compensation expense arising from stock options that has been charged against income for the Plans was approximately $22,000, approximately $843,000 and $1.3 million for 2015, 2014 and 2013, respectively.  As of December 31, 2015, there was no unrecognized compensation cost related to nonvested stock options.  No stock options were granted during 2015, 2014 or 2013.

The following tables present the stock option activity under the Plans as of December 31, 2015, 2014 and 2013 and changes during the years then ended:

	2015
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	(In thousands)
Options
Outstanding at January 1, 2015	1,056,977	$ 20.67
Exercised	(520,538)	20.06
Cancelled or forfeited	(237,286)	23.22
Expired	(33,755)	21.93
Outstanding at December 31, 2015	265,398	$ 19.43	1.4	$ 1,268

Exercisable at December 31, 2015	265,398	$ 19.43	1.4	$ 1,268

	2014
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	(In thousands)
Options
Outstanding at January 1, 2014	1,884,318	$ 19.69
Exercised	(662,721)	17.32
Cancelled or forfeited	(19,500)	20.26
Expired	(145,120)	23.26
Outstanding at December 31, 2014	1,056,977	$ 20.67	1.8	$ 2,672

Exercisable at December 31, 2014	977,491	$ 21.38	1.7	$ 1,831

	2013
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	(In thousands)
Options
Outstanding at January 1, 2013	2,764,854	$ 20.58
Exercised	(64,000)	15.97
Cancelled or forfeited	(509,236)	22.67
Expired	(307,300)	23.60

Outstanding at December 31, 2013	1,884,318	$ 19.69	2.7	$ 10,806

Exercisable at December 31, 2013	1,715,431	$ 20.45	2.5	$ 8,528

The following table presents the status of the Company’s nonvested options as of December 31, 2015 and changes during the year then ended:

		Weighted-	Weighted-
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Nonvested Options
Outstanding at January 1, 2015	79,486	$ 11.93	$ 4.16
Granted	-	-	-
Vested	(79,486)	11.93	4.16
Forfeited or cancelled	-	-	-
Outstanding at December 31, 2015	-	$ -	$ -

The intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $2.5 million, $4.6 million and approximately $289,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2015:

	Options Outstanding			Options exercisable
Range of	Number	Weighted-Avg	Weighted-Avg	Number	Weighted-Avg
Exercise Prices	Outstanding	Remaining Life (years)	Exercise Price	Exercisable	Exercise Price

$10.07 to $13.25	96,304	2.5	$ 12.56	96,304	$ 12.56
$17.10 to $22.97	104,294	0.8	22.39	104,294	22.39
$24.27 to $25.31	64,800	0.8	24.89	64,800	24.89
$10.07 to $25.31	265,398	1.4	$ 19.43	265,398	$ 19.43

The Company’s Long-Term Equity Incentive plan allows for the issuance of performance shares.  Performance shares entitle the recipient to receive shares of the Company’s common stock upon the achievement of performance goals that are specified in the award over a specified performance period.  The recipient of performance shares is not treated as a shareholder of the Company and is not entitled to vote or receive dividends until the performance conditions stated in the award are satisfied and the shares of stock are actually issued to the recipient.  In March 2011, the Company granted 125,410 performance shares to employees for the two-year performance period from January 1, 2011 through December

31, 2012.  In January 2012, the Company granted 103,055 performance shares to employees for the two-year performance period from January 1, 2012 through December 31, 2013.  In January 2013, the Company granted 83,620 performance shares to employees for the two-year performance period from January 1, 2013 through December 31, 2014.  In January 2014, the Company granted 57,550 performance shares to employees for the two-year performance period from January 1, 2014 through December 31, 2015.  In January 2015, the Company granted 84,494 performance shares to employees for the two-year performance period from January 1, 2015 through December 31, 2016.  All of these performance shares vest over a three-year period and are valued at the fair value of the Company’s stock at the grant date based upon the estimated number of shares expected to vest.  Compensation expense of approximately $193,000 was recognized in 2013 related to the 2011 grant of performance shares.  Compensation expense of approximately $153,000 and $650,000 was recognized in 2014 and 2013 respectively, related to the 2012 grant of performance shares.  Compensation expense of approximately $458,000 $477,000 and $801,000 was recognized in 2015, 2014 and 2013, respectively, related to the 2013 grant of performance shares.  Compensation expense of approximately $842,000 and $500,000 was recognized in 2015 and 2014, respectively related to the 2014 grant of performance shares. Compensation expense of $1.3 million was recognized in 2015 related to the 2015 grant of performance shares.

In May 2012, the Company awarded 7,500 restricted stock units covering 7,500 shares of Company common stock to its directors with the shares of stock covered by this award issued to the directors in May 2013.  In May 2013, the Company awarded 7,500 restricted stock units covering 7,500 shares of Company common stock to its directors with the shares of stock covered by this award issued to the directors in May 2014.  In May 2014 the Company awarded 19,500 restricted stock units covering 19,500 shares of Company common stock to its directors with the shares of stock covered by the award to be issued to the directors in May 2015. In May 2015, the Company awarded 24,750 restricted stock units covering 24,750 shares of Company common stock to its directors with the shares of stock covered by the award to be issued to the directors in May 2016. Compensation expense of approximately $510,000,  $330,000, and $140,000 was recognized in 2015, 2014, and 2013, respectively, related to the restricted stock units issued to the Company’s directors.

In June 2012, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 60,000 restricted stock units covering 60,000 shares of Company common stock to senior executives with the shares of stock covered by this award to be issued to the senior executives equally beginning in June 2013 over a five-year period.  Compensation expense of approximately $107,000,  $180,000 and $311,000 was recognized in 2015, 2014 and 2013 related to the restricted stock units issued to the Company’s senior executives.

In November 2012, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 24,083 shares of restricted stock to a senior executive with the shares of stock covered by this award to be issued to the senior executive in November 2017.  Compensation expense of approximately $63,000, $63,000 and $68,000 was recorded in 2015, 2014 and 2013, respectively, related to the restricted stock issued to the Company’s senior executive.  Also in November 2012, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 88,232 shares of restricted stock to a senior executive, with the shares of stock covered by this award to be issued to the senior executive in January 2015.  Compensation expense of approximately $554,000 and $600,000 was recorded in 2014 and 2013, respectively, related to the restricted stock issued to the Company’s senior executive.

In March 2013, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 582,500 shares of restricted stock to employees, with the shares of stock covered by this award to be issued to employees in May 2018.  Compensation expense of $1.5 million, $1.7 million and $1.4 million was recorded in 2015, 2014 and 2013, respectively, related to the restricted stock issued to the Company’s employees.  Also in March 2013, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 21,341 shares of restricted stock to a senior executive with the shares of stock covered by this award to be issued to the senior executive equally beginning in March 2014 over a three-year period.  Compensation expense of approximately $97,000, and $160,000 was recorded in 2014 and 2013, respectively, related to the restricted stock issued to the Company’s senior executive.

In 2014, at various dates, pursuant to the Long-term Equity Incentive Plan, the Company awarded a total of 338,350 shares of restricted stock to employees with 64,500 shares vesting in February 2015, 51,500 shares vesting in February 2018, 196,100 shares vesting in May 2019 and 26,250 shares vesting in May 2020.  Compensation expense of $ 1.3 million and $2.2 million was recorded in 2015 and 2014, respectively, related to these 2014 restricted stock awards issued to the Company’s employees.

In 2015, at various dates, pursuant to the Long-term Equity Incentive Plan, the Company awarded a total of 273,269 shares of restricted stock to employees with 8,700 shares vesting in May 2018, 7,500 shares vesting in May 2019, and 257,069 shares vesting in May 2020.  Compensation expense of $1.0 million was recorded in 2015 related to these 2015 restricted stock awards issued to the Company’s employees.

As of December 31, 2015, there was $13.0 million of unrecognized compensation cost related to unvested restricted stock compensation that is expected to be recognized over a weighted average period of 3.6 years.

The following table summarizes the Company’s restricted stock activity for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015		2014		2013
		Weighted Average		Weighted Average		Weighted Average
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
		Fair Value		Fair Value		Fair Value
Nonvested at beginning of year	1,005,892	$ 18.78	716,156	$ 15.86	112,315	$ 13.08

Granted	273,269	23.16	349,900	23.17	613,841	16.38

Forfeited	(46,631)	19.28	(53,050)	18.18	(10,000)	16.38

Vested	(159,846)	22.48	(7,114)	13.33	-	-

Nonvested at end of year	1,072,684	$ 19.63	1,005,892	$ 18.78	716,156	$ 15.86

The following table presents information regarding the vesting of the Company’s nonvested restricted stock at December 31, 2015:

Vesting in	Number of Shares
2016	7,113
2017	24,083
2018	574,700
2019	195,700
2020	271,088
Total Nonvested Shares	1,072,684

(17) EARNINGS PER SHARE AND DIVIDEND DATA

Basic earnings per share (“EPS”) are calculated using the two-class method.  The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic EPS.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase approximately 32,000, approximately 67,000 and 1.2 million shares of Company common stock with a weighted average exercise price of $25.31,  $24.89 and $23.81 per share for 2015, 2014 and 2013, respectively, were excluded from diluted shares.  There were no antidilutive other equity awards for 2015, 2014 and 2013.  The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2015, 2014 and 2013:

	2015
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:	(In thousands, except per share amounts)
Income available to common shareholders	$ 127,491	95,825	$ 1.33
Effect of dilutive stock options	-	299

Diluted EPS:
Income available to common shareholders
plus assumed exercise	$ 127,491	96,124	$ 1.33

	2014
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:	(In thousands, except per share amounts)
Income available to common shareholders	$ 116,750	95,973	$ 1.22
Effect of dilutive stock options	-	329

Diluted EPS:
Income available to common shareholders
plus assumed exercise	$ 116,750	96,302	$ 1.21

	2013
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:	(In thousands, except per share amounts)
Income available to common shareholders	$ 94,115	95,048	$ 0.99
Effect of dilutive stock options	-	284

Diluted EPS:
Income available to common shareholders
plus assumed exercise	$ 94,115	95,332	$ 0.99

Dividends to shareholders are paid from dividends paid to the Company by the Bank which are subject to approval by the applicable state regulatory authority.

(18) OTHER COMPREHENSIVE INCOME

The following tables present the components of other comprehensive income (loss) and the related tax effects allocated to each component for the years ended December 31, 2015, 2014 and 2013:

2015
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
(In thousands)
Net unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during
holding period	$ (9,340)	$ 3,577	$ (5,763)
Reclassification adjustment for net (gains) losses
realized in net income (1)	(136)	52	(84)
Recognized employee benefit plan net
periodic benefit cost (2)	12,482	(4,774)	7,708
Other comprehensive income	$ 3,006	$ (1,145)	$ 1,861

2014
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
(In thousands)
Net unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during
holding period	$ 26,016	$ (9,965)	$ 16,051
Reclassification adjustment for net (gains) losses
realized in net income (1)	(37)	14	(23)
Recognized employee benefit plan net
periodic benefit cost (2)	(48,187)	18,432	(29,755)
Other comprehensive loss	$ (22,208)	$ 8,481	$ (13,727)

2013
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
(In thousands)
Net unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during
holding period	$ (61,640)	$ 23,603	$ (38,037)
Reclassification adjustment for net (gains) losses
realized in net income (1)	(46)	18	(28)
Recognized employee benefit plan net
periodic benefit cost (2)	27,128	(10,376)	16,752
Other comprehensive loss	$ (34,558)	$ 13,245	$ (21,313)
(1)	Reclassification adjustments for net gains on available-for-sale securities are reported as security gains, net on the consolidated statement of income.
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

Amount
(In thousands)
Loans outstanding at December 31, 2014	$ 27,249
New loans	6,258
Repayments	(14,473)
Changes in directors and executive officers	(2,868)
Loans outstanding at December 31, 2015	$ 16,166

(20) MORTGAGE SERVICING RIGHTS

MSRs, which are recognized as a separate asset on the date the corresponding mortgage loan is sold, are recorded at fair value as determined at each accounting period end.  An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Data and assumptions used in the fair value calculation related to MSRs as of December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(Dollars in thousands)
Unpaid principal balance	$6,011,236	$5,686,756	$5,577,325
Weighted-average prepayment speed (CPR)	10.3	11.6	10.3
Discount rate (annual percentage)	9.8	9.8	10.3
Weighted-average coupon interest rate (percentage)	4.0	4.1	4.2
Weighted-average remaining maturity (months)	319.0	314.0	310.0
Weighted-average servicing fee (basis points)	26.6	26.5	26.6

Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream.  The use of different estimates or assumptions could also produce different fair values.  The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to fluctuations in the fair value of its MSRs in changing interest rate environments.

The Company has one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the years indicated:

	2015	2014
	(In thousands)
Fair value at beginning of year	$ 51,296	$ 54,662
Additions:
Origination of servicing assets	14,139	8,878
Changes in fair value:
Due to payoffs/paydowns	(6,999)	(5,793)
Due to change in valuation inputs or assumptions
used in the valuation model	(1,161)	(6,444)
Other changes in fair value	(7)	(7)
Fair value at end of year	$ 57,268	$ 51,296

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $16.1 million, $15.2 million and $14.6 million and late and other ancillary fees of $1.3 million, $1.2 million and $1.4 million in 2015, 2014, and 2013, respectively.

(21)  CAPITAL AND REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors.  Quantitative measures established by the Board of Governors of the Federal Reserve to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios).  All banking companies are required to have core capital (“Tier 1”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier 1 leverage ratio of 4% of adjusted average assets.  The regulations also define well capitalized levels of Common equity Tier 1 capital, Tier 1 capital, total capital and Tier 1 leverage as 6.5%, 8%, 10% and 5%, respectively.  The Company and the Bank had common equity Tier 1, Tier 1, total capital and Tier 1 leverage above the well capitalized levels at December 31, 2015 and 2014, respectively, as set forth in the following table:

	2015		2014
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common Equity Tier 1 capital (to risk-weighted assets)
BancorpSouth, Inc.	$ 1,402,041	12.07%	NA	NA
BancorpSouth Bank	1,369,419	11.80	NA	NA
Tier 1 capital (to risk-weighted assets)
BancorpSouth, Inc.	1,425,239	12.27	$ 1,351,807	13.27%
BancorpSouth Bank	1,369,419	11.80	1,298,449	12.76
Total capital (to risk-weighted assets)
BancorpSouth, Inc.	1,552,280	13.37	1,479,791	14.52
BancorpSouth Bank	1,496,460	12.90	1,426,433	14.02
Tier 1 leverage capital (to average assets)
BancorpSouth, Inc.	1,425,239	10.61	1,351,807	10.55
BancorpSouth Bank	1,369,419	10.23	1,298,449	10.17

On December 11, 2014, the Company announced a stock repurchase program whereby the Company may acquire up to an aggregate of 6% or 5,764,000 shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between December 11, 2014 through November 30, 2016.  The extent and timing of any repurchases will depend on market conditions and other corporate, legal and regulatory considerations.  Repurchased shares will be held as authorized but unissued shares.  These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors.  At December 31, 2015, 2,882,000 shares had been repurchased under this program.

(22)  SEGMENTS

The Company is a financial holding company with subsidiaries engaged in the business of banking and activities closely related to banking.  The Company determines reportable segments based upon the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services.  The Company’s primary segment is Community Banking, which includes providing a full range of deposit products, commercial loans and consumer loans.  The Company has also designated two additional reportable segments - Insurance Agencies and General Corporate and Other.  The Company’s insurance agencies serve as agents in the sale of commercial lines of insurance and full lines of property and casualty, life, health and employee benefits products and services.  The General Corporate and Other operating segment includes mortgage lending, trust services, credit card activities, investment services and other activities not allocated to  the Community Banking or Insurance Agencies operating segments.  While the net income of the Community Banking operating segment remained consistent in 2014 compared to 2013, the increased net income of the Community Banking operating segment in 2015 compared to 2014 was primarily related to the corresponding decrease in the provision for credit losses.  The increased net income of the General Corporate and Other operating segment in 2015 was primarily related to the increase in noninterest revenue. The increased net income of the General Corporate and Other operating segment in 2014 was primarily related to the decreased noninterest expense such as voluntary early retirement opportunity expense and writeoff of bond issue costs in 2013.

Results of operations and selected financial information by operating segment for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Community Banking	Insurance Agencies	General Corporate and Other	Total
2015	(In thousands)
Results of Operations
Net interest revenue	$ 397,204	$ 100	$ 38,378	$ 435,682
Provision for credit losses	(12,859)	-	(141)	(13,000)
Net interest income after provision
for credit losses	410,063	100	38,519	448,682
Noninterest revenue	82,938	116,780	78,250	277,968
Noninterest expense	332,920	101,120	105,871	539,911
Income before income taxes	160,081	15,760	10,898	186,739
Income tax expense	51,186	6,363	1,699	59,248
Net income	$ 108,895	$ 9,397	$ 9,199	$ 127,491
Selected Financial Information
Total assets	$ 10,127,861	$ 199,668	$ 3,471,133	$ 13,798,662
Depreciation and amortization	21,874	4,736	3,641	30,251

	Community Banking	Insurance Agencies	General Corporate and Other	Total
2014	(In thousands)
Results of Operations
Net interest revenue	$ 381,467	$ 117	$ 35,078	$ 416,662
Provision for credit losses	(4,757)	-	$ 4,757	-
Net interest income after provision
for credit losses	386,224	117	30,321	416,662
Noninterest revenue	95,752	115,541	57,853	269,146
Noninterest expense	329,893	97,620	90,893	518,406
Income (loss) before income taxes	152,083	18,038	(2,719)	167,402
Income tax expense (benefit)	47,482	7,255	(4,085)	50,652
Net income	$ 104,601	$ 10,783	$ 1,366	$ 116,750
Selected Financial Information
Total assets	$ 9,814,879	$ 188,920	$ 3,322,570	$ 13,326,369
Depreciation and amortization	22,603	5,257	3,855	31,715

	Community Banking	Insurance Agencies	General Corporate and Other	Total
2013	(In thousands)
Results of Operations
Net interest revenue	$ 371,940	$ 165	$ 26,844	$ 398,949
Provision for credit losses	5,824	-	1,676	7,500
Net interest income after provision
for credit losses	366,116	165	25,168	391,449
Noninterest revenue	95,573	99,103	80,390	275,066
Noninterest expense	311,554	86,557	136,738	534,849
Income (loss) before income taxes	150,135	12,711	(31,180)	131,666
Income tax expense (benefit)	46,135	5,175	(13,759)	37,551
Net income (loss)	$ 104,000	$ 7,536	$ (17,421)	$ 94,115
Selected Financial Information
Total assets	$ 9,803,073	$ 187,424	$ 3,039,236	$ 13,029,733
Depreciation and amortization	22,234	3,655	3,634	29,523

(23)  DERIVATIVE INSTRUMENTS

The derivative instruments held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual, fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At December 31, 2015, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $211.2 million, with a carrying value and fair value reflecting a gain of approximately $109,000.  At December 31, 2014, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $155.8 million, with a carrying value and fair value reflecting a loss of $1.2 million.  At December 31, 2015, the notional amount of commitments to fund individual fixed-rate mortgage loans was $142.1 million, with a carrying value and fair value reflecting a gain of $3.4 million.  At December 31, 2014, the notional amount of commitments to fund individual fixed-rate mortgage loans was $85.2 million, with a carrying value and fair value reflecting a gain of $2.1 million.

The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of December 31, 2015, the notional amount of customer related derivative financial instruments was $255.6 million, with an average maturity of 42.1 months, an average interest receive rate of 2.6% and an average interest pay rate of 5.6%.  As of December 31, 2014, the notional amount of customer related derivative financial instruments was $324.2 million, with an average maturity of 49.5 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.

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

The following table presents components of financial instruments eligible for offsetting for the periods indicated:

	December 31, 2015
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 3,894	$ -	$ 3,894	$ -	$ -	$ 3,894
Loan/lease interest rate swaps	15,856	-	15,856	-	-	15,856
Total financial assets	$ 19,750	$ -	$ 19,750	$ -	$ -	$ 19,750

Financial liabilities:
Derivatives:
Forward commitments	$ 395	$ -	$ 395	$ -	$ -	$ 395
Loan/lease interest rate swaps	15,856	-	15,856	-	(15,856)	-
Repurchase arrangements	405,937	-	405,937	(405,937)	-	-
Total financial liabilities	$ 422,188	$ -	$ 422,188	$ (405,937)	$ (15,856)	$ 395

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

(24)  COMMITMENTS AND CONTINGENT LIABILITIES

Leases

Rent expense was $8.1 million for 2015, $7.9 million for 2014 and $7.4 million for 2013. Future minimum lease payments for the following five years for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2015:

Amount
(In thousands)
2016	$ 6,456
2017	4,811
2018	3,168
2019	2,449
2020	1,752
Thereafter	7,358
Total future minimum lease payments	$ 25,994

Mortgage Loans Serviced for Others

The Company services mortgage loans for others that are not included as assets in the Company’s accompanying consolidated financial statements. Included in the $6.0 billion of loans serviced for investors at December 31, 2015 was $1.0 million of primary recourse servicing pursuant to which the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company's exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral, which consists of single family residences and either federal or private mortgage insurance.

Lending Commitments

In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets.  As of December 31, 2015, these included $93.5 million for letters of credit and $2.5 billion for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements.  The Company did not realize significant credit losses from these commitments and arrangements during the years ended December 31, 2015, 2014 and 2013.

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $33.2 million accrued  as of December 31, 2015 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

On January 5, 2016, the Bank entered into an agreement to settle a class action lawsuit filed on May 18, 2010 by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenged the manner in which overdraft fees were charged and the policies related to the posting order of debit card and ATM transactions. The suit also made a claim under Arkansas’ consumer protection statute. The plaintiff was seeking to recover damages in an unspecified amount and equitable relief.  As a result of this agreement, the Company recorded an expense of $16.5 million in the fourth quarter of 2015, representing amounts to be paid in connection with the settlement net amounts the Company had already accrued for this legal proceeding in previous periods.  The proposed settlement is subject to preliminary and final court approval. The Company can provide no assurance that such approval will occur in any specific time frame or at all.

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

On July 31, 2014, the Company and its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint has subsequently been amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the court granted in part and denied in part the defendants’ motion to dismiss and dismissed the claims concerning the Company’s expectations about the closing of the mergers.  The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper.  No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

Other

The CFPB and the DOJ have been jointly investigating the Bank’s fair lending program. The Bank has begun settlement discussions with the CFPB and the DOJ, but there is no guarantee that a settlement agreement will be reached.  If the parties fail to reach an agreement on settlement terms, and if the CFPB and/or the DOJ determine to bring public enforcement actions, such actions could include demands for civil money penalties and/or assessments, changes to certain of the Bank’s business practices and/or compliance programs, enhanced monitoring and/or customer restitution.  The Company and the Bank are unable at this time to determine the terms on which these investigations will be resolved or the timing of such resolution, or to estimate reliably the amounts, or range of possible amounts, of any fines, penalties and/or restitution if enforcement action is taken against the Bank. If, however, the CFPB and/or the DOJ do bring public enforcement actions, the resolution of such actions could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations during the period in which any such action is resolved.

(25) CONDENSED PARENT COMPANY INFORMATION

The following condensed financial information reflects the accounts and transactions of the Company (excluding its subsidiaries) at the dates and for the years indicated:

Condensed Balance Sheets	December 31,
	2015	2014
Assets:	(In thousands)
Cash on deposit with subsidiary bank	$ 86,767	$ 93,270
Investment in subsidiaries	1,623,640	1,576,708
Other assets	11,237	10,404
Total assets	$ 1,721,644	$ 1,680,382

Liabilities and shareholders' equity:
Total liabilities	$ 66,200	$ 74,323
Shareholders' equity	1,655,444	1,606,059
Total liabilities and shareholders' equity	$ 1,721,644	$ 1,680,382

	Year Ended December 31,
Condensed Statements of Income	2015	2014	2013
	(In thousands)
Dividends from subsidiaries	$ 100,000	$ 60,000	$ 35,000
Other operating income	1,075	585	1,775
Total income	101,075	60,585	36,775

Operating expenses	8,419	6,867	15,033
Income before tax benefit and equity in undistributed earnings	92,656	53,718	21,742
Income tax benefit	2,818	2,420	5,860
Income before equity in undistributed earnings
of subsidiaries	95,474	56,138	27,602
Equity in undistributed earnings of subsidiaries	32,017	60,612	66,513
Net income	$ 127,491	$ 116,750	$ 94,115

	Year Ended December 31,
Condensed Statements of Cash Flows	2015	2014	2013
	(In thousands)
Operating activities:
Net income	$ 127,491	$ 116,750	$ 94,115
Adjustments to reconcile net income
to net cash used in operating activities	(32,255)	(61,862)	(62,419)
Net cash provided by operating activities	95,236	54,888	31,696
Financing activities:
Cash dividends	(33,368)	(23,983)	(11,383)
Redemption of junior subordinated debt	-	(8,248)	(128,866)
Advance of long-term debt	-	8,000	50,000
Repayment of long-term debt	(8,373)	(8,066)	(1,786)
Common stock transactions, net	(59,998)	13,928	2,696
Net cash used in financing activities	(101,739)	(18,369)	(89,339)
(Decrease) increase in cash and cash equivalents	(6,503)	36,519	(57,643)
Cash and cash equivalents at beginning of year	93,270	56,751	114,394
Cash and cash equivalents at end of year	$ 86,767	$ 93,270	$ 56,751

(26) OTHER NONINTEREST INCOME AND EXPENSE

The following table details other noninterest income for the three years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(In thousands)
Bank-owned life insurance	$ 7,457	$ 8,848	$ 8,314
Other miscellaneous income	12,143	12,883	14,543
Total other noninterest income	$ 19,600	$ 21,731	$ 22,857

The following table details other noninterest expense for the three years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(In thousands)
Advertising	$ 4,288	$ 4,388	$ 4,558
Foreclosed property expense	7,418	17,071	11,728
Telecommunications	7,451	8,720	8,481
Public relations	2,178	3,399	4,258
Data processing	21,923	20,736	21,586
Computer software	10,500	10,525	8,496
Amortization of intangibles	3,963	4,443	2,979
Legal expenses	30,346	9,822	20,426
Merger expense	25	1,761	-
Postage and shipping	4,535	4,745	4,369
Other miscellaneous expense	58,083	58,516	56,177
Total other noninterest expense	$ 150,710	$ 144,126	$ 143,058

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Report.    The Company’s independent registered public accounting firm reported on the effectiveness of internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s report are included with the Company’s 2015 consolidated financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning the directors and nominees of the Company appears under the caption “Proposal 1:  Election of Directors” in the Company's definitive Proxy Statement for its 2016 annual meeting of shareholders, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Report.

AUDIT COMMITTEE FINANCIAL EXPERT

Information regarding audit committee financial experts serving on the Audit Committee of the Company’s Board of Directors appears under the caption “Corporate Governance - Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2016 annual meeting of shareholders, and is incorporated herein by reference.

IDENTIFICATION OF THE AUDIT COMMITTEE

Information regarding the Audit Committee and the identification of its members appears under the caption “Corporate Governance - Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2016 annual meeting of shareholders, and is incorporated herein by reference.  In establishing the Audit Committee’s compliance with Rule 10A-3 under the Exchange Act, each member of the Company’s Audit Committee is relying upon the exemption provided by Rule 10A-3(b)(1)(iv)(B) of the Exchange Act because each member of the Audit Committee is also a member of the Bank’s Board of Directors.

MATERIAL CHANGES TO PROCEDURES BY WHICH SECURITY HOLDERS MAY RECOMMEND NOMINEES

The Company has not made any material changes to the procedures by which its shareholders may recommend nominees to the Company’s Board of Directors since the date of the Company’s definitive Proxy Statement for its 2015 annual meeting of shareholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information regarding the Section 16(a) beneficial ownership compliance of each of the Company’s directors and executive officers or each person who owns more than 10% of the outstanding shares of the Company’s common stock appears under the caption “General Information - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2016 annual meeting of shareholders, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

This information appears under the captions “Executive Compensation,”   “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation and Stock Incentive Committee Report” in the Company's definitive Proxy Statement for its 2016 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding the security ownership of certain beneficial owners and directors, nominees and executive officers of the Company appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for its 2016 annual meeting of shareholders, and is incorporated herein by reference.

The following table provides information as of December 31, 2015 with respect to compensation plans (including individual compensation arrangements) under which shares of Company common stock are authorized for issuance:

	Number of Securities		Number of Securities
	to be Issued upon	Weighted-Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance under
	Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans(1)
Equity compensation plans
approved by shareholders (2)	265,398	$ 19.43	3,340,223
Equity compensation plans not
approved by shareholders	-	-	382,262
Total	265,398	$ 19.43	3,722,485

(1)	Excludes shares to be issued upon exercise of outstanding options.
(2)

Excludes 1,071,764 restricted shares that were unvested, 44,750 restricted stock units that were unvested and 258,351 performance shares that were unearned as of December 31, 2015.  Equity compensation plans approved by shareholders include the BancorpSouth, Inc. Director Stock Plan, the BancorpSouth, Inc. Executive Performance Incentive Plan, as amended, the BancorpSouth, Inc. Long-Term Equity Incentive Plan, as amended, and the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-employee Directors, as amended.

(3)

Equity compensation plans not approved by shareholders include the BancorpSouth, Inc. 1998 Stock Option Plan, as amended, and the plan assumed in connection with the merger of Business Holding Corporation, which was effective December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions with management and others appears under the caption “Certain Relationships and Related Transactions” in the Company's definitive Proxy Statement for its 2016 annual meeting of shareholders, and is incorporated herein by reference.  Information regarding director independence appears under the caption “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement for its 2016 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding accountant fees and services appears under the caption “Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its 2016 annual meeting of shareholders, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:
1	Consolidated Financial Statements: See "Item 8. Financial Statements and Supplementary Data."
2	Consolidated Financial Statement Schedules:
All schedules are omitted as the required information is inapplicable or the ifnormation is presented in the financial statements or related notes.
3	Exhibits:

	(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (23)(29)
		(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (24)
		(c)	Amendment No. 2 to Agreement and Plan of Merger, dated June 30, 2015, by and between BancorpSouth, Inc. and Central Community Corporation. (27)
	(3)	(a)	Restated Articles of Incorporation, as amended. (1)
		(b)	Bylaws, as amended and restated. (2)
		(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
		(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)
		(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)
	(4)	(a)	Specimen Common Stock Certificate. (5)
(b)

Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon

	(10)	(a)	BancorpSouth, Inc. Supplemental Executive Retirement Plan, as amended and restated. (6)(30)
		(b)	Amendment to BancorpSouth, Inc Supplemental Executive Retirement Plan. (7)(30)
		(c)	BancorpSouth, Inc. Amended and Restated Long-Term Equity Incentive Plan. (8)(30)
		(d)	Amendment to BancorpSouth, Inc. Amended and restated Long-Term Equity Incentive Plan. (26) (30)
		(e)	BancorpSouth, Inc. Amended and Restated Executive Performance Incentive Plan. (9)(30)
		(f)	Form of Performance Share Award Agreement (10) (30)
		(g)	Form of Long-Term Equity Incentive Plan Restricted Stock Agreement. (9)(30)
		(h)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (8)(30)
		(i)	BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (11)(30)
		(j)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (12)(30)

	(k)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (13)(30)
	(l)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (26)(30)
	(m)	BancorpSouth, Inc. 1998 Stock Option Plan. (14)(30)
	(n)	Amendment to the BancorpSouth, Inc. 1998 Stock Option Plan. (15)(30)
	(o)	BancorpSouth, Inc. Restoration Plan, as amended and restated. (6)(30)
	(p)	BancorpSouth, Inc. Amended and Restated Deferred Compensation Plan. (6)(30)
	(q)	BancorpSouth, Inc. Home Office Incentive Plan. (16)(30)
	(r)	Description of Dividend Reinvestment Plan. (17)(30)
	(s)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (18)(30)
	(t)	Executive Employment Agreement with James D. Rollins III. (8)(30)
	(u)	Amendment to Executive Employment Agreement with James D. Rollins III. (9)(30)
	(v)	BancorpSouth, Inc. Long-Term Equity Incentive Plan Restricted Stock Agreement with James D. Rollins. (9)(30)
	(w)	Form of BancorpSouth, Inc. Change in Control Agreement. (19)(30)
	(x)	Form of Amendment to BancorpSouth, Inc. Change in Control Agreement. (6)(30)
	(y)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for William L. Prater. (28)(30)
	(z)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for James D. Rollins III. (28)(30)
	(aa)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for W. James Threadgill, Jr. (28)(30)
	(bb)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for Chris A. Bagley. (28)(30)
	(cc)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for James R. Hodges. (28)(30)
	(dd)	BancorpSouth, Inc. Deferred Directors’ Fee Unfunded Plan. (6)(30)
	(ee)	Premier Bancorp, Inc. 1998 Stock Option Plan. (20)(30)
	(ff)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (20)(30)
	(gg)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (20)(30)
	(hh)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (20)(30)
	(ii)	Salary Continuation Agreement with Gordon R. Lewis. (21)(30)
	(jj)	Retirement and Noncompetition Agreement with Gordon R. Lewis. (25)(30)
	(kk)	Credit Agreement, dated as of August 8, 2013, among BancorpSouth, Inc., U.S. Bank National Association and First Tennessee Bank, National Association. (22)
	(ll)	Employment Details for Chris Bagley. (26)(30)
(11)		Statement re computation of per share earnings. *
(21)		Subsidiaries of the Registrant.*
(23)		Consent of Independent Registered Public Accounting Firm.*

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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014 (ii) the Consolidated Statements of Income for the each of the years ended December 31, 2015, 2014 and 2013 , (iii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2015, 2014 and 2013, (iv)the Consolidated Statement of Shareholders' Equity for each of the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

____________________________
(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (file number 1-12991) and incorporated by reference thereto.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012 (file number 1-12991) and incorporated by reference thereto.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (file number 1-12991) and incorporated by reference thereto.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (file number 1-12991) and incorporated by reference thereto.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.
(11)	Filed as an exhibit to the Company’s Form 10-Q for the three months ended March 31, 1998 (file number 0-10826) and incorporated by reference thereto.

(12)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (file number 1-12991) and incorporated by reference thereto.
(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 29, 2008 (file number 1-12991) and incorporated by reference thereto.
(14)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed on February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.
(15)	Filed as an exhibit to the Company’s registration statement on Form S-3 filed on March 13, 2007 (Registration No. 333-141250) and incorporated by reference thereto.
(16)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.
(17)	Filed as the Company’s prospectus pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.
(18)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.
(19)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.
(20)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (file number 1-12991) and incorporated by reference thereto.
(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 8, 2013 (file number 1-12991) and incorporated by reference thereto.
(23)	Filed as Annex A to the Company’s registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233 and incorporated by reference thereto.
(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 9, 2014 (file number 1-12991) and incorporated by reference thereto.
(26)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (file number 1-12991) and incorporated by reference thereto.
(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference thereto.
(28)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 23, 2015 (file number 1-12991) and incorporated by reference thereto.
(29)

The Schedule to the Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of such schedules to the SEC upon request.

(30)	Management contracts, compensatory plans or arrangements.
*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORPSOUTH, INC.

DATE: February 23, 2016	By: /s/James D. Rollins III
James D. Rollins III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chief Executive Officer (Principal
/s/James D. Rollins III	Executive Officer) and Director	February 23, 2016
James D. Rollins III

Treasurer and Chief Financial
Officer (Principal Financial
/s/William L. Prater	Officer)	February 23, 2016
William L. Prater

/s/ Gus J. Blass III	Director	February 23, 2016
Gus J. Blass III

/s/James E. Campbell III	Director	February 23, 2016
James E. Campbell III
/s/ Deborah Cannon	Director	February 23, 2016
Deborah Cannon
/s/Hassell H. Franklin	Director	February 23, 2016
Hassell H. Franklin

/s/W. G. Holliman Jr.	Director	February 23, 2016
W. G. Holliman, Jr.

/s/Warren A. Hood Jr.	Director	February 23, 2016
Warren A. Hood, Jr.

/s/Keith J. Jackson	Director	February 23, 2016
Keith J. Jackson

/s/Larry G. Kirk	Director	February 23, 2016
Larry G. Kirk

/s/Guy W. Mitchell III	Director	February 23, 2016
Guy W. Mitchell III

/s/Robert C. Nolan	Director	February 23, 2016
Robert C. Nolan

/s/Alan W. Perry	Director	February 23, 2016
Alan W. Perry

/s/Tom Stanton	Director	February 23, 2016
Tom Stanton

INDEX TO EXHIBITS

        Exhibit No.Description

(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (23)(29)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (24)
	(c)	Amendment No. 2 to Agreement and Plan of Merger, dated June 30, 2015, by and between BancorpSouth, Inc. and Central Community Corporation. (27)
(3)	(a)	Restated Articles of Incorporation, as amended. (1)
	(b)	Bylaws, as amended and restated. (2)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)
	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)
(4)	(a)	Specimen Common Stock Certificate. (5)
(b)

Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request

(10)	(a)	BancorpSouth, Inc. Supplemental Executive Retirement Plan, as amended and restated. (6)(30)
	(b)	Amendment to BancorpSouth, Inc Supplemental Executive Retirement Plan. (7)(30)
	(c)	BancorpSouth, Inc. Amended and Restated Long-Term Equity Incentive Plan. (8)(30)
	(d)	Amendment to BancorpSouth, Inc. Amended and restated Long-Term Equity Incentive Plan. (26) (30)
	(e)	BancorpSouth, Inc. Amended and Restated Executive Performance Incentive Plan. (9)(30)
	(f)	Form of Performance Share Award Agreement (10) (30)
	(g)	Form of Long-Term Equity Incentive Plan Restricted Stock Agreement. (9)(30)
	(h)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (8)(30)
	(i)	BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (11)(30)
	(j)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (12)(30)
	(k)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (13)(30)
	(l)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (26)(30)
	(m)	BancorpSouth, Inc. 1998 Stock Option Plan. (14)(30)
	(n)	Amendment to the BancorpSouth, Inc. 1998 Stock Option Plan. (15)(30)
	(o)	BancorpSouth, Inc. Restoration Plan, as amended and restated. (6)(30)
	(p)	BancorpSouth, Inc. Amended and Restated Deferred Compensation Plan. (6)(30)
	(q)	BancorpSouth, Inc. Home Office Incentive Plan. (16)(30)
	(r)	Description of Dividend Reinvestment Plan. (17)(30)
	(s)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (18)(30)
	(t)	Executive Employment Agreement with James D. Rollins III. (8)(30)

	(u)	Amendment to Executive Employment Agreement with James D. Rollins III. (9)(30)
	(v)	BancorpSouth, Inc. Long-Term Equity Incentive Plan Restricted Stock Agreement with James D. Rollins. (9)(30)
	(w)	Form of BancorpSouth, Inc. Change in Control Agreement. (19)(30)
	(x)	Form of Amendment to BancorpSouth, Inc. Change in Control Agreement. (6)(30)
	(y)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for William L. Prater. (28)(30)
	(z)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for James D. Rollins III. (28)(30)
	(aa)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for W. James Threadgill, Jr. (28)(30)
	(bb)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for Chris A. Bagley. (28)(30)
	(cc)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for James R. Hodges. (28)(30)
	(dd)	BancorpSouth, Inc. Deferred Directors’ Fee Unfunded Plan. (6)(30)
	(ee)	Premier Bancorp, Inc. 1998 Stock Option Plan. (20)(30)
	(ff)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (20)(30)
	(gg)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (20)(30)
	(hh)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (20)(30)
	(ii)	Salary Continuation Agreement with Gordon R. Lewis. (21)(30)
	(jj)	Retirement and Noncompetition Agreement with Gordon R. Lewis. (25)(30)
	(kk)	Credit Agreement, dated as of August 8, 2013, among BancorpSouth, Inc., U.S. Bank National Association and First Tennessee Bank, National Association. (22)
	(ll)	Employment Details for Chris Bagley. (26)
(11)		Statement re computation of per share earnings. *
(21)		Subsidiaries of the Registrant.*
(23)		Consent of Independent Registered Public Accounting Firm.*
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

(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014 (ii) the Consolidated Statements of Income for the each of the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statement of Shareholders' Equity for each of the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.* (31)

____________________________
(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (file number 1-12991) and incorporated by reference thereto.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012 (file number 1-12991) and incorporated by reference thereto.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (file number 1-12991) and incorporated by reference thereto.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (file number 1-12991) and incorporated by reference thereto.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.
(11)	Filed as an exhibit to the Company’s Form 10-Q for the three months ended March 31, 1998 (file number 0-10826) and incorporated by reference thereto.
(12)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (file number 1-12991) and incorporated by reference thereto.
(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 29, 2008 (file number 1-12991) and incorporated by reference thereto.
(14)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed on February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.
(15)	Filed as an exhibit to the Company’s registration statement on Form S-3 filed on March 13, 2007 (Registration No. 333-141250) and incorporated by reference thereto.
(16)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.
(17)	Filed as the Company’s prospectus pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.

(18)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.
(19)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.
(20)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (file number 1-12991) and incorporated by reference thereto.
(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 8, 2013 (file number 1-12991) and incorporated by reference thereto.
(23)	Filed as Annex A to the Company’s registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233 and incorporated by reference thereto.
(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 9, 2014 (file number 1-12991) and incorporated by reference thereto.
(26)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (file number 1-12991) and incorporated by reference thereto.
(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference thereto.
(28)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 23, 2015 (file number 1-12991) and incorporated by reference thereto.
(29)

The Schedule to the Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of such schedules to the SEC upon request.

(30)	Management contracts, compensatory plans or arrangements.
(31)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed or furnished herewith.