Form 10-Q
period 2016-03-31
BANCORPSOUTH INC
filed 2016-05-02
CIK 701853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________________________

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, the registrant had outstanding 94,435,971 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

TABLE OF CONTENTS

PART I.	Financial Information		Page
	ITEM 1.	Financial Statements
		Consolidated Balance Sheets March 31, 2016 and 2015
		(Unaudited) and December 31, 2015	3
		Consolidated Statements of Income (Unaudited)
		Three Months ended March 31, 2016 and 2015	4
		Consolidated Statements of Comprehensive Income (Unaudited)
		Three Months ended March 31, 2016 and 2015	5
		Consolidated Statements of Cash Flows (Unaudited)
		Three months ended March 31, 2016 and 2015	6
		Notes to Consolidated Financial Statements (Unaudited)	7
	ITEM 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	39
	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	70
	ITEM 4.	Controls and Procedures	70

PART II.	Other Information
	ITEM 1.	Legal Proceedings	70
	ITEM 1A.	Risk Factors	71
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
	ITEM 5.	Other Information	72
	ITEM 6.	Exhibits	72

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
	2016	2015	2015
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$ 197,538	$ 154,192	$ 199,337
Interest bearing deposits with other banks	148,915	43,777	360,469
Available-for-sale securities, at fair value	2,016,373	2,082,329	2,194,373
Loans and leases	10,475,528	10,404,326	9,761,555
Less: Unearned income	30,831	31,548	34,585
Allowance for credit losses	126,506	126,458	136,660
Net loans and leases	10,318,191	10,246,320	9,590,310
Loans held for sale, at fair value	150,046	157,907	186,510
Premises and equipment, net	306,765	308,125	305,335
Accrued interest receivable	41,401	40,901	42,933
Goodwill	291,498	291,498	291,498
Other identifiable intangibles	19,664	20,545	23,476
Bank-owned life insurance	253,427	251,534	246,148
Other real estate owned	12,685	14,759	27,889
Other assets	169,895	186,775	162,044
TOTAL ASSETS	$ 13,926,398	$ 13,798,662	$ 13,630,322

LIABILITIES
Deposits:
Demand: Noninterest bearing	$ 3,103,321	$ 3,031,528	$ 2,914,949
Interest bearing	5,033,565	5,003,806	4,979,710
Savings	1,506,942	1,442,336	1,395,857
Other time	1,842,869	1,853,491	1,962,138
Total deposits	11,486,697	11,331,161	11,252,654
Federal funds purchased and securities
sold under agreement to repurchase	431,089	405,937	384,829
Short-term Federal Home Loan Bank borrowings
and other short-term borrowing	-	62,000	1,500
Accrued interest payable	3,305	3,071	3,371
Junior subordinated debt securities	23,198	23,198	23,198
Long-term debt	67,681	69,775	76,055
Other liabilities	234,635	248,076	243,507
TOTAL LIABILITIES	12,246,605	12,143,218	11,985,114

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 94,438,626
94,162,728 and 96,544,502 shares, respectively	236,097	235,407	241,361
Capital surplus	283,800	282,934	331,016
Accumulated other comprehensive loss	(32,144)	(41,825)	(37,033)
Retained earnings	1,192,040	1,178,928	1,109,864
TOTAL SHAREHOLDERS' EQUITY	1,679,793	1,655,444	1,645,208
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 13,926,398	$ 13,798,662	$ 13,630,322

 (1)  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
	2016	2015

	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$ 107,805	$ 102,135
Deposits with other banks	263	236
Available-for-sale securities:
Taxable	5,888	6,844
Tax-exempt	3,032	3,377
Loans held for sale	984	905
Total interest revenue	117,972	113,497

INTEREST EXPENSE:
Deposits:
Interest bearing demand	2,163	2,183
Savings	443	412
Other time	3,354	4,007
Federal funds purchased and securities sold
under agreement to repurchase	140	82
Long-term debt	530	577
Junior subordinated debt	183	163
Total interest expense	6,813	7,424
Net interest revenue	111,159	106,073
Provision for credit losses	1,000	(5,000)
Net interest revenue, after provision for
credit losses	110,159	111,073

NONINTEREST REVENUE:
Mortgage lending	2,618	8,567
Credit card, debit card and merchant fees	8,961	8,539
Deposit service charges	11,014	11,252
Security gains, net	2	14
Insurance commissions	33,249	33,493
Wealth management	5,109	6,210
Other	4,562	5,240
Total noninterest revenue	65,515	73,315

NONINTEREST EXPENSE:
Salaries and employee benefits	82,467	81,179
Occupancy, net of rental income	10,273	10,194
Equipment	3,765	3,974
Deposit insurance assessments	2,288	2,311
Regulatory settlement	10,277	-
Other	33,230	39,275
Total noninterest expense	142,300	136,933
Income before income taxes	33,374	47,455
Income tax expense	10,825	15,189
Net income	$ 22,549	$ 32,266

Earnings per share: Basic	$ 0.24	$ 0.33
Diluted	$ 0.24	$ 0.33

Dividends declared per common share	$ 0.10	$ 0.075

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
	2016	2015

	(In thousands)
Net income	$ 22,549	$ 32,266
Other comprehensive income, net of tax
Unrealized gains on securities	8,748	5,543
Pension and other postretirement benefits	933	1,110
Other comprehensive income, net of tax	9,681	6,653
Comprehensive income	$ 32,230	$ 38,919

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
	March 31,
	2016	2015
	(In thousands)
Operating Activities:
Net income	$ 22,549	$ 32,266
Adjustment to reconcile net income to net
cash provided by (used in) operating activities:
Provision for credit losses	1,000	(5,000)
Depreciation and amortization	6,307	6,721
Amortization of intangibles	880	1,032
Amortization of debt securities premium and discount, net	2,651	3,332
Share-based compensation expense	2,100	1,645
Security gains, net	(2)	(14)
Net deferred loan origination expense	(1,583)	(1,523)
Excess tax benefit from exercise of stock options	(314)	(521)
Increase in interest receivable	(500)	(948)
Increase (decrease) in interest payable	234	(29)
Realized gain on mortgages sold	(10,615)	(9,124)
Proceeds from mortgages sold	329,730	269,213
Origination of mortgages held for sale	(315,374)	(311,115)
Loss on other real estate owned, net	843	1,394
Increase in bank-owned life insurance	(1,893)	(1,813)
Other, net	2,700	7,153
Net cash provided by (used in) operating activities	38,713	(7,331)
Investing activities:
Proceeds from calls and maturities of available-for-sale securities	121,593	75,917
Proceeds from sales of available-for-sale securities	-	1,110
Purchases of available-for-sale securities	(43,316)	(118,760)
Net increase in loans and leases	(72,647)	(16,098)
Purchases of premises and equipment	(5,653)	(7,384)
Proceeds from sale of premises and equipment	640	271
Purchase of bank-owned life insurance, net of proceeds from death benefits	-	2,742
Proceeds from sale of other real estate owned	2,562	7,391
Other, net	(29)	(6)
Net cash provided by (used in) investing activities	3,150	(54,817)
Financing activities:
Net increase in deposits	155,536	280,315
Net decrease in short-term debt and other liabilities	(36,852)	(5,341)
Repayment of long-term debt	(2,094)	(2,093)
Issuance of common stock	8	825
Repurchase of common stock	(867)	(2,288)
Excess tax benefit from exercise of stock options	314	521
Payment of cash dividends	(9,424)	(7,235)
Net cash provided by financing activities	106,621	264,704

Increase in cash and cash equivalents	148,484	202,556
Cash and cash equivalents at beginning of period	197,969	357,250
Cash and cash equivalents at end of period	$ 346,453	$ 559,806

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.  Certain 2015 amounts have been reclassified to conform with the 2016 presentation.

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

	March 31,		December 31,
	2016	2015	2015

	(In thousands)

Commercial and industrial	$ 1,720,574	$ 1,682,215	$ 1,752,273
Real estate
Consumer mortgages	2,480,828	2,301,112	2,472,202
Home equity	605,228	538,042	589,752
Agricultural	239,422	236,898	259,360
Commercial and industrial-owner occupied	1,654,577	1,518,153	1,617,429
Construction, acquisition and development	966,362	892,730	945,045
Commercial real estate	2,233,742	1,993,473	2,188,048
Credit cards	106,714	106,287	112,165
All other	468,081	492,645	468,052
Gross Loans Total	10,475,528	9,761,555	10,404,326
Less: Unearned Income	30,831	34,585	31,548
Net Loans	$ 10,444,697	$ 9,726,970	$ 10,372,778

The following table shows the Company’s loans and leases, net of unearned income, as of March 31, 2016 by segment, class and geographical location:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 150,326	$ 188,911	$ 197,183	$ 702,459	$ 87,479	$ 120,117	$ 224,543	$ 45,459	$ 1,716,477
Real estate
Consumer mortgages	298,267	327,457	221,327	805,657	76,343	277,477	454,925	19,375	2,480,828
Home equity	91,297	41,653	65,239	223,097	23,336	144,591	14,238	1,777	605,228
Agricultural	7,714	82,747	26,854	67,290	3,196	12,274	39,347	-	239,422
Commercial and industrial-owner occupied	200,951	179,923	197,650	677,771	56,581	134,104	207,597	-	1,654,577
Construction, acquisition and development	114,795	104,591	66,009	308,487	23,923	140,730	207,826	1	966,362
Commercial real estate	339,339	362,449	244,741	599,878	198,505	179,555	309,275	-	2,233,742
Credit cards	-	-	-	-	-	-	-	106,714	106,714
All other	66,946	49,535	30,177	177,429	3,066	37,723	54,958	21,513	441,347
Total	$ 1,269,635	$ 1,337,266	$ 1,049,180	$ 3,562,068	$ 472,429	$ 1,046,571	$ 1,512,709	$ 194,839	$ 10,444,697

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

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at March 31, 2016 and December 31, 2015:

	March 31, 2016
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 3,276	$ 1,282	$ 6,355	$ 10,913	$ 1,705,564	$ 1,716,477	$ 150
Real estate
Consumer mortgages	10,481	4,992	15,688	31,161	2,449,667	2,480,828	2,823
Home equity	2,735	257	1,531	4,523	600,705	605,228	-
Agricultural	201	38	-	239	239,183	239,422	-
Commercial and industrial-owner occupied	1,148	1,770	7,138	10,056	1,644,521	1,654,577	1,297
Construction, acquisition and development	1,519	442	1,252	3,213	963,149	966,362	-
Commercial real estate	10,683	1,872	4,809	17,364	2,216,378	2,233,742	-
Credit cards	350	281	342	973	105,741	106,714	297
All other	433	203	100	736	440,611	441,347	-
Total	$ 30,826	$ 11,137	$ 37,215	$ 79,178	$ 10,365,519	$ 10,444,697	$ 4,567

	December 31, 2015
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 2,038	$ 817	$ 4,731	$ 7,586	$ 1,740,188	$ 1,747,774	$ 60
Real estate
Consumer mortgages	13,827	4,692	13,604	32,123	2,440,079	2,472,202	1,655
Home equity	2,589	268	1,896	4,753	584,999	589,752	-
Agricultural	176	139	-	315	259,045	259,360	-
Commercial and industrial-owner occupied	1,189	3,105	4,034	8,328	1,609,101	1,617,429	-
Construction, acquisition and development	1,017	207	2,409	3,633	941,412	945,045	-
Commercial real estate	2,840	187	6,286	9,313	2,178,735	2,188,048	-
Credit cards	420	343	323	1,086	111,079	112,165	298
All other	628	262	105	995	440,008	441,003	-
Total	$ 24,724	$ 10,020	$ 33,388	$ 68,132	$ 10,304,646	$ 10,372,778	$ 2,013

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at March 31, 2016 and December 31, 2015:

	March 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,672,249	$ -	$ 35,633	$ 394	$ -	$ 8,201	$ 1,716,477
Real estate
Consumer mortgages	2,407,869	-	69,215	11	-	3,733	2,480,828
Home equity	593,500	-	9,938	-	-	1,790	605,228
Agricultural	229,935	-	8,632	-	-	855	239,422
Commercial and industrial-owner occupied	1,595,424	-	47,293	-	-	11,860	1,654,577
Construction, acquisition and development	944,533	-	15,908	-	-	5,921	966,362
Commercial real estate	2,166,616	-	49,440	400	-	17,286	2,233,742
Credit cards	106,714	-	-	-	-	-	106,714
All other	436,409	-	4,838	100	-	-	441,347
Total	$ 10,153,249	$ -	$ 240,897	$ 905	$ -	$ 49,646	$ 10,444,697

(1)	Impaired loans are shown exclusive of accruing troubled debt restructurings (“TDRs”)

	December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,721,118	$ -	$ 19,529	$ -	$ -	$ 7,127	$ 1,747,774
Real estate
Consumer mortgages	2,399,081	-	68,768	363	-	3,990	2,472,202
Home equity	577,539	-	10,418	-	-	1,795	589,752
Agricultural	250,579	-	7,909	-	-	872	259,360
Commercial and industrial-owner occupied	1,554,984	-	50,304	-	-	12,141	1,617,429
Construction, acquisition and development	920,372	-	17,090	-	-	7,583	945,045
Commercial real estate	2,124,448	-	45,658	161	-	17,781	2,188,048
Credit cards	112,165	-	-	-	-	-	112,165
All other	433,333	-	7,465	102	-	103	441,003
Total	$ 10,093,619	$ -	$ 227,141	$ 626	$ -	$ 51,392	$ 10,372,778

(1)	Impaired loans are shown exclusive of accruing troubled debt restructurings (“TDRs”) 10

The following tables provide details regarding impaired loans and leases, net of unearned income, which exclude accruing TDRs by segment and class as of and for the three months ended March 31, 2016 and as of and for the year ended December 31, 2015:

	March 31, 2016
		Unpaid		Average Recorded Investment	Interest Income Recognized
	Recorded	Principal	Related	Three months	Three months
	Investment	Balance of	Allowance	ended	ended
	in Impaired	Impaired	for Credit	March 31,	March 31,
	Loans	Loans	Losses	2016	2016

	(In thousands)
With no related allowance:
Commercial and industrial	$ 6,841	$ 13,772	$ -	$ 6,884	$ 23
Real estate:
Consumer mortgages	3,733	4,468	-	3,591	14
Home equity	1,790	1,790	-	1,792	4
Agricultural	305	363	-	311	3
Commercial and industrial-owner occupied	10,150	11,467	-	10,220	108
Construction, acquisition and development	5,692	5,761	-	5,825	3
Commercial real estate	5,014	5,884	-	4,329	23
All other	-	-	-	-	-
Total	$ 33,525	$ 43,505	$ -	$ 32,952	$ 178

With an allowance:
Commercial and industrial	$ 1,360	$ 1,672	$ 570	$ 509	$ 4
Real estate:
Consumer mortgages	-	-	-	696	-
Home equity	-	-	-	-	-
Agricultural	550	550	191	550	-
Commercial and industrial-owner occupied	1,710	1,709	809	1,833	-
Construction, acquisition and development	229	229	4	1,142	-
Commercial real estate	12,272	12,693	696	12,453	64
All other	-	-	-	-	-
Total	$ 16,121	$ 16,853	$ 2,270	$ 17,183	$ 68

Total:
Commercial and industrial	$ 8,201	$ 15,444	$ 570	$ 7,393	$ 27
Real estate:
Consumer mortgages	3,733	4,468	-	4,287	14
Home equity	1,790	1,790	-	1,792	4
Agricultural	855	913	191	861	3
Commercial and industrial-owner occupied	11,860	13,176	809	12,053	108
Construction, acquisition and development	5,921	5,990	4	6,967	3
Commercial real estate	17,286	18,577	696	16,782	87
All other	-	-	-	-	-
Total	$ 49,646	$ 60,358	$ 2,270	$ 50,135	$ 246

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Commercial and industrial	$ 7,055	$ 13,986	$ -	$ 3,749	$ 95
Real estate:
Consumer mortgages	3,990	4,545	-	3,579	76
Home equity	1,795	1,795	-	744	7
Agricultural	322	380	-	142	6
Commercial and industrial-owner occupied	12,141	13,332	-	6,904	226
Construction, acquisition and development	5,969	6,052	-	3,553	25
Commercial real estate	5,017	6,879	-	7,944	202
All other	103	103	-	172	3
Total	$ 36,392	$ 47,072	$ -	$ 26,787	$ 640

With an allowance:
Commercial and industrial	$ 72	$ 383	$ 78	$ 3,635	$ 84
Real estate:
Consumer mortgages	-	-	-	368	9
Home equity	-	-	-	668	15
Agricultural	550	550	159	47	-
Commercial and industrial-owner occupied	-	-	326	1,866	51
Construction, acquisition and development	1,614	1,614	677	300	-
Commercial real estate	12,764	13,185	1,110	3,582	44
All other	-	-	-	-	-
Total	$ 15,000	$ 15,732	$ 2,350	$ 10,466	$ 203

Total:
Commercial and industrial	$ 7,127	$ 14,369	$ 78	$ 7,384	$ 179
Real estate:
Consumer mortgages	3,990	4,545	-	3,947	85
Home equity	1,795	1,795	-	1,412	22
Agricultural	872	930	159	189	6
Commercial and industrial-owner occupied	12,141	13,332	326	8,770	277
Construction, acquisition and development	7,583	7,666	677	3,853	25
Commercial real estate	17,781	20,064	1,110	11,526	246
All other	103	103	-	172	3
Total	$ 51,392	$ 62,804	$ 2,350	$ 37,253	$ 843
(1)	Impaired loans are shown exclusive of accruing troubled debt restructurings (“TDRs”)

The following tables provide details regarding impaired loans and leases, net of unearned income, which include accruing TDRs, by segment and class as of and for the three months ended March 31, 2016 and as of and for the year ended December 31, 2015:

	March 31, 2016
	Recorded	Unpaid Principal		Average Recorded Investment	Interest Income Recognized
	Investment	Balance of	Related	Three months	Three months
	in Impaired	Impaired Loans	Allowance	ended	ended
	Loans and	and	for Credit	March 31,	March 31,
	Accruing TDRs	Accruing TDRs	Losses	2016	2016
	(In thousands)
With no related allowance:
Commercial and industrial	$ 6,841	$ 13,772	$ -	$ 6,884	$ 23
Real estate:
Consumer mortgages	3,733	4,468	-	3,591	14
Home equity	1,790	1,790	-	1,792	4
Agricultural	305	363	-	311	3
Commercial and industrial-owner occupied	10,150	11,467	-	10,220	108
Construction, acquisition and development	5,692	5,761	-	5,825	3
Commercial real estate	5,014	5,884	-	4,329	23
All other	-	-	-	-	-
Total	$ 33,525	$ 43,505	$ -	$ 32,952	$ 178
With an allowance:
Commercial and industrial	$ 2,283	$ 2,610	$ 671	$ 1,411	$ 14
Real estate:
Consumer mortgages	1,170	1,342	208	2,254	12
Home equity	20	30	1	20	-
Agricultural	577	577	196	582	-
Commercial and industrial-owner occupied	6,608	6,821	998	7,346	45
Construction, acquisition and development	1,614	1,614	43	2,538	10
Commercial real estate	12,959	13,593	1,109	13,214	72
Credit card	868	868	26	904	90
All other	902	952	13	796	7
Total	$ 27,001	$ 28,407	$ 3,265	$ 29,065	$ 250
Total:
Commercial and industrial	$ 9,124	$ 16,382	$ 671	$ 8,295	$ 37
Real estate:
Consumer mortgages	4,903	5,810	208	5,845	26
Home equity	1,810	1,820	1	1,812	4
Agricultural	882	940	196	893	3
Commercial and industrial-owner occupied	16,758	18,288	998	17,566	153
Construction, acquisition and development	7,306	7,375	43	8,363	13
Commercial real estate	17,973	19,477	1,109	17,543	95
Credit card	868	868	26	904	90
All other	902	952	13	796	7
Total	$ 60,526	$ 71,912	$ 3,265	$ 62,017	$ 428

	December 31, 2015
	Recorded	Unpaid Principal
	Investment	Balance of	Related
	in Impaired	Impaired Loans	Allowance	Average	Interest
	Loans and	and	for Credit	Recorded	Income
	Accruing TDRs	Accruing TDRs	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 7,055	$ 13,986	$ -	$ 3,749	$ 95
Real estate:
Consumer mortgages	3,990	4,545	-	3,579	76
Home equity	1,795	1,795	-	744	7
Agricultural	322	380	-	142	6
Commercial and industrial-owner occupied	12,141	13,332	-	6,904	226
Construction, acquisition and development	5,969	6,052	-	3,553	25
Commercial real estate	5,017	6,879	-	7,944	202
All other	103	103	-	172	3
Total	$ 36,392	$ 47,072	$ -	$ 26,787	$ 640

With an allowance:
Commercial and industrial	$ 968	$ 1,294	$ 181	$ 4,251	$ 114
Real estate:
Consumer mortgages	1,787	1,896	226	2,056	75
Home equity	20	30	3	674	15
Agricultural	586	586	162	56	-
Commercial and industrial-owner occupied	5,900	6,245	518	6,816	235
Construction, acquisition and development	3,328	3,328	721	1,759	42
Commercial real estate	13,616	14,250	1,217	7,802	187
Credit cards	939	939	34	1,024	102
All other	405	604	30	213	7
Total	$ 27,549	$ 29,172	$ 3,092	$ 24,651	$ 777

Total:
Commercial and industrial	$ 8,023	$ 15,280	$ 181	$ 8,000	$ 209
Real estate:
Consumer mortgages	5,777	6,441	226	5,635	151
Home equity	1,815	1,825	3	1,418	22
Agricultural	908	966	162	198	6
Commercial and industrial-owner occupied	18,041	19,577	518	13,720	461
Construction, acquisition and development	9,297	9,380	721	5,312	67
Commercial real estate	18,633	21,129	1,217	15,746	389
Credit cards	939	939	34	1,024	102
All other	508	707	30	385	10
Total	$ 63,941	$ 76,244	$ 3,092	$ 51,438	$ 1,417

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables (“FASB ASC 310”), are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired exclusive of accruing TDRs at March 31, 2016 and December 31, 2015 was $49.6 million and $51.4 million, respectively.  At March 31, 2016 and December 31, 2015, $16.1 million and $15.0 million, respectively, of those impaired loans had a valuation allowance of $2.3 million and $2.4 million, respectively.  The remaining balance of impaired loans of $33.5 million and $36.4 million at March 31, 2016 and December 31, 2015, respectively, were charged down to fair value, less estimated selling costs which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as TDRs totaled $11.5 million and $12.5 million at March 31, 2016 and December 31, 2015, respectively.  The average recorded investment in impaired loans was $50.1 million for the three months ended March 31, 2016 and $37.3 million for the year ended December 31, 2015.

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

	March 31,		December 31,
	2016	2015	2015

	(In thousands)

Non-accrual loans and leases	$ 81,926	$ 54,418	$ 83,028
Loans and leases 90 days or more past due, still accruing	4,567	1,615	2,013
Restructured loans and leases still accruing	7,753	5,433	9,876
Total non-performing loans and leases	$ 94,246	$ 61,466	$ 94,917

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At March 31, 2016, the Company’s geographic NPL distribution was concentrated primarily in its Arkansas and Mississippi markets.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	March 31,		December 31,
	2016	2015	2015

	(In thousands)
Commercial and industrial	$ 10,248	$ 3,923	$ 8,493
Real estate
Consumer mortgages	22,968	21,435	21,637
Home equity	3,564	2,269	4,021
Agricultural	932	259	921
Commercial and industrial-owner occupied	16,633	9,687	16,512
Construction, acquisition and development	7,720	5,111	9,130
Commercial real estate	19,417	11,107	21,741
Credit cards	188	118	188
All other	256	509	385
Total	$ 81,926	$ 54,418	$ 83,028

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  Other conditions that warrant a loan being considered a TDR include reductions in interest rates to below market rates due to bankruptcy plans or by the bank in an attempt to assist the borrower in working through liquidity problems.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as nonaccrual loans may generally be returned to accrual status in years after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower in accordance with the terms of the restructured loan and the interest rate at the time of restructure was at or above market for a comparable loan.  During the first quarter of 2016, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

The following tables summarize the financial effect of TDRs recorded during the periods indicated:

	Three months ended March 31, 2016
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial and industrial	3	$ 606	$ 605
Real estate
Consumer mortgages	4	119	118
Commercial real estate	1	2,726	362
All other	3	716	713
Total	11	$ 4,167	$ 1,798

	Year ended December 31, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	11	$ 1,472	$ 1,452
Real estate
Consumer mortgages	21	1,230	1,144
Home equity	1	20	20
Agricultural	3	37	36
Commercial and industrial-owner occupied	13	6,357	6,329
Construction, acquisition and development	3	217	215
Commercial real estate	9	12,565	12,144
All other	7	94	88
Total	68	$ 21,992	$ 21,428

The tables below summarize TDRs within the previous 12 months for which there was a payment default during the period indicated (i.e., 30 days or more past due at any given time during the period indicated).

	Three months ended March 31, 2016
	Number of	Recorded
	Contracts	Investment

	(Dollars in thousands)
Real estate
Consumer mortgages	2	$ 47
Commercial and industrial-owner occupied	1	406
Construction, acquisition and development	1	14
Commercial real estate	1	9,335
All other	1	5
Total	6	$ 9,807

	Year ended December 31, 2015
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	1	$ 84
Real estate
Consumer mortgages	4	226
Commercial and industrial-owner occupied	1	20
Construction, acquisition and development	1	517
All other	2	197
Total	9	$ 1,044

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Three months ended
	March 31, 2016
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 17,583	$ (140)	$ 212	$ 1,625	$ 19,280
Real estate
Consumer mortgages	33,198	(710)	455	403	33,346
Home equity	6,949	(550)	80	554	7,033
Agricultural	2,524	(11)	36	(148)	2,401
Commercial and industrial-owner occupied	14,607	(154)	125	171	14,749
Construction, acquisition and development	15,925	(226)	272	(1,307)	14,664
Commercial real estate	25,508	(245)	683	(533)	25,413
Credit cards	4,047	(720)	181	(268)	3,240
All other	6,117	(487)	247	503	6,380
Total	$ 126,458	$ (3,243)	$ 2,291	$ 1,000	$ 126,506

	Year ended
	December 31, 2015
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period

	(In thousands)
Commercial and industrial	$ 21,419	$ (10,022)	$ 2,035	$ 4,151	$ 17,583
Real estate
Consumer mortgages	40,015	(3,995)	2,693	(5,515)	33,198
Home equity	9,542	(1,204)	639	(2,028)	6,949
Agricultural	3,420	(33)	384	(1,247)	2,524
Commercial and industrial-owner occupied	16,325	(1,800)	2,834	(2,752)	14,607
Construction, acquisition and development	9,885	(1,039)	11,727	(4,648)	15,925
Commercial real estate	23,562	(3,723)	1,656	4,013	25,508
Credit cards	6,514	(2,632)	658	(493)	4,047
All other	11,761	(2,271)	1,108	(4,481)	6,117
Total	$ 142,443	$ (26,719)	$ 23,734	$ (13,000)	$ 126,458

	Three months ended
	March 31, 2015
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 21,419	$ (383)	$ 502	$ (517)	$ 21,021
Real estate
Consumer mortgages	40,015	(892)	612	(664)	39,071
Home equity	9,542	(498)	241	261	9,546
Agricultural	3,420	(8)	269	(535)	3,146
Commercial and industrial-owner occupied	16,325	(394)	550	(817)	15,664
Construction, acquisition and development	9,885	(343)	604	(233)	9,913
Commercial real estate	23,562	(1,007)	720	(1,773)	21,502
Credit cards	6,514	(676)	153	(672)	5,319
All other	11,761	(579)	346	(50)	11,478
Total	$ 142,443	$ (4,780)	$ 3,997	$ (5,000)	$ 136,660

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated:

	March 31, 2016
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans (1)	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 8,201	$ 570	$ 18,710	$ 19,280
Real estate
Consumer mortgages	3,733	-	33,346	33,346
Home equity	1,790	-	7,033	7,033
Agricultural	855	191	2,210	2,401
Commercial and industrial-owner occupied	11,860	809	13,940	14,749
Construction, acquisition and development	5,921	4	14,660	14,664
Commercial real estate	17,286	696	24,717	25,413
Credit cards	-	-	3,240	3,240
All other	-	-	6,380	6,380
Total	$ 49,646	$ 2,270	$ 124,236	$ 126,506
(1)	Impaired loans are shown exclusive of accruing TDRs

	December 31, 2015
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans (1)	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 7,127	$ 78	$ 17,505	$ 17,583
Real estate
Consumer mortgages	3,990	-	33,198	33,198
Home equity	1,795	-	6,949	6,949
Agricultural	872	159	2,365	2,524
Commercial and industrial-owner occupied	12,141	326	14,281	14,607
Construction, acquisition and development	7,583	677	15,248	15,925
Commercial real estate	17,781	1,110	24,398	25,508
Credit cards	-	-	4,047	4,047
All other	103	-	6,117	6,117
Total	$ 51,392	$ 2,350	$ 124,108	$ 126,458
(1)	Impaired loans are shown exclusive of accruing TDRs

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.  As a result of the Company individually evaluating loans of $500,000 or more that are 60 or more days past due for impairment, further review of remaining loans collectively, as well as the corresponding potential allowance, would be immaterial in the opinion of management.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned (“OREO”) for the periods indicated:

	Three months ended		Year ended
	March 31,		December 31,
	2016	2015	2015

	(In thousands)
Balance at beginning of period	$ 14,759	$ 33,984	$ 33,984
Additions to foreclosed properties
New foreclosed properties	1,359	2,804	7,422
Reductions in foreclosed properties
Sales	(2,837)	(6,726)	(20,649)
Writedowns	(596)	(2,173)	(5,998)
Balance at end of period	$ 12,685	$ 27,889	$ 14,759

The following tables present the OREO by segment and class as of the dates indicated:

	March 31,		December 31,
	2016	2015	2015
	(In thousands)

Commercial and industrial	$ 74	$ 84	$ 84
Real estate
Consumer mortgages	1,697	1,699	2,477
Home equity	594	101	101
Agricultural	25	25	25
Commercial and industrial-owner occupied	1,051	1,990	1,074
Construction, acquisition and development	8,546	22,805	10,212
Commercial real estate	466	1,000	678
All other	232	185	108
Total	$ 12,685	$ 27,889	$ 14,759

The Company incurred total foreclosed property expenses of $1.2 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively.  Realized net gains/losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were approximately $843,000 and $1.4 million for the three months ended March 31, 2016 and 2015, respectively.

NOTE 5 – SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of March 31, 2016 and 2015, respectively, and December 31, 2015 follows:

	March 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,190,199	$ 5,974	$ 6	$ 1,196,167
Government agency issued residential
mortgage-backed securities	187,410	2,582	251	189,741
Government agency issued commercial
mortgage-backed securities	204,246	3,719	57	207,908
Obligations of states and political subdivisions	384,326	24,219	8	408,537
Other	13,142	878	-	14,020
Total	$ 1,979,323	$ 37,372	$ 322	$ 2,016,373

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,246,261	$ 826	$ 2,447	$ 1,244,640
Government agency issued residential
mortgage-backed securities	138,759	1,957	176	140,540
Government agency issued commercial
mortgage-backed securities	261,544	2,414	3,265	260,693
Obligations of states and political subdivisions	394,769	22,813	83	417,499
Other	18,112	845	-	18,957
Total	$ 2,059,445	$ 28,855	$ 5,971	$ 2,082,329

	March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,280,055	$ 6,947	$ 21	$ 1,286,981
Government agency issued residential
mortgage-backed securities	196,712	3,897	228	200,381
Government agency issued commercial
mortgage-backed securities	225,378	2,887	856	227,409
Obligations of states and political subdivisions	444,059	27,547	67	471,539
Other	6,790	1,273	-	8,063
Total	$ 2,152,994	$ 42,551	$ 1,172	$ 2,194,373

Gross gains of approximately $2,000 and no gross losses were recognized on available-for-sale securities during the first three months of 2016, while gross gains of approximately $14,000 and no gross losses were recognized during the first three months of 2015.

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2016 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	March 31, 2016
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

	(Dollars in thousands)
Maturing in one year or less	$ 315,231	$ 315,568	0.95%
Maturing after one year through five years	974,003	981,205	1.34
Maturing after five years through ten years	64,033	68,163	5.63
Maturing after ten years	234,400	253,788	5.83
Mortgage-backed securities	391,656	397,649	2.07
Total	$ 1,979,323	$ 2,016,373

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 67,127	$ 6	$ -	$ -	$ 67,127	$ 6
Government agency issued residential
mortgage-backed securities	27,398	163	24,932	88	52,330	251
Government agency issued commercial
mortgage-backed securities	14,094	55	673	2	14,767	57
Obligations of states and
political subdivisions	2,756	3	546	5	3,302	8
Total	$ 111,375	$ 227	$ 26,151	$ 95	$ 137,526	$ 322

	December 31, 2015
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 762,568	$ 2,447	$ -	$ -	$ 762,568	$ 2,447
Government agency issued residential
mortgage-backed securities	34,238	176	-	-	34,238	176
Government agency issued commercial
mortgage-backed securities	193,621	2,710	31,166	555	224,787	3,265
Obligations of states and
political subdivisions	13,576	70	2,856	13	16,432	83
Total	$ 1,004,003	$ 5,403	$ 34,022	$ 568	$ 1,038,025	$ 5,971

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during the first three months of 2016.

NOTE 6 – PER SHARE DATA

Basic earnings per share (“EPS”) are calculated using the two-class method.  The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic EPS.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase approximately 169,100 shares of Company common stock with a weighted average exercise price of $23.35 per share for the three months ended March 31, 2016 were excluded from diluted shares.  Antidilutive other equity awards of approximately 32,200 shares of Company common stock for the three months ended March 31, 2016 were excluded from dilutive shares.  Weighted-average antidilutive stock options to purchase approximately 670,000 shares of Company common stock with a weighted average exercise price of $24.89 per share for the three months ended March 31, 2015 were excluded from diluted shares.  Antidilutive other equity awards of approximately 79,000 shares of Company common stock for the three months ended March 31, 2015 were excluded from diluted shares.  The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended March 31,
	2016			2015
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 22,549	94,369	$ 0.24	$ 32,266	96,360	$ 0.33
Effect of dilutive share-
based awards	-	225		-	293

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 22,549	94,594	$ 0.24	$ 32,266	96,653	$ 0.33

NOTE 7 – COMPREHENSIVE INCOME

The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended March 31,
	2016			2015
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized gains on available-for-	(In thousands)
sale securities:
Unrealized gains arising during
holding period	$ 14,169	$ (5,420)	$ 8,749	$ 9,033	$ (3,481)	$ 5,552
Reclassification adjustment for
net gains realized in net income (1)	(2)	1	(1)	(14)	5	(9)
Recognized employee benefit plan
net periodic benefit cost (2)	1,511	(578)	933	1,797	(687)	1,110
Other comprehensive income	$ 15,678	$ (5,997)	$ 9,681	$ 10,816	$ (4,163)	$ 6,653
Net income			22,549			32,266
Comprehensive income			$ 32,230			$ 38,919

(1)  Reclassification adjustments for net gains (losses) on available-for-sale securities are reported as net security gains on the consolidated statements of income.

(2)  Recognized employee benefit plan net periodic benefit cost include amortization of recognized prior service cost and recognized net loss.  For more information, see Note 9 - Pension Benefits.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the three months ended March 31, 2016 were as follows:

	Community	Insurance
	Banking	Agencies	Total

(In thousands)
Balance as of December 31, 2015	$ 217,618	$ 73,880	$ 291,498
Goodwill recorded during the period	-	-	-
Balance as of March 31, 2016	$ 217,618	$ 73,880	$ 291,498

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first three months of 2016 that indicated the necessity of an earlier goodwill impairment assessment.

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

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	March 31, 2016		December 31, 2015
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:	(In thousands)
Core deposit intangibles	$ 27,801	$ 23,386	$ 27,801	$ 23,269
Customer relationship intangibles	42,232	$ 28,154	49,639	34,922
Non-solicitation intangibles	1,200	$ 717	1,650	1,042
Total	$ 71,233	$ 52,257	$ 79,090	$ 59,233

Unamortized intangible assets:
Trade names	$ 688	$ -	$ 688	$ -

	Three months ended
	March 31,
	2016	2015

Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$ 117	$ 93
Customer relationship intangibles	638	826
Non-solicitation intangibles	125	113
Total	$ 880	$ 1,032

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2016 and the succeeding four years:

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

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended
	March 31,
	2016	2015

	(In thousands)
Service cost	$ 2,213	$ 2,615
Interest cost	2,341	2,588
Expected return on assets	(2,613)	(2,694)
Recognized prior service cost	(179)	(179)
Recognized net loss	1,690	1,976
Net periodic benefit costs	$ 3,452	$ 4,306

NOTE 10 – RECENT PRONOUNCEMENTS

In September 2014, the FASB issued an ASU regarding accounting for revenue from contracts with customers. This ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i)identify the contract(s)with a customer, (ii)identify the performance obligations in the contract, (iii)determine the transaction price, (iv)allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as)the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)–Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. The Company is currently evaluating the potential impact of ASU 2014-09 on the financial statements.

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

In February 2016, the FASB issued an ASU regarding accounting for leases. ASU 2016-02 requires all leases, except short-term leases, to be recognized on the lessee’s balance sheet at commencement date as a lease liability for the obligation of lease payments and a right-of-use asset for the right to use/control a specified asset for the lease term. This ASU is effective for interim and annual periods beginning after December 15, 2018.  This ASU is not expected to have a material impact on the financial position and results of operations of the Company.

In March 2016, the FASB issued an ASU regarding stock compensation and improvements to employee share-based payment accounting.  This ASU changes five aspects of the accounting for share-based payment award transactions including 1) accounting for income taxes; 2) classification of excess tax benefits on the statement of cash flows; 3) forfeitures; 4) minimum statutory tax withholding requirements; 5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes.  This ASU is effective for interim and annual periods beginning after December 15, 2016.  The Company is still assessing the affect ASU 2016-09 will have on the financial statements.

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

Results of operations and selected financial information by operating segment for the three-month periods ended March 31, 2016 and 2015 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended March 31, 2016:
Results of Operations
Net interest revenue	$ 101,461	$ 19	$ 9,679	$ 111,159
Provision for credit losses	1,119	-	(119)	1,000
Net interest revenue after provision for credit losses	100,342	19	9,798	110,159
Noninterest revenue	20,309	33,364	11,842	65,515
Noninterest expense	89,041	25,482	27,777	142,300
Income (loss) before income taxes	31,610	7,901	(6,137)	33,374
Income tax expense (benefit)	10,802	3,140	(3,117)	10,825
Net income (loss)	$ 20,808	$ 4,761	$ (3,020)	$ 22,549
Selected Financial Information
Total assets at end of period	$ 10,136,464	$ 210,535	$ 3,579,399	$ 13,926,398
Depreciation and amortization	5,261	1,060	$ 866	7,187

Three months ended March 31, 2015:
Results of Operations
Net interest revenue	$ 96,838	$ 32	$ 9,203	$ 106,073
Provision for credit losses	(3,967)	-	(1,033)	(5,000)
Net interest revenue after provision for credit losses	100,805	32	10,236	111,073
Noninterest revenue	20,393	33,198	19,724	73,315
Noninterest expense	84,462	25,316	27,155	136,933
Income before income taxes	36,736	7,914	2,805	47,455
Income tax expense	11,607	3,146	436	15,189
Net income	$ 25,129	$ 4,768	$ 2,369	$ 32,266
Selected Financial Information
Total assets at end of period	$ 9,926,741	$ 209,434	$ 3,494,147	$ 13,630,322
Depreciation and amortization	5,564	1,265	924	7,753

The change in income for the General Corporate and Other division for the three months ended March 31, 2016 compared to the same periods in 2015 is mainly due to a change in mortgage lending revenue.

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

	March 31,		December 31,
	2016	2015	2015

	(Dollars in thousands)
Unpaid principal balance	$6,096,220	$5,705,638	$6,011,236
Weighted-average prepayment speed (CPR)	12.5	12.4	10.3
Discount rate (annual percentage)	9.8	9.8	9.8
Weighted-average coupon interest rate (percentage)	4.0	4.1	4.0
Weighted-average remaining maturity (months)	320.0	315.0	319.0
Weighted-average servicing fee (basis points)	26.6	26.5	26.6

Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream.  The use of different estimates or assumptions could also produce different fair values.  As of March 31, 2016, the Company had a hedge in place designed to cover approximately 3% of the MSR.  The Company is susceptible to fluctuations in their value of its MSRs in changing interest rate environments.

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2016	2015

	(In thousands)
Fair value as of January 1	$ 57,268	$ 51,296
Additions:
Origination of servicing assets	2,612	2,499
Changes in fair value:
Due to payoffs/paydowns	(1,380)	(1,564)
Due to change in valuation inputs or assumptions
used in the valuation model	(7,954)	(3,039)
Other changes in fair value	(2)	(2)
Fair value as of March 31	$ 50,544	$ 49,190

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $4.0 million and $3.9 million and late and other ancillary fees of approximately $745,000 and $348,000 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS AND OFFSETTING ASSETS AND LIABILITIES

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At March 31, 2016, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $255.2 million with a carrying value and fair value reflecting a loss of $1.8 million.  At March 31, 2015, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $256.8 million with a carrying value and fair value reflecting a loss of $1.5 million.  At March 31, 2016, the notional amount of commitments to fund individual fixed-rate mortgage loans was $216.5 million with a carrying value and fair value reflecting a gain of $6.4 million.  At March 31, 2015, the notional amount of commitments to fund individual fixed-rate mortgage loans was $174.8 million with a carrying value and fair value reflecting a gain of $5.2 million.

The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of March 31, 2016, the notional amount of customer related derivative financial instruments was $243.2 million with an average maturity of 39 months, an average interest receive rate of 2.7% and an average interest pay rate of 5.6%.  As of March 31, 2015, the notional amount of customer related derivative financial instruments was $309.1 million with an average maturity of 46 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.

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

The following tables present components of financial instruments eligible for offsetting for the periods indicated:

	March 31, 2016
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 6,436	$ -	$ 6,436	$ -	$ -	$ 6,436
Loan/lease interest rate swaps	17,285	-	17,285	-	-	17,285
Total financial assets	$ 23,721	$ -	$ 23,721	$ -	$ -	$ 23,721
	.
Financial liabilities:
Derivatives:
Forward commitments	$ 1,804	$ -	$ 1,804	$ -	$ -	$ 1,804
Loan/lease interest rate swaps	17,285	-	17,285	-	(17,285)	-
Repurchase arrangements	431,089	-	431,089	(431,089)	-	-
Total financial liabilities	$ 450,178	$ -	$ 450,178	$ (431,089)	$ (17,285)	$ 1,804

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and 2015:

	March 31, 2016
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,196,167	$ -	$ 1,196,167
Government agency issued residential
mortgage-backed securities	-	189,741	-	189,741
Government agency issued commercial
mortgage-backed securities	-	207,908	-	207,908
Obligations of states and
political subdivisions	-	408,537	-	408,537
Other	810	13,210	-	14,020
Mortgage servicing rights	-	-	50,544	50,544
Derivative instruments	-	-	23,479	23,479
Loans held for sale	-	150,046	-	150,046
Total	$ 810	$ 2,165,609	$ 74,023	$ 2,240,442
Liabilities:
Derivative instruments	$ -	$ -	$ 19,089	$ 19,089

	March 31, 2015
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,286,981	$ -	$ 1,286,981
Government agency issued residential
mortgage-backed securities	-	200,381	-	200,381
Government agency issued commercial
mortgage-backed securities	-	227,409	-	227,409
Obligations of states and
political subdivisions	-	471,539	-	471,539
Other	1,214	6,849	-	8,063
Mortgage servicing rights	-	-	49,190	49,190
Derivative instruments	-	-	27,145	27,145
Loans held for sale	-	186,510	-	186,510
Total	$ 1,214	$ 2,379,669	$ 76,335	$ 2,457,218
Liabilities:
Derivative instruments	$ -	$ -	$ 23,724	$ 23,724

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month periods ended March 31, 2016 and 2015:

Mortgage
	Servicing	Derivative
	Rights	Instruments

(In thousands)
Balance at December 31, 2015	$ 57,268	$ 3,257
Year to date net gains included in:
Net (loss) gain	(9,336)	1,133
Other comprehensive income	-	-
Additions	2,612	-
Transfers in and/or out of Level 3	-	-
Balance at March 31, 2016	$ 50,544	$ 4,390
Net unrealized (losses) gains included in net income for the
quarter relating to assets and liabilities held at March 31, 2016	$ (7,954)	$ 1,133

Mortgage
	Servicing	Derivative
	Rights	Instruments

(In thousands)
Balance at December 31, 2014	$ 51,296	$ 623
Year to date net gains included in:
Net (loss) gain	(4,605)	2,798
Other comprehensive income	-	-
Additions	2,499	-
Transfers in and/or out of Level 3	-	-
Balance at March 31, 2015	$ 49,190	$ 3,421
Net unrealized (losses) gains included in net income for the
quarter relating to assets and liabilities held at March 31, 2015	$ (3,039)	$ 2,798

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2016 and 2015:

	March 31, 2016
					Total
	Level 1	Level 2	Level 3	Total	Losses

Assets:	(In thousands)
Impaired loans	$ -	$ -	$ 49,646	49,646	$ (2,270)
Other real estate owned	-	-	12,685	12,685	(7,036)

	March 31, 2015
					Total
	Level 1	Level 2	Level 3	Total	Losses

Assets:	(In thousands)
Impaired loans	-	-	24,837	24,837	(388)
Other real estate owned	-	-	27,889	27,889	(11,725)

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

Deposit Liabilities.  Under FASB ASC 825, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing demand deposits and savings, is equal to the amount payable on demand as of the reporting date.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.  The discount rate is estimated using the prevailing rates offered for deposits of similar maturities.  The Company’s noninterest-bearing demand deposits, interest-bearing demand deposits and savings are classified as Level 1.  Certificates of deposit are classified as Level 2.

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

Lending Commitments.  The Company’s lending commitments are negotiated at prevailing market rates and are relatively short-term in nature.  As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time.  Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements.  The Company’s lending commitments are classified as Level 2.    The Company’s off-balance sheet commitments including letters of credit, which totaled $92.0 million at March 31, 2016, are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The following table presents carrying and fair value information of financial instruments at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:	(In thousands)
Cash and due from banks	$ 197,538	$ 197,538	$ 154,192	$ 154,192
Interest bearing deposits with other banks	148,915	148,915	43,777	43,777
Available-for-sale securities	2,016,373	2,016,373	2,082,329	2,082,329
Net loans and leases	10,318,191	10,458,334	10,246,320	10,331,043
Loans held for sale	150,046	150,046	157,907	157,907

Liabilities:
Noninterest bearing deposits	3,103,321	3,103,321	3,031,528	3,031,528
Savings and interest bearing deposits	6,540,507	6,540,507	6,446,142	6,446,142
Other time deposits	1,842,869	1,856,817	1,853,491	1,867,034
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	431,093	430,343	467,946	467,263
Long-term debt and other borrowings	90,879	99,279	92,973	98,502

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	(1,804)	(1,804)	109	109
Commitments to fund fixed rate
mortgage loans	6,436	6,436	3,390	3,390
Interest rate swap position to receive	17,043	17,043	15,614	15,614
Interest rate swap position to pay	(17,285)	(17,285)	(15,856)	(15,856)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31,
	2016	2015

	(In thousands)
Bank-owned life insurance	$ 1,893	$ 1,899
Other miscellaneous income	2,669	3,341
Total other noninterest income	$ 4,562	$ 5,240

The following table details other noninterest expense for the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31,
	2016	2015

	(In thousands)
Advertising	$ 633	$ 781
Foreclosed property expense	1,181	1,971
Telecommunications	1,295	1,314
Public relations	661	685
Data processing	6,391	6,002
Computer software	2,660	2,606
Amortization of intangibles	880	1,032
Legal fees	4,535	7,681
Merger expense	1	-
Postage and shipping	1,117	1,172
Other miscellaneous expense	13,876	16,031
Total other noninterest expense	$ 33,230	$ 39,275

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

The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions and potential transactions with numerous customers or applicants. From time to time, borrowers, customers, former employees and other third parties have brought actions against the Company or its subsidiaries, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation and, from time to time, the Company and its subsidiaries are subject to such actions brought against it. Additionally, the Bank is, and management expects it to be, engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities, which, from time to time, have resulted in counterclaims against the Bank. Various legal proceedings have arisen and may arise in the future out of claims against entities to which the Company is a successor as a result of business combinations. The Company’s insurance has deductibles, and will likely not cover all such litigation or other proceedings or the costs of defense. The Company and its subsidiaries may also be subject to enforcement actions by federal or state regulators, including the Securities and Exchange Commission, the Federal Reserve, the FDIC, the Consumer Financial Protection Bureau (the “CFPB”), the Department of Justice (the “DOJ”), state attorneys general and the Mississippi Department of Banking and Consumer Finance.
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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $8.5 million accrued as of March 31, 2016 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

On January 5, 2016, the Bank entered into an agreement to settle a class action lawsuit filed on May 18, 2010 by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenged the manner in which overdraft fees were charged and the policies related to the posting order of debit card and ATM transactions. The suit also made a claim under Arkansas’ consumer protection statute. The plaintiff was seeking to recover damages in an unspecified amount and equitable relief.  As a result of this agreement, the Company recorded an expense of $16.5 million in the fourth quarter of 2015, representing amounts to be paid in connection with the settlement net amounts the Company had already accrued for this legal proceeding in previous periods.  The proposed settlement is subject to preliminary and final court approval. Pursuant to the Court's order preliminarily approving the settlement, in the first quarter of 2016 the amounts accrued for settlement were paid into settlement escrow funds. The Company can provide no assurance that such approval will occur in any specific time frame or at all.

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results.  The plaintiff is seeking to recover alleged damages in an unspecified amount, equitable and/or injunctive relief, and attorney’s fees. A motion to dismiss filed by the defendants was granted by the Court on January 5, 2015, and the plaintiff filed a notice of appeal of that decision on February 2, 2015.  On April 14, 2016, the Mississippi Supreme Court upheld the lower Court’s dismissal of the case against the Company. Although the plaintiff could petition for a rehearing by the Mississippi Court, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

The CFPB and the DOJ have been jointly investigating the Bank’s fair lending program. The Bank has begun settlement discussions with the CFPB and the DOJ, but there is no guarantee that a settlement agreement will be reached.  If the parties fail to reach an agreement on settlement terms, and if the CFPB and/or the DOJ determine to bring public enforcement actions, such actions could include demands for civil money penalties and/or assessments, changes to certain of the Bank’s business practices and/or compliance programs, enhanced monitoring and/or customer restitution.  Even though the Company and the Bank are unable at this time to determine the final terms on which these investigations will be resolved, the timing of such resolution or the impact of such resolution on the Company’s pending mergers, the Company accrued a total pre-tax charge of $13.8 million during the first quarter of 2016 to record a probable and estimable liability associated with this matter, as well as related legal and consulting expense, $10.3 million of which is reflected as regulatory settlement expense and $3.5 million of which is included in other noninterest expense. Should a final settlement be reached, the final liability could differ materially from this estimate, and if the CFPB and/or the DOJ do bring public enforcement actions, the resolution of such actions could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations during the period in which any such action is resolved.

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

The Company had long-term borrowings from U.S. Bank pursuant to the Credit Agreement totaling $37.7 million at March 31, 2016 and $39.8 million at December 31, 2015.  The Company also had long-term borrowings from FHLB of $30.0 million at both March 31, 2016 and December 31, 2015.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based upon historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by their reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “foresee,” “hope,” “intend,” “may,” “might,” “plan,” “will,” or “would” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the terms, timing and closings of the proposed mergers with Ouachita Bancshares Corp. and Central Community Corporation, the Company’s ability to operate its regulatory compliance programs consistent with federal, state and local laws, including its Bank Secrecy Act (“BSA”) and anti-money laundering (“AML”) compliance programs, the terms, timing and outcome of the settlement discussions in connection with the joint investigation by the Consumer Financial Protection Bureau (the “CFPB”) and the United States Department of Justice (“DOJ”) of the Company’s fair lending practices, the acceptance by customers of Ouachita Bancshares Corp. and Central Community Corporation of the Company’s products and services if the proposed mergers close, the outcome of any instituted, pending or threatened material litigation, amortization expense for intangible assets, goodwill impairments, loan impairment, utilization of appraisals and inspections for real estate loans, maturity, renewal or extension of construction, acquisition and development loans, net interest revenue, fair value determinations, the amount of the Company’s non-performing loans and leases, additions to OREO, credit quality, credit losses, liquidity, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, continued weakness in the economic environment, early identification and resolution of credit issues, utilization of non-GAAP financial measures, the ability of the Company to collect all amounts due according to the contractual terms of loan agreements, the Company’s reserve for losses from representation and warranty obligations, the Company’s foreclosure process related to mortgage loans, the resolution of non-performing loans that are collaterally dependent, real estate values, fully-indexed interest rates, interest rate risk, interest rate sensitivity, calculation of economic value of equity, impaired loan charge-offs, troubled debt restructurings, diversification of the Company’s revenue stream, liquidity needs and strategies, sources of funding, net interest margin, declaration and payment of dividends, cost saving initiatives, improvement in the Company’s efficiencies, operating expense trends, future acquisitions and consideration to be used therefore, the impact of litigation regarding debit card fees and the impact of certain claims and ongoing, pending or threatened litigation, administrative and investigatory matters.

The Company cautions readers not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors may include, but are not limited to, the Company’s ability to operate its regulatory compliance programs consistent with federal, state and local laws, including its BSA/AML compliance programs, when and whether the joint investigation by the CFPB and the DOJ of the Company’s fair lending practices is resolved by settlement and, if so, what terms, the ability of the Company, Ouachita Bancshares Corp. and Central Community Corporation to obtain regulatory approval of and close the proposed mergers, the potential impact upon the Company of the delay in the closings of these proposed mergers, the impact of any ongoing, pending or threatened litigation, administrative and investigatory matters involving the Company, conditions in the financial markets and economic conditions generally, the adequacy of the Company’s provision and allowance for credit losses to cover actual credit losses, the credit risk associated with real estate construction, acquisition and development loans, losses resulting from the significant amount of the Company’s OREO, limitations on the Company’s ability to declare and pay dividends, the availability of capital on favorable terms if and when needed, liquidity risk, governmental regulation, including the Dodd-Frank Act, and supervision of the Company’s operations, the short-term and long-term impact of changes to banking capital standards on the Company’s regulatory capital and liquidity, the impact of regulations on service charges on the Company’s core deposit accounts, the susceptibility of the Company’s business to local economic and environmental conditions, the soundness of other financial institutions, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, volatility in capital and credit markets, reputational risk, the impact of the loss of any key Company personnel, the impact of hurricanes or other adverse weather events, any requirement that the Company write down goodwill or other intangible assets, diversification in the types of financial services the Company offers, the Company’s ability to adapt its products and services to evolving industry standards and consumer preferences, competition with other financial services companies, risks in connection with completed or potential acquisitions, the Company’s growth strategy, interruptions or breaches in the Company’s information system security, the failure of certain third-party vendors to perform, unfavorable ratings by rating agencies, dilution caused by the Company’s issuance of any additional shares of its common stock to raise capital or acquire other banks, bank holding companies, financial holding companies and insurance agencies, other factors generally understood to affect the assets, business, cash flows, financial condition, liquidity, and prospects and/or results of operations of financial services companies.

We provide greater detail regarding these and other factors elsewhere in this report including in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations, and from time to time in the Company’s press and news releases, reports and other filings with the Securities and Exchange Commission (“SEC”).  Forward-looking statements speak only as of the date that they were made, and, except as required by law, the Company does not undertake any obligation to update or revise forward-looking statements to reflect events or circumstances that occur after the date of this report.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.9  billion in assets at March 31, 2016.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Alabama, Arkansas, Florida, Louisiana, Mississippi, Missouri, Tennessee and Texas.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its insurance agency subsidiary provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, please refer to the unaudited consolidated financial statements for the three-month periods ended March 31, 2016 and 2015 and the audited consolidated financial statements as of December 31, 2015 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on such reported financial information.

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally,  the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry.  The Company was not immune to such pressures and the economic downturn had a negative impact on the Company and its customers in all of the markets that it serves.  However, the

Company’s financial condition has remained stable during the first three months of 2016 as reflected by the allowance for credit losses and decreases in gross charge-offs coupled with increased loans and leases, when compared to prior periods.

 Management believes that the Company is better positioned with respect to overall credit quality as evidenced by stable credit quality metrics especially when comparing March 31, 2016 to December 31, 2015.  Management believes, however, that future weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.

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

The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations:

SELECTED FINANCIAL DATA

	Three months ended
	March 31,
	2016	2015

	(Dollars in thousands, except per share data)
Earnings Summary:
Total interest revenue	$ 117,972	$ 113,497
Total interest expense	6,813	7,424
Net interest revenue	111,159	106,073
Provision for credit losses	1,000	(5,000)
Noninterest revenue	65,515	73,315
Noninterest expense	142,300	136,933
Income before income taxes	33,374	47,455
Income tax expense	10,825	15,189
Net income	$ 22,549	$ 32,266

Balance Sheet - Period-end balances:
Total assets	$ 13,926,398	$ 13,630,322
Total securities	2,016,373	2,194,373
Loans and leases, net of unearned income	10,444,697	9,726,970
Total deposits	11,486,697	11,252,654
Long-term debt	67,681	76,055
Total shareholders' equity	1,679,793	1,645,208

Balance Sheet-Average Balances:
Total assets	$ 13,851,661	$ 13,457,668
Total securities	2,037,739	2,190,989
Loans and leases, net of unearned income	10,372,925	9,670,987
Total deposits	11,431,480	11,126,210
Long-term debt	67,750	76,078
Total shareholders' equity	1,668,465	1,624,496

Common Share Data:
Basic earnings per share	$ 0.24	$ 0.33
Diluted earnings per share	0.24	0.33
Cash dividends per share	0.10	0.075
Book value per share	17.79	17.04
Tangible book value per share	14.49	13.78
Dividend payout ratio	41.85%	22.40%

Financial Ratios (Annualized):
Return on average assets	0.65%	0.97%
Return on average shareholders' equity	5.44	8.06
Total shareholders' equity to total assets	12.06	12.07
Tangible shareholders' equity to tangible assets	10.05	9.99
Net interest margin-fully taxable equivalent	3.56	3.56

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	0.04%	0.03%
Provision for credit losses to average loans and leases	0.04	(0.21)
Allowance for credit losses to net loans and leases	1.21	1.40
Allowance for credit losses to NPLs	134.23	222.33
Allowance for credit losses to NPAs	118.31	152.94
NPLs to net loans and leases	0.90	0.63
NPAs to net loans and leases	1.02	0.92

Capital Adequacy:
Common equity Tier 1 capital	12.14%	12.60%
Tier 1 capital	12.34	12.60
Total capital	13.43	13.83
Tier 1 leverage capital	10.61	10.30

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

	March 31,
	2016	2015

	(Dollars in thousands, except per share data)
Tangible Assets:
Total assets	$ 13,926,398	$ 13,630,322
Less: Goodwill	291,498	291,498
Other identifiable intangible assets	19,664	23,476
Total tangible assets	$ 13,615,236	$ 13,315,348

Tangible Shareholders' Equity:
Total shareholders' equity	$ 1,679,793	$ 1,645,208
Less: Goodwill	291,498	291,498
Other identifiable intangible assets	19,664	23,476
Total tangible shareholders' equity	$ 1,368,631	$ 1,330,234

Total common shares outstanding	94,438,626	96,544,502

Tangible shareholders' equity to tangible assets	10.05%	9.99%

Tangible book value per share	$ 14.49	$ 13.78

FINANCIAL HIGHLIGHTS

The Company reported net income of $22.5 million for the first quarter of 2016, compared to net income of $32.3 million for the same quarter of 2015.  A factor contributing to the decrease in net income for the three months ended March 31, 2016 was the increase in interest revenue being more than offset by the increase in noninterest expense, as noninterest expense was $142.3 million for the first quarter of 2016,  compared to $136.9 million for the first quarter of 2015.  The increase in noninterest expense for the comparable three-month periods is a result of a regulatory settlement charge of $10.3 million being recorded in the first quarter of 2016 and no such charge occurring in the first quarter of 2015.  Another factor contributing to the decrease in net income was the provision for credit losses of $1.0 million for the three months ended March 31, 2016 compared to a negative provision of $5.0 million for the three months ended March 31, 2015. The negative provision for credit losses during the first quarter of 2015 reflected the impact of elevated levels of recoveries and continued improvement in portfolio credit.  Net chargeoffs were $1.0 million, or 0.04% of average loans and leases, during the first quarter of 2016, compared to net charge-offs of approximately  $783,000, or 0.03% of average loans and leases, during the first quarter of 2015.

The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $111.2 million for the first quarter of 2016, an increase of $5.1 million, or 4.8%, from  $106.1 million for the first quarter of 2015.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest-bearing liabilities.  The Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The increase in net interest revenue for the first quarter of 2016 compared to the first quarter of 2015 was primarily a result of the increase in interest revenue related to loans and leases due to the increasing loan portfolio coupled with the decrease in interest expense related to the decrease in rates paid on interest-bearing liabilities.  Rates paid on interest-bearing liabilities decreased as a result of reduced average balances and rates on other time deposits.

Interest revenue increased $4.5 million or 3.9%, in the first quarter of 2016 compared to the first quarter of 2015.  The Company has managed to increase loans as new loan production more than offset loan runoff in most loan categories since March 31, 2015.  The decrease in interest expense was the result of a decrease in other time deposits and the corresponding rates, which resulted in a decrease in total interest expense of approximately $611,000, or 8.2%, in the first quarter of 2016 compared to the first quarter of 2015.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue decreased $7.8 million, or 10.6%, for the first quarter of 2016 compared to the first quarter of 2015.  One of the primary contributors to the fluctuations in noninterest revenue was mortgage lending revenue.  Mortgage lending revenue decreased to $2.6 million for the first quarter of 2016 compared to $8.6 million for the first quarter of 2015.  The first quarter decrease in mortgage lending revenue was impacted by the change in MSRs.  The fair value of MSRs decreased $8.0 million during the first quarter of 2016 compared to $3.0 million during the first quarter of 2015.  Mortgage origination volume remained consistent at  $315.4 million for the first quarter of 2016 compared to $311.1 million for the first quarter of 2015.

Insurance Commissions remained relatively stable for the first three months of 2016 compared to the first three months of 2015.  Wealth management revenue decreased to $5.1 million during the first three months ended March 31, 2016 compared to $6.2 million during the first three months ended March 31, 2015 as a result of fewer sales of brokerage and annuity products. There were no significant non-recurring noninterest revenue items during the first three months of 2016 or 2015.

Total noninterest expense increased 3.9% to $142.3 million for the first quarter of 2016 compared to $136.9 million for the first quarter of 2015.  The increase in noninterest expense during the first three months of 2016 compared to the first three months of 2015 was primarily a result of a pre-tax charge of $10.3 million related to a probable and estimable liability associated with an ongoing regulatory matter. The major components of net income are discussed in more detail below.

RESULTS OF OPERATIONS

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  The Company’s long-term objective is to manage interest-earning assets and interest-bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following table presents average interest earning assets, average interest-bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 10,372.9	$ 108.7	4.22%	$ 9,671.0	$ 103.1	4.32%
Loans held for sale	103.2	1.0	3.83%	109.3	0.9	3.36%
Available-for-sale securities:
Taxable	1,687.5	5.9	1.40%	1,800.9	6.8	1.54%
Non-taxable (3)	350.3	4.7	5.36%	390.1	5.2	5.40%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	316.1	0.2	0.33%	426.8	0.2	0.22%
Total interest earning
assets and revenue	12,830.0	120.5	3.78%	12,398.1	116.2	3.80%
Other assets	1,148.3			1,200.9
Less: Allowance for credit losses	(126.6)			(141.3)
Total	$ 13,851.7			$ 13,457.7

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 5,102.6	$ 2.2	0.17%	$ 4,985.6	$ 2.2	0.18%
Savings	1,468.3	0.4	0.12%	1,358.6	0.4	0.12%
Other time	1,845.7	3.4	0.73%	1,974.2	4.0	0.82%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	441.7	0.1	0.14%	401.3	0.1	0.12%
Junior subordinated debt securities	23.2	0.2	3.18%	23.2	0.2	2.84%
Long-term debt	67.8	0.5	3.08%	76.1	0.5	2.88%
Total interest bearing
liabilities and expense	8,949.3	6.8	0.31%	8,819.0	7.4	0.34%
Demand deposits -
noninterest bearing	3,014.9			2,807.8
Other liabilities	219.0			206.4
Total liabilities	12,183.2			11,833.2
Shareholders' equity	1,668.5			1,624.5
Total	$ 13,851.7			$ 13,457.7
Net interest revenue-FTE		$ 113.7			$ 108.8
Net interest margin-FTE			3.56%			3.56%
Net interest rate spread			3.47%			3.46%
Interest bearing liabilities to
interest earning assets			69.75%			71.13%

(1)  Includes taxable equivalent adjustment to interest of $0.9 million for both the three months ended March 31, 2016 and 2015, using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $1.7 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended March 31, 2016 increased $4.9 million, or 4.5%, compared to the same period in 2015.  The increase in net interest revenue-FTE for the comparable three-month periods was primarily a result of the increase in interest revenue-FTE related to the increase in average earning assets combined with the decrease in interest expense related to the decrease in rates on interest-bearing liabilities exceeding the effects of decreased yields on earning assets and increased average interest-bearing liabilities.  The increase in earning assets was a result of loan run-off being more than replaced with new lower yielding loans.  The decrease in earning asset yields was primarily a result of declining loan yields as interest rates continue to be at historically low levels.  Rates on interest-bearing liabilities decreased as a result of decreases in the average balance and rates paid on other time deposits.

Interest revenue-FTE for the three-month period ended March 31, 2016 increased $4.3 million, or 3.7%, compared to the same period in 2015.  The increase in interest revenue-FTE for this period was a result of the declining loan yields, as interest rates continued to be at historically low levels, being more than offset by loan growth noticed during the first quarter of 2016.  The yield on average interest-earning assets decreased 2 basis points for the first quarter of 2016 compared to the same period in 2015.  Average interest-earning assets increased $431.9 million, or 3.5%, for the three-month period ended March 31, 2016, compared to the same period in 2015.

Interest expense for the three-month period ended March 31, 2016 decreased approximately  $600,000, or 8.1%, compared to the same period in 2015.  The decrease in interest expense for these periods was a result of the decrease in other time deposits and their corresponding rates.  Average rates paid on interest-bearing liabilities decreased 3 basis points for the first quarter of 2016 compared to the first quarter of 2015.  Average interest-bearing liabilities increased $130.3 million, or 1.5%, for the first quarter of 2016 compared to the first quarter of 2015.    The increase in average interest-bearing liabilities for these periods was primarily a result of increases in average interest-bearing demand and savings deposits more than offsetting the decrease in other time deposits.

Net interest margin-FTE was 3.56% for both the three months ended March 31, 2016 and the three months ended March 31, 2015.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or re-pricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at March 31, 2016:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years

	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$ 148,915	$ -	$ -	$ -
Available-for-sale and trading securities	137,664	375,051	1,398,595	105,063
Loans and leases, net of unearned income	3,533,962	2,249,875	3,821,965	838,895
Loans held for sale	150,046	-	-	-
Total interest earning assets	3,970,587	2,624,926	5,220,560	943,958
Interest bearing liabilities:
Interest bearing demand and savings deposits	6,540,507	-	-	-
Other time deposits	310,487	744,162	787,899	321
Federal funds purchased and securities
sold under agreement to repurchase,
short-term FHLB borrowings and other
short-term borrowings	431,089	-	-	-
Long-term debt and junior
subordinated debt securities	-	-	67,681	23,198
Other	4	-	-	-
Total interest bearing liabilities	7,282,087	744,162	855,580	23,519
Interest rate sensitivity gap	$ (3,311,500)	$ 1,880,764	$ 4,364,980	$ 920,439
Cumulative interest sensitivity gap	$ (3,311,500)	$ (1,430,736)	$ 2,934,244	$ 3,854,683

In the event interest rates increase after March 31, 2016, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest-earning assets.  However, the Company’s historical repricing sensitivity on interest-bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after March 31, 2016, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest-bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at March 31, 2016 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.

As of March 31, 2016, the Bank had $2.4  billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.14%, an average maturity of 174 months and a fully-indexed interest rate of 4.14% at March 31, 2016.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At March 31, 2016, the Company had $528.0 million, $3.4  billion and $701.1 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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

The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of March 31, 2016 and 2015 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.

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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	March 31, 2016	March 31, 2015
+400 basis points	9.5%	7.9%
+300 basis points	10.8%	9.6%
+200 basis points	10.4%	9.3%
+100 basis points	5.2%	4.1%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	March 31, 2016	March 31, 2015
+400 basis points	27.9%	30.6%
+300 basis points	21.5%	23.3%
+200 basis points	14.4%	14.3%
+100 basis points	6.9%	6.9%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	March 31, 2016	March 31, 2015
+200 basis points	4.5%	3.6%
-200 basis points	NM	NM
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

At March 31, 2016, impaired loans totaled $49.6 million, which was net of cumulative charge-offs of $10.7 million.  Additionally, the Company had specific reserves for impaired loans of $2.3 million included in the allowance for credit losses.  Impaired loans at March 31, 2016 were primarily from the Company’s commercial real estate and commercial and industrial-owner occupied portfolios.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, OREO marketing period of 180-360 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.

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

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended
	March 31,
	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$ 126,458	$ 142,443

Loans and leases charged off:
Commercial and industrial	(140)	(383)
Real estate
Consumer mortgages	(710)	(892)
Home equity	(550)	(498)
Agricultural	(11)	(8)
Commercial and industrial-owner occupied	(154)	(394)
Construction, acquisition and development	(226)	(343)
Commercial real estate	(245)	(1,007)
Credit cards	(720)	(676)
All other	(487)	(579)
Total loans charged off	(3,243)	(4,780)

Recoveries:
Commercial and industrial	212	502
Real estate
Consumer mortgages	455	612
Home equity	80	241
Agricultural	36	269
Commercial and industrial-owner occupied	125	550
Construction, acquisition and development	272	604
Commercial real estate	683	720
Credit cards	181	153
All other	247	346
Total recoveries	2,291	3,997
Net charge-offs	(952)	(783)
Provision charged to operating expense	1,000	(5,000)
Balance, end of period	$ 126,506	$ 136,660

Average loans for period	$ 10,372,925	$ 9,670,987
Ratios:
Net charge-offs to average loans (annualized)	0.04%	0.03%
Provision for credit losses to average
loans and leases, net of unearned income (annualized)	0.04%	(0.21%)
Allowance for credit losses to loans
and leases, net of unearned income	1.21%	1.40%

Net chargeoffs were $1.0 million in the first quarter of 2016 compared to approximately $783,000 in the first quarter of 2015.  Continued loan growth contributed to a provision for credit losses of $1.0 million being recorded in the first quarter of 2016 compared to a negative $5.0 million provision recorded in the first quarter of 2015.

Annualized net chargeoffs as a percentage of average loans and leases for the first quarter of 2016 were 0.04% and were consistent with 0.03% for the first quarter of 2015.  Total charge-offs were $3.2 million for the three-month period ended March 31, 2016 compared to $4.8 million for the three-month period ended March 31, 2015 with 44.1% of the first three months of 2016 charge-offs being noticed in the consumer real estate and credit card portfolios. Total recoveries were $2.3 million for the three-month period ended March 31, 2016 compared to $4.0 million for the three- period ended March 31, 2015 with 29.8% of the first three months 2016 recoveries being received in the commercial real estate portfolio.

A $1.0 million provision for credit losses was recorded for the first three months of 2016 while a $5.0 million negative provision was recorded for the first three months of 2015.  The provision for credit losses for the first three months of 2016 was primarily a result of continued loan growth combined with stable credit quality metrics. The negative provision for credit losses for the first three months of 2015 was a result of improving credit trends, including the decrease in net charge-offs, fewer loans being identified for impairment, continued stabilization in values of previously impaired loans, and a significant decrease in NPLs.  As of March 31, 2016 and 2015, 61% and 46%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 82% and 84% of their contractual principal balance at March 31, 2016 and 2015, respectively.

The allowance for credit losses decreased $10.2  million to $126.5 million at March 31, 2016 compared to $136.7 million at March 31, 2015.  The decrease was a result of improving credit metrics since March 31, 2015, including reductions in classified loans and lower net charge-off levels.

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

	March 31,				December 31,
	2016		2015		2015
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$19,280	16.4%	$21,021	17.2%	$ 17,583	16.8%
Real estate
Consumer mortgages	33,346	23.7	39,071	23.6	33,198	23.8
Home equity	7,033	5.8	9,546	5.5	6,949	5.7
Agricultural	2,401	2.3	3,146	2.4	2,524	2.5
Commercial and industrial-owner occupied	14,749	15.8	15,664	15.5	14,607	15.5
Construction, acquisition and development	14,664	9.2	9,913	9.2	15,925	9.1
Commercial real estate	25,413	21.3	21,502	20.4	25,508	21.0
Credit cards	3,240	1.0	5,319	1.1	4,047	1.1
All other	6,380	4.5	11,478	5.1	6,117	4.5
Total	$126,506	100.0%	$ 136,660	100.0%	$ 126,458	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months ended March 31, 2016 and 2015 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	March 31,
	2016	2015	% Change

	(Dollars in thousands)
Mortgage lending	$ 2,618	$ 8,567	(69.4)%
Credit card, debit card and merchant fees	8,961	8,539	4.9
Deposit service charges	11,014	11,252	(2.1)
Securities gains, net	2	14	(85.7)
Insurance commissions	33,249	33,493	(0.7)
Trust income*	3,430	4,036	(15.0)
Annuity fees *	477	558	(14.5)
Brokerage commissions and fees*	1,202	1,616	(25.6)
Bank-owned life insurance	1,893	1,899	(0.3)
Other miscellaneous income	2,669	3,341	(20.1)
Total noninterest revenue	$ 65,515	$ 73,315	(10.6)%
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

In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first three months of 2016, three mortgage loans totaling approximately $63,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $41,000 was recognized related to these repurchased or make whole loans. During 2015, 24 mortgage loans totaling $2.0 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $442,000 were recognized related to these repurchased and make whole loans.

At March 31, 2016, the Company had accrued $1.3 million for its estimate of losses from representation and warranty obligations.  The reserve was based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

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

Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $315.4 million and $311.1 million produced origination revenue of $7.2 million and $8.9 million for the quarters ended March 31, 2016 and 2015, respectively.  The decrease in mortgage origination revenue for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is a result of the applicable changes in the locked pipelines. During the first quarter of 2016, the locked pipeline increased by $54.0 million while during the first quarter of 2015 the locked pipeline increased $122.0 million.

Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $4.7  million and $4.3 million for the quarters ended March 31, 2016 and 2015, respectively.

Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $1.4 million and $1.6 million for the quarters ended March 31, 2016 and 2015, respectively.  The Company began piloting a hedge of the change in fair value of its MSRs during the fourth quarter of 2015.  As of March 31, 2016, the Company had a hedge in place designed to cover approximately 3% of the MSR value. The Company is susceptible to fluctuations in their value in changing interest rate environments.  Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $8.0 million and $3.0 million for the quarters ended March 31, 2016 and 2015, respectively.

	Three months ended
	March 31,
	2016	2015	% Change

	(Dollars in thousands)
Mortgage lending:
Origination	$ 7,208	$ 8,914	(19.1)%
Servicing	4,744	4,256	11.5
Payoffs/Paydowns	(1,380)	(1,564)	(11.8)
	10,572	11,606
MSR market value adjustment	(7,954)	(3,039)	NM
Mortgage lending revenue	$ 2,618	$ 8,567	(69.4)%

	(Dollars in millions)
Origination volume	$ 315	$ 311	1.3%
Outstanding principal balance of
mortgage loans serviced at year-end	$ 6,096	$ 5,706	6.8%

NM=Not meaningful

Credit card, debit card and merchant fees increased slightly for the comparable three-month periods as a result of new account volume noticed since March 31, 2015.    Deposit service charge revenue decreased slightly when comparing the three-month periods ended March 31, 2016 and 2015 due to modifications made on the calculation and assessment of overdraft fees since March 31, 2015.

Net security gains of approximately $2,000 for the three-month period ended March 31, 2016 and net security gains of approximately $14,000 for the three-month period ended March 31, 2015 were a result of sales and calls of available-for-sale securities.

Insurance commissions remained relatively stable for the first quarter of 2016 compared to the first quarter of 2015.    Trust income decreased 15.0% during the first quarter of 2016 compared to the first quarter of 2015 as a result of an executor fee taken on a large estate during the first quarter of 2015 with no similar fee noticed in the first quarter of 2016.    Annuity fees decreased 14.5% for the first quarter of 2016 compared to the first quarter of 2015 as a result of less annuity sales during the first three months of 2016 compared to the first three months of 2015.  Brokerage commissions and fees decreased 25.6% for the comparable three-month period as a result of decreases in sales of all brokerage products. Bank-owned life insurance remained relatively stable for the comparable three-month period.  Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items decreased 20.1% for the comparable three-month period ended March 31, 2016 and 2015 primarily as a result of decreases in miscellaneous other investment income.

 Noninterest Expense

The components of noninterest expense for the three months ended March 31, 2016 and 2015 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	March 31,
	2016	2015	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 82,467	$ 81,179	1.6%
Occupancy, net	10,273	10,194	0.8
Equipment	3,765	3,974	(5.3)
Deposit insurance assessments	2,288	2,311	(1.0)
Regulatory settlement	10,277	-	NM
Advertising	633	781	(19.0)
Foreclosed property expense	1,181	1,971	(40.1)
Telecommunications	1,295	1,314	(1.4)
Public relations	661	685	(3.5)
Data processing	6,391	6,002	6.5
Computer software	2,660	2,606	2.1
Amortization of intangibles	880	1,032	(14.7)
Legal fees	4,535	7,681	(41.0)
Merger expense	1	-	NM
Postage and shipping	1,117	1,172	(4.7)
Other miscellaneous expense	13,876	16,031	(13.4)
Total noninterest expense	$ 142,300	$ 136,933	3.9%

NM= Not meaningful

Salaries and employee benefit expense remained relatively stable increasing 1.6% for the three months ended March 31, 2016 compared to the same period in 2015.  Occupancy expense remained relatively stable for the three months ended March 31, 2016 compared to the same period in 2015.  Equipment expense decreased 5.3% for the comparable three-month periods as a result of decreases in depreciation expense.  Deposit insurance assessments remained relatively stable for the comparable three-month periods.  A pre-tax charge of $10.3 million was recorded during the first quarter of 2016 related to a probable and estimable liability associated with ongoing regulatory matters.

Foreclosed property expense decreased 40.1% for the comparable three months ended March 31, 2016, as a result of fewer writedowns of foreclosed property.  During the first three months of 2016, the Company added $1.4 million to OREO through foreclosures.  Sales of OREO in the first three months of 2016 were $2.8 million, resulting in a net loss of approximately $246,000.  The components of foreclosed property expense for the three months ended March 31, 2016 and 2015 and the percentage change between periods are shown in the following tables:

	Three months ended
	March 31,
	2016	2015	% Change
	(Dollars in thousands)
(Gain) loss on sale of other real estate owned	$ 246	$ (779)	NM
Writedown of other real estate owned	596	2,173	(72.6)%
Other foreclosed property expense	339	577	(41.2)
Total foreclosed property expense	$ 1,181	$ 1,971	(40.1)%

NM= Not meaningful

While the Company experienced some fluctuations in various components of other noninterest expense, the primary fluctuations included the decrease in legal fees and other miscellaneous expense for the first three months of 2016 compared to the first three months of 2015.  The decrease in legal and other miscellaneous expense is a result of additional costs recorded during the first quarter of 2015 related to litigation reserves for various legal matters, consulting and compliance services with no similar costs recorded during the first quarter of 2016. These consulting and compliance services were related to BSA and AML compliance remediation.

Income Tax

The Company recorded income tax expense of $10.8 million for the first quarter ended March 31, 2016 and $15.2 million for the first quarter of 2015.  The primary differences between the Company’s recorded expense for the first quarter of 2016 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income and other tax preference items.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at March 31, 2016 were $12.8  billion, or 91.6% of total assets, compared with $12.7 billion, or 91.7% of total assets, at December 31, 2015.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 80.8% of average earning assets during the first quarter of 2016.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $10.4 billion at both March 31, 2016 and December 31, 2015.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	March 31,		December 31,
	2016	2015	2015

	(In thousands)

Commercial and industrial	$ 1,720,574	$ 1,682,215	$ 1,752,273
Real estate
Consumer mortgages	2,480,828	2,301,112	2,472,202
Home equity	605,228	538,042	589,752
Agricultural	239,422	236,898	259,360
Commercial and industrial-owner occupied	1,654,577	1,518,153	1,617,429
Construction, acquisition and development	966,362	892,730	945,045
Commercial real estate	2,233,742	1,993,473	2,188,048
Credit cards	106,714	106,287	112,165
All other	468,081	492,645	468,052
Gross Loans Total	10,475,528	9,761,555	10,404,326
Less: Unearned Income	30,831	34,585	31,548
Net Loans	$ 10,444,697	$ 9,726,970	$ 10,372,778

The following table shows the Company’s loans and leases, net of unearned income by segment, class and geographical location as of March 31, 2016:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 150,326	$ 188,911	$ 197,183	$ 702,459	$ 87,479	$ 120,117	$ 224,543	$ 45,459	$ 1,716,477
Real estate
Consumer mortgages	298,267	327,457	221,327	805,657	76,343	277,477	454,925	19,375	2,480,828
Home equity	91,297	41,653	65,239	223,097	23,336	144,591	14,238	1,777	605,228
Agricultural	7,714	82,747	26,854	67,290	3,196	12,274	39,347	-	239,422
Commercial and industrial-owner occupied	200,951	179,923	197,650	677,771	56,581	134,104	207,597	-	1,654,577
Construction, acquisition and development	114,795	104,591	66,009	308,487	23,923	140,730	207,826	1	966,362
Commercial real estate	339,339	362,449	244,741	599,878	198,505	179,555	309,275	-	2,233,742
Credit cards	-	-	-	-	-	-	-	106,714	106,714
All other	66,946	49,535	30,177	177,429	3,066	37,723	54,958	21,513	441,347
Total	$ 1,269,635	$ 1,337,266	$ 1,049,180	$ 3,562,068	$ 472,429	$ 1,046,571	$ 1,512,709	$ 194,839	$ 10,444,697

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of March 31, 2016:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total

	(In thousands)
Commercial and industrial	$ 34,225	$ 448,975	$ 960,251	$ 273,026	$ 1,716,477
Real estate
Consumer mortgages	6,391	247,240	512,970	1,714,227	2,480,828
Home equity	2,017	73,268	210,116	319,827	605,228
Agricultural	80	41,200	64,988	133,154	239,422
Commercial and industrial-owner occupied	24,220	147,425	430,765	1,052,167	1,654,577
Construction, acquisition and development	2,803	465,732	260,586	237,241	966,362
Commercial real estate	14,059	151,468	873,891	1,194,324	2,233,742
Credit cards	-	106,714	-	-	106,714
All other	11	195,739	178,250	67,347	441,347
Total	$ 83,806	$ 1,877,761	$ 3,491,817	$ 4,991,313	$ 10,444,697

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production.  Commercial and industrial loans outstanding decreased 1.8% from December 31, 2015 to March 31, 2016.

Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding increased 0.3% at March 31, 2016 compared to December 31, 2015.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding increased by 2.6% at March 31, 2016 compared to December 31, 2015.

Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding decreased by 7.7% from December 31, 2015 to March 31, 2016.

Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans increased 2.3% from December 31, 2015 to March 31, 2016.

Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. The Bank generally engages in construction and development lending only in local markets served by its branches. Construction, acquisition and development loans increased 2.3% from December 31, 2015 to March 31, 2016.

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

At March 31, 2016, the Company had $65.5 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $505,000 recognized as interest income during the first quarter of 2015.  There were no construction, acquisition and development loans with interest reserves that were on non-accrual status at March 31, 2016.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.

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

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial loans increased  2.1% from December 31, 2015 to March 31, 2016.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 4.9% from December 31, 2015 to March 31, 2016.

All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances, net of unearned income increased 0.1% from December 31, 2015 to March 31, 2016.

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

	March 31,		December 31,
	2016	2015	2015

	(Dollars in thousands)
Non-accrual loans and leases	$ 81,926	$ 54,418	$ 83,028
Loans 90 days or more past due, still accruing	4,567	1,615	2,013
Restructured loans and leases, still accruing	7,753	5,433	9,876
Total NPLs	94,246	61,466	94,917

Other real estate owned	12,685	27,889	14,759
Total NPAs	$ 106,931	$ 89,355	$ 109,676

NPLs to net loans and leases	0.90%	0.63%	0.92%
NPAs to net loans and leases	1.02%	0.92%	1.06%

NPLs remained relatively stable at $94.2 million at March 31, 2016 compared to $94.9 million at December 31, 2015 and increased 53.3%  from  $61.5 million at March 31, 2015.  Included in NPLs at March 31, 2016 were $49.6 million of loans that were impaired.  These impaired loans had a specific reserve of $2.3 million included in the allowance for credit losses of $126.5 million at March 31, 2016, and were net of $10.7 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2015 included $54.1 million of loans that were impaired.  These impaired loans had a specific reserve of $2.4 million included in the allowance for credit losses of $126.5 million at December 31, 2015.  NPLs at March 31, 2015 included $24.8 million of loans that were impaired.  These impaired loans had a specific reserve of approximately $388,000 included in the allowance for credit losses of $136.7 million at March 31, 2015.

Non-accrual loans at March 31, 2016 reflected an increase of $27.5 million, or 50.5%, compared to March 31, 2015.  While non-accrual loans are increasing in almost all loan categories when comparing March 31, 2016 to March 31, 2015, the primary increases in non-accrual loans are recognized in the real estate commercial and industrial owner-occupied and commercial real estate portfolios.    Non-accrual loans related to the real estate commercial and industrial owner-occupied portfolio increased  $6.9 million, or 71.7%, to $16.6 million at March 31, 2016 compared to $9.7 million at March 31, 2015. Non-accrual loans related to the commercial real estate portfolio increased  $8.3 million, or 74.8%, to $19.4 million at March 31, 2016 compared to $11.1 million at March 31, 2015.

The Bank’s NPLs are primarily located in Arkansas and Mississippi as these markets represent $56.0 million, or 59.4% of total NPLs of $94.2 million at March 31, 2016.  These areas have experienced a higher incidence of NPLs, primarily as a result of the downturn in the economic markets in these regions.  These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  The following table presents the NPLs by geographical location at March 31, 2016:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Alabama and Florida Panhandle	$ 1,269,635	$ -	$ 5,277	$ 387	$ 5,664	0.4%
Arkansas	1,337,266	-	7,612	1,907	9,519	0.7
Louisiana	1,049,180	-	8,290	-	8,290	0.8
Mississippi	3,562,068	-	43,719	2,782	46,501	1.3
Missouri	472,429	1,297	1,470	1,121	3,888	0.8
Tennessee	1,046,571	100	3,522	-	3,622	0.3
Texas	1,512,709	-	4,468	736	5,204	0.3
Other	194,839	3,170	7,568	820	11,558	5.9
Total	$ 10,444,697	$ 4,567	$ 81,926	$ 7,753	$ 94,246	0.9%

OREO decreased by $2.1 million to $12.7 million at March 31, 2016 compared to $14.8 million at December 31, 2015 and decreased by $15.2 million compared to $27.9 million at March 31, 2015.  OREO decreased as a result of sales of foreclosed properties exceeding new foreclosures coupled with writedowns that were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.

The Company has processes in place to review credits upon renewal or modification to determine if concessions are being granted that meet the requirements set forth in FASB ASC 310.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $22.4 million and $25.0 million at March 31, 2016 and December 31, 2015, respectively.  Restructured loans of $14.6 million and $15.1 million were included in the non-accrual loan category at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at March 31, 2016:

	March 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,672,249	$ -	$ 35,633	$ 394	$ -	$ 8,201	$ 1,716,477
Real estate
Consumer mortgages	2,407,869	-	69,215	11	-	3,733	2,480,828
Home equity	593,500	-	9,938	-	-	1,790	605,228
Agricultural	229,935	-	8,632	-	-	855	239,422
Commercial and industrial-owner occupied	1,595,424	-	47,293	-	-	11,860	1,654,577
Construction, acquisition and development	944,533	-	15,908	-	-	5,921	966,362
Commercial real estate	2,166,616	-	49,440	400	-	17,286	2,233,742
Credit cards	106,714	-	-	-	-	-	106,714
All other	436,409	-	4,838	100	-	-	441,347
Total	$ 10,153,249	$ -	$ 240,897	$ 905	$ -	$ 49,646	$ 10,444,697

(1) Impaired loans are shown exclusive of accruing troubled debt restructurings (“TDRs”)

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At March 31, 2016, the Bank had $2.6 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at March 31, 2016:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total

	(In thousands)
Pass	$ 10,151,638	$ 1,077	$ 500	$ 34	$ 10,153,249
Special Mention	-	-	-	-	-
Substandard	193,412	19,473	7,960	20,052	240,897
Doubtful	157	225	179	344	905
Loss	-	-	-	-	-
Impaired	20,312	10,051	2,498	16,785	49,646
Total	$ 10,365,519	$ 30,826	$ 11,137	$ 37,215	$ 10,444,697

All loan grade categories increased at March 31, 2016 compared to December 31, 2015 with the exception of the Impaired loan grade category, which decreased $1.7 million at March 31, 2016 compared to December 31, 2015.  Of the $240.9 million of Substandard loans and leases, 80.3% remained current as to scheduled repayment of principal and interest, with only 8.3% having outstanding balances that were 90 days or more past due at March 31, 2016.  Of the $49.6 million of Impaired loans and leases, 40.9% remained current as to scheduled repayment of principal and/or interest, with 33.8% having outstanding balances that were 90 days or more past due at March 31, 2016.

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

The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at March 31, 2016:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Commercial and industrial	$ 1,716,477	$ 150	$ 10,248	$ 776	$ 11,174	0.7%
Real estate
Consumer mortgages	2,480,828	2,823	22,968	645	26,436	1.1
Home equity	605,228	-	3,564	20	3,584	0.6
Agricultural	239,422	-	932	27	959	0.4
Commercial and industrial-owner occupied	1,654,577	1,297	16,633	3,360	21,290	1.3
Construction, acquisition and development	966,362	-	7,720	1,271	8,991	0.9
Commercial real estate	2,233,742	-	19,417	169	19,586	0.9
Credit cards	106,714	297	188	727	1,212	1.1
All other	441,347	-	256	758	1,014	0.2
Total	$ 10,444,697	$ 4,567	$ 81,926	$ 7,753	$ 94,246	0.9%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Available-for-sale securities were $2.0 billion and $2.1 billion at March 31, 2016 and December 31, 2015, respectively.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At March 31, 2016, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of March 31, 2016:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%

Available-for-sale Securities:	(Dollars in thousands)
Aaa	$ 1,620,907	81.9%	$ 1,634,375	81.1%
Aa1 to Aa3	126,199	6.4	136,901	6.8
A1 to A3	43,185	2.2	46,055	2.3
Not rated (1)	189,032	9.5	199,042	9.8
Total	$ 1,979,323	100.0%	$ 2,016,373	100.0%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $54.3 million and a market value of $58.4 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first quarter of 2016 that indicated the necessity of an earlier goodwill impairment assessment.

In the current environment, forecasting cash flows, credit losses and growth, in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $291.5 million at both March 31, 2016 and December 31, 2015.

Other Real Estate Owned

OREO totaled $12.7 million and $14.8 million at March 31, 2016 and December 31, 2015, respectively.  OREO at March 31, 2016 had aggregate loan balances at the time of foreclosure of $32.5 million.  OREO at December 31, 2015 had aggregate loan balances at the time of foreclosure of $37.5 million.  The following table presents the OREO by segment and class at March 31, 2016:

	March 31,		December 31,
	2016	2015	2015
	(In thousands)

Commercial and industrial	$ 74	$ 84	$ 84
Real estate
Consumer mortgages	1,697	1,699	2,477
Home equity	594	101	101
Agricultural	25	25	25
Commercial and industrial-owner occupied	1,051	1,990	1,074
Construction, acquisition and development	8,546	22,805	10,212
Commercial real estate	466	1,000	678
All other	232	185	108
Total	$ 12,685	$ 27,889	$ 14,759

Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.  While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the consumer mortgage, commercial and industrial-owner occupied and commercial real estate portfolios at March 31, 2016 suggested that a majority of additions to OREO in the near-term might be from these categories.

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

The following table presents the Company’s noninterest-bearing, interest-bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	March 31,	December 31,
	2016	2015	% Change

	(Dollars in millions)
Noninterest bearing demand	$ 3,103	$ 3,032	2.3%
Interest bearing demand	5,034	5,004	0.6
Savings	1,507	1,442	4.5
Other time	1,843	1,853	(0.5)
Total deposits	$ 11,487	$ 11,331	1.4%

The 1.4% increase in deposits at March 31, 2016 compared to December 31, 2015 was primarily a result of the increase in noninterest-bearing demand and savings deposits more than offsetting the decline in other time deposits.  The average maturity of time deposits at March 31, 2016 was 17.8 months, compared to 17.6 months at December 31, 2015.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company had no short-term borrowings from the FHLB at March 31, 2016 and $62.0 million at December 31, 2015.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had federal funds purchased and securities sold under agreement to repurchase of $431.1 million and $405.9 million at March 31, 2016 and December 31, 2015, respectively.

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

The Company had long-term borrowings from U.S. Bank totaling $37.7 million and $39.8 million at March 31, 2016 and December 31, 2015, respectively.  The Company also had long-term borrowings from the FHLB of $30.0 million at both March 31, 2016 and December 31, 2015.   The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.3 billion in additional borrowing capacity under the existing FHLB borrowing agreement at March 31, 2016.

The Company had non-binding federal funds borrowing arrangements with other banks aggregating $827.0 million at March 31, 2016.  The unencumbered fair value of the Company’s federal government and government agencies securities portfolio may provide substantial additional liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk‑based capital guidelines established by the Federal Reserve.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Common equity Tier 1 capital generally consist of common stock (plus related additional paid in capital) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions. Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered “well capitalized” for the Company’s Common equity Tier 1 capital, Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill)  are 6.5%, 8%, 10% and 5%, respectively.  The Company exceeded the required minimum levels for these ratios at March 31, 2016 and December 31, 2015 as follows:

	March 31, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth, Inc.
Common equity Tier 1 capital (to risk-weighted assets)	$ 1,415,373	12.14%	$ 1,402,041	12.07%
Tier 1 capital (to risk-weighted assets)	1,438,571	12.34	1,425,239	12.27
Total capital (to risk-weighted assets)	1,565,675	13.43	1,552,280	13.37
Tier 1 leverage capital (to average assets)	1,438,571	10.61	1,425,239	10.61

The FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the common equity Tier 1 capital, Tier 1 capital, total capital and leverage capital ratios must be at least 6.5%, 8%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at March 31, 2016 and December 31, 2015 as follows:

	March 31, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth Bank
Common equity Tier 1 capital (to risk-weighted assets)	$ 1,312,813	11.27%	$ 1,369,419	11.80%
Tier 1 capital (to risk-weighted assets)	1,312,813	11.27	1,369,419	11.80
Total capital (to risk-weighted assets)	1,439,917	12.37	1,496,460	12.90
Tier 1 leverage capital (to average assets)	1,312,813	9.71	1,369,419	10.23

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

On December 11, 2014, the Company announced a new stock repurchase program whereby the Company may acquire up to an aggregate of 6% or 5,764,000 shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between December 11, 2014 through November 30, 2016.  The extent and timing of any repurchases will depend on market conditions and other corporate, legal and regulatory considerations.  Repurchased shares will be held as authorized but unissued shares.  These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors.  On January 27, 2016, the Company announced this stock repurchase plan was terminated. At the time of termination, 2,882,000 shares had been repurchased under this program.

On January 27, 2016, the Company announced a new stock repurchase program whereby the Company may acquire up to an aggregate of 7,000,000 shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between January 27, 2016 through December 29, 2017. The extent and timing of any repurchases will depend on market conditions and other corporate, legal and regulatory considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. At March 31, 2016, no shares had been repurchased under this program.

The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation.  The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp.  The Company redeemed $8.25 million of the Junior Subordinated Debt Securities and $8.0 million of the related trust preferred securities assumed in the City Bancorp merger at par on January 8, 2014. The Company’s remaining $23.2 million in assumed trust preferred securities qualify as Tier 1 capital at March 31, 2016 under Federal Reserve guidelines.  At March 31, 2016, the $23.2 million in assumed trust preferred securities were callable at the option of the Company upon obtaining approval of the Federal Reserve.

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related accrual of $8.5 million as of March 31, 2016 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

On January 5, 2016, the Bank entered into an agreement to settle a class action lawsuit filed on May 18, 2010 by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenged the manner in which overdraft fees were charged and the policies related to the posting order of debit card and ATM transactions. The suit also made a claim under Arkansas’ consumer protection statute. The plaintiff was seeking to recover damages in an unspecified amount and equitable relief.  As a result of this agreement, the Company recorded an expense of $16.5 million in the fourth quarter of 2015, representing amounts to be paid in connection with the settlement net amounts the Company had already accrued for this legal proceeding in previous periods.  The proposed settlement is subject to preliminary and final court approval. Pursuant to the Court's order preliminarily approving the settlement, in the first quarter of 2016 the amounts accrued for settlement were paid into settlement escrow funds.    The Company can provide no assurance that such approval will occur in any specific time frame or at all.

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results.  The plaintiff is seeking to recover alleged damages in an unspecified amount, equitable and/or injunctive relief, and attorney’s fees. A motion to dismiss filed by the defendants was granted by the Court on January 5, 2015, and the plaintiff filed a notice of appeal of that decision on February 2, 2015.  On April 14, 2016, the Mississippi Supreme Court upheld the lower Court’s dismissal of the case against the Company. Although the plaintiff could petition for a rehearing by the Mississippi Court, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

The CFPB and the DOJ have been jointly investigating the Bank’s fair lending program. The Bank has begun settlement discussions with the CFPB and the DOJ, but there is no guarantee that a settlement agreement will be reached.  If the parties fail to reach an agreement on settlement terms, and if the CFPB and/or the DOJ determine to bring public enforcement actions, such actions could include demands for civil money penalties and/or assessments, changes to certain of the Bank’s business practices and/or compliance programs, enhanced monitoring and/or customer restitution.  Even though the Company and the Bank are unable at this time to determine the final terms on which these investigations will be resolved, the timing of such resolution or the impact of such resolution on the Company’s pending mergers, the Company accrued a total pre-tax charge of $13.8 million during the first quarter of 2016 to record a probable and estimable liability associated with this matter, as well as related legal and consulting expense, $10.3 million of which is reflected as regulatory settlement expense and $3.5 million of which is included in other noninterest expense. Should a final settlement be reached, the final liability could differ materially from this estimate, and if the CFPB and/or the DOJ do bring public enforcement actions, the resolution of such actions could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations during the period in which any such action is resolved.

CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2016, there was no material change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2016, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

On January 5, 2016, the Bank entered into an agreement to settle a class action lawsuit filed on May 18, 2010 by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenged the manner in which overdraft fees were charged and the policies related to the posting order of debit card and ATM transactions. The suit also made a claim under Arkansas’ consumer protection statute. The plaintiff was seeking to recover damages in an unspecified amount and equitable relief.  As a result of this agreement, the Company recorded an expense of $16.5 million in the fourth quarter of 2015, representing amounts to be paid in connection with the settlement net amounts the Company had already accrued for this legal proceeding in previous periods.  The proposed settlement is subject to preliminary and final court approval. Pursuant to the Court's order preliminarily approving the settlement, in the first quarter of 2016 the amounts accrued for settlement were paid into settlement escrow funds.    The Company can provide no assurance that such approval will occur in any specific time frame or at all.

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results.  The plaintiff is seeking to recover alleged damages in an unspecified amount, equitable and/or injunctive relief, and attorney’s fees. A motion to dismiss filed by the defendants was granted by the Court on January 5, 2015, and the plaintiff filed a notice of appeal of that decision on February 2, 2015.  On April 14, 2016, the Mississippi Supreme Court upheld the lower Court’s dismissal of the case against the Company. Although the plaintiff could petition for a rehearing by the Mississippi Court, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

The CFPB and the DOJ have been jointly investigating the Bank’s fair lending program. The Bank has begun settlement discussions with the CFPB and the DOJ, but there is no guarantee that a settlement agreement will be reached.  If the parties fail to reach an agreement on settlement terms, and if the CFPB and/or the DOJ determine to bring public enforcement actions, such actions could include demands for civil money penalties and/or assessments, changes to certain of the Bank’s business practices and/or compliance programs, enhanced monitoring and/or customer restitution.  Even though the Company and the Bank are unable at this time to determine the final terms on which these investigations will be resolved, the timing of such resolution or the impact of such resolution on the Company’s pending mergers, the Company accrued a total pre-tax charge of $13.8 million during the first quarter of 2016 to record a probable and estimable liability associated with this matter, as well as related legal and consulting expense, $10.3 million of which is reflected as regulatory settlement expense and $3.5 million of which is included in other noninterest expense. Should a final settlement be reached, the final liability could differ materially from this estimate, and if the CFPB and/or the DOJ do bring public enforcement actions, the resolution of such actions could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations during the period in which any such action is resolved.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased (1)(2)	Paid per Share	or Programs (2)	or Programs (2)
January 1- January 31	-	$ -	-	7,000,000
February 1-February 29	41,488	20.88	-	7,000,000
March 1-March 31	-	-	-	7,000,000

Total	41,488

(1) This column represents 41,488 shares redeemed in February 2016 from employees for tax witholding purposes for stock compensation.

(2) On December 11, 2014, the Company announced a stock repurchase program pursuant to which the  Company could purchase up to 5.8 million shares of its common stock during the period between December 11, 2014 and November 30, 2016.   On January 27, 2016, the Company announced the termination of this stock repurchase program, under which the Company had repurchased 2,882,000 shares of common stock, and the initiation of a new stock repurchase program pursuant to which the Company may purchase up to 7 million shares of its common stock during the period between January 27, 2016 and December 29, 2017.  No repurchases of common stock occurred pursuant to either program during the first quarter of 2016.

ITEM 5. OTHER INFORMATION

CFPB and DOJ Matters

The CFPB and the DOJ have been jointly investigating the Bank’s fair lending program. The Bank has begun settlement discussions with the CFPB and the DOJ, but there is no guarantee that a settlement agreement will be reached.  If the parties fail to reach an agreement on settlement terms, and if the CFPB and/or the DOJ determine to bring public enforcement actions, such actions could include demands for civil money penalties and/or assessments, changes to certain of the Bank’s business practices and/or compliance programs, enhanced monitoring and/or customer restitution.  Even though the Company and the Bank are unable at this time to determine the final terms on which these investigations will be resolved, the timing of such resolution or the impact of such resolution on the Company’s pending mergers, the Company accrued a total pre-tax charge of $13.8 million during the first quarter of 2016 to record a probable and estimable liability associated with this matter, as well as related legal and consulting expense, $10.3 million of which is reflected as regulatory settlement expense and $3.5 million of which is included in other noninterest expense. Should a final settlement be reached, the final liability could differ materially from this estimate, and if the CFPB and/or the DOJ do bring public enforcement actions, the resolution of such actions could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations during the period in which any such action is resolved.

ITEM 6.  EXHIBITS

(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (1)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (2)
	(c)	Amendment No. 2 to Agreement and Plan of Merger, dated June 30, 2015, by and between BancorpSouth, Inc. and Central Community Corporation. (3)
(3)	(a)	Amended and Restated Articles of Incorporation. (4)
	(b)	Amended and Restated Bylaws. (4)
(4)	(a)	Specimen Common Stock Certificate. (5)
	(b)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (6)

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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of March 31 2016 and 2015, and December 31, 2015, (ii) the Consolidated Statements of Income for the three-month periods ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three-month  periods ended March 31, 2016 and 20154, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

____________________________
(1)		Filed as Annex A to the Company's registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233) and incorporated by reference thereto.
(2)		Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(3)		Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference thereto.
(4)		Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 27, 2016 (file number 1-12991) and incorporated by reference thereto.
(5)		Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (file number 0-10826) and incorporated by reference thereto.
(6)		Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 333-72712) and incorporated by reference thereto.
(7)		Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.
*		Filed herewith.
**		Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.
(Registrant)

DATE: May 2, 2016	/s/ William L. Prater
William L. Prater
Senior Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (1)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (2)
	(c)	Amendment No. 2 to Agreement and Plan of Merger, dated June 30, 2015, by and between BancorpSouth, Inc. and Central Community Corporation. (3)
(3)	(a)	Amended and Restated Articles of Incorporation. (4)
	(b)	Amended and Restated Bylaws. (4)
(4)	(a)	Specimen Common Stock Certificate. (5)
	(b)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (6)
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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of March 31 2016 and 2015, and December 31, 2015, (ii) the Consolidated Statements of Income for the three-month periods ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three-month  periods ended March 31, 2016 and 20154, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

____________________________
(1)		Filed as Annex A to the Company's registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233) and incorporated by reference thereto.

(2)	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 27, 2016 (file number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (file number 0-10826) and incorporated by reference thereto.
(6)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 333-72712) and incorporated by reference thereto.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.
*	Filed herewith.
**	Furnished herewith.