Form 10-Q
period 2016-06-30
BANCORPSOUTH INC
filed 2016-08-08
CIK 701853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________________________

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,  2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________    to    ________________

Commission File Number:    001-12991

BANCORPSOUTH, INC.

(Exact name of registrant as specified in its charter)

Mississippi	64-0659571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Mississippi Plaza, 201 South Spring Street Tupelo, Mississippi	38804
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (662) 680-2000

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

 As of August 1, 2016, the registrant had outstanding 94,566,789 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

TABLE OF CONTENTS

PART I.	Financial Information		Page
	ITEM 1.	Financial Statements
		Consolidated Balance Sheets June 30, 2016 and 2015 (Unaudited) and December 31, 2015	3
		Consolidated Statements of Income (Unaudited)
		Three Months and Six Months ended June 30, 2016 and 2015	4
		Consolidated Statements of Comprehensive Income (Unaudited)
		Three Months and Six Months ended June 30, 2016 and 2015	5
		Consolidated Statements of Cash Flows (Unaudited)
		Six Months ended June 30, 2016 and 2015	6
		Notes to Consolidated Financial Statements (Unaudited)	7
	ITEM 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	42
	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	77
	ITEM 4.	Controls and Procedures	77

PART II.	Other Information
	ITEM 1.	Legal Proceedings	77
	ITEM 1A.	Risk Factors	79
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79
	ITEM 6.	Exhibits	79

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
	2016	2015	2015
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$ 186,381	$ 154,192	$ 183,541
Interest bearing deposits with other banks	86,472	43,777	34,438
Available-for-sale securities, at fair value	2,103,883	2,082,329	2,251,153
Loans and leases	10,604,547	10,404,326	10,041,455
Less: Unearned income	28,569	31,548	33,884
Allowance for credit losses	126,935	126,458	138,312
Net loans and leases	10,449,043	10,246,320	9,869,259
Loans held for sale, at fair value	210,698	157,907	199,370
Premises and equipment, net	305,694	308,125	303,837
Accrued interest receivable	39,645	40,901	41,065
Goodwill	294,901	291,498	291,498
Other identifiable intangibles	20,831	20,545	22,415
Bank-owned life insurance	255,240	251,534	247,983
Other real estate owned	14,658	14,759	24,299
Other assets	169,714	186,775	166,073
TOTAL ASSETS	$ 14,137,160	$ 13,798,662	$ 13,634,931

LIABILITIES
Deposits:
Demand: Noninterest bearing	$ 3,133,460	$ 3,031,528	$ 2,911,972
Interest bearing	4,838,704	5,003,806	4,881,469
Savings	1,512,694	1,442,336	1,407,616
Other time	1,879,509	1,853,491	1,933,904
Total deposits	11,364,367	11,331,161	11,134,961
Federal funds purchased and securities
sold under agreement to repurchase	415,949	405,937	375,980
Short-term Federal Home Loan Bank borrowings
and other short-term borrowing	-	62,000	92,500
Accrued interest payable	3,727	3,071	3,494
Junior subordinated debt securities	23,198	23,198	23,198
Long-term debt	365,588	69,775	73,962
Other liabilities	251,288	248,076	250,640
TOTAL LIABILITIES	12,424,117	12,143,218	11,954,735

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 94,546,091
94,162,728 and 96,755,530 shares, respectively	236,365	235,407	241,889
Capital surplus	286,994	282,934	337,272
Accumulated other comprehensive loss	(27,587)	(41,825)	(41,288)
Retained earnings	1,217,271	1,178,928	1,142,323
TOTAL SHAREHOLDERS' EQUITY	1,713,043	1,655,444	1,680,196
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 14,137,160	$ 13,798,662	$ 13,634,931

 (1)  Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$ 109,078	$ 103,428	$ 216,883	$ 205,563
Deposits with other banks	229	126	492	362
Available-for-sale securities:
Taxable	6,009	6,424	11,897	13,268
Tax-exempt	2,924	3,335	5,956	6,712
Loans held for sale	1,183	1,317	2,167	2,222
Total interest revenue	119,423	114,630	237,395	228,127

INTEREST EXPENSE:
Deposits:
Interest bearing demand	2,208	2,262	4,371	4,445
Savings	451	426	894	838
Other time	3,436	3,827	6,790	7,835
Federal funds purchased and securities sold
under agreement to repurchase	159	85	299	167
Long-term debt	665	556	1,195	1,133
Junior subordinated debt	187	165	370	328
Other	1	-	1	(1)
Total interest expense	7,107	7,321	13,920	14,745
Net interest revenue	112,316	107,309	223,475	213,382
Provision for credit losses	2,000	(5,000)	3,000	(10,000)
Net interest revenue, after provision for
credit losses	110,316	112,309	220,475	223,382

NONINTEREST REVENUE:
Mortgage banking	9,043	14,102	11,661	22,669
Credit card, debit card and merchant fees	9,495	9,298	18,456	17,837
Deposit service charges	11,018	11,527	22,032	22,779
Security gains, net	86	41	88	55
Insurance commissions	28,803	29,319	62,052	62,812
Wealth management	5,347	5,508	10,456	11,718
Other	5,891	4,519	10,453	9,759
Total noninterest revenue	69,683	74,314	135,198	147,629

NONINTEREST EXPENSE:
Salaries and employee benefits	81,832	79,759	164,299	160,938
Occupancy, net of rental income	10,109	10,419	20,382	20,613
Equipment	3,295	4,024	7,060	7,998
Deposit insurance assessments	2,582	2,377	4,870	4,688
Regulatory settlement	-	-	10,277	-
Other	30,900	31,598	64,130	70,873
Total noninterest expense	128,718	128,177	271,018	265,110
Income before income taxes	51,281	58,446	84,655	105,901
Income tax expense	16,589	18,733	27,414	33,922
Net income	$ 34,692	$ 39,713	$ 57,241	$ 71,979

Earnings per share: Basic	$ 0.37	$ 0.41	$ 0.61	$ 0.75
Diluted	$ 0.37	$ 0.41	$ 0.60	$ 0.74

Dividends declared per common share	$ 0.10	$ 0.075	$ 0.20	$ 0.15

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands)
Net income	$ 34,692	$ 39,713	$ 57,241	$ 71,979
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities	3,624	(5,365)	12,372	178
Pension and other postretirement benefits	933	1,110	1,866	2,220
Other comprehensive income (loss), net of tax	4,557	(4,255)	14,238	2,398
Comprehensive income	$ 39,249	$ 35,458	$ 71,479	$ 74,377

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	June 30,
	2016	2015
	(In thousands)
Operating Activities:
Net income	$ 57,241	$ 71,979
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	3,000	(10,000)
Depreciation and amortization	12,606	13,411
Amortization of intangibles	1,749	2,093
Amortization of debt securities premium and discount, net	5,200	6,503
Share-based compensation expense	4,679	3,904
Security gains, net	(88)	(55)
Net deferred loan origination expense	(3,335)	(3,295)
Excess tax benefit from exercise of stock options	(1,103)	(702)
Decrease in interest receivable	1,256	920
Increase in interest payable	656	94
Realized gain on mortgages sold, net	(23,516)	(21,672)
Proceeds from mortgages sold	745,752	687,076
Origination of mortgages held for sale	(777,951)	(728,269)
Loss on other real estate owned, net	1,729	2,634
Increase in bank-owned life insurance	(3,706)	(3,649)
Other, net	16,261	12,949
Net cash provided by operating activities	40,430	33,921
Investing activities:
Proceeds from calls and maturities of available-for-sale securities	224,051	151,206
Proceeds from sales of available-for-sale securities	15	1,110
Purchases of available-for-sale securities	(229,469)	(261,356)
Net increase in loans and leases	(210,262)	(290,005)
Purchases of premises and equipment	(11,772)	(12,818)
Proceeds from sale of premises and equipment	949	139
Purchase of bank-owned life insurance, net of proceeds from death benefits	-	2,742
Acquisition of Insurance agency	(3,716)	-
Proceeds from sale of other real estate owned	6,219	11,468
Other, net	(50)	(12)
Net cash used in investing activities	(224,035)	(397,526)
Financing activities:
Net increase in deposits	33,206	162,622
Net (decrease) increase in short-term debt and other liabilities	(51,997)	76,806
Advances of long-term debt	300,000	-
Repayment of long-term debt	(4,187)	(4,186)
Issuance of common stock	207	5,168
Repurchase of common stock	(971)	(2,288)
Excess tax benefit from exercise of stock options	1,103	702
Payment of cash dividends	(18,872)	(14,490)
Net cash provided by financing activities	258,489	224,334

Increase (decrease) in cash and cash equivalents	74,884	(139,271)
Cash and cash equivalents at beginning of period	197,969	357,250
Cash and cash equivalents at end of period	$ 272,853	$ 217,979

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2016	2015
Supplemental Cash Flow Information	(In thousands)
Cash paid(received during the period for:
Income tax payments, net	$ 23,304	$ 33,903
Interest paid	13,264	14,651
Non-cash Activities
Transfers of loans to other real estate owned	7,874	4,534
Financed sales of other real estate owned	541	5,360
Transfers of loans held for sale to loan portfolio	-	75
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.  Certain 2015 amounts have been reclassified to conform with the 2016 presentation.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, BancorpSouth Bank (the “Bank”) and Gumtree Wholesale Insurance Brokers, Inc., and the Bank’s wholly-owned subsidiaries, BancorpSouth Insurance Services, Inc., BancorpSouth Municipal Development Corporation and BancorpSouth Bank Securities Corporation.

NOTE 2 – LOANS AND LEASES

The Company’s loan and lease portfolio is disaggregated into the following segments:  commercial and industrial; real estate; credit card; and all other.  The real estate segment is further disaggregated into the following classes:  consumer mortgages; home equity; agricultural; commercial and industrial-owner occupied; construction, acquisition and development; and commercial real estate.  A summary of gross loans and leases by segment and class as of the dates indicated follows:

	June 30,		December 31,
	2016	2015	2015

	(In thousands)

Commercial and industrial	$ 1,701,848	$ 1,735,444	$ 1,752,273
Real estate
Consumer mortgages	2,549,989	2,374,122	2,472,202
Home equity	614,686	558,460	589,752
Agricultural	251,566	239,884	259,360
Commercial and industrial-owner occupied	1,644,618	1,596,244	1,617,429
Construction, acquisition and development	1,021,218	860,407	945,045
Commercial real estate	2,254,653	2,081,394	2,188,048
Credit cards	108,101	110,552	112,165
All other	457,868	484,948	468,052
Gross loans and leases (1)	10,604,547	10,041,455	10,404,326
Less: Unearned income	28,569	33,884	31,548
Net loans and leases	$ 10,575,978	$ 10,007,571	$ 10,372,778
(1)	Gross loans and leases are net of deferred fees and costs.

The following table shows the Company’s loans and leases, net of unearned income, as of June 30, 2016 by segment, class and geographical location:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 146,268	$ 198,348	$ 196,156	$ 680,183	$ 93,190	$ 117,291	$ 221,574	$ 45,079	$ 1,698,089
Real estate
Consumer mortgages	318,323	326,634	225,181	815,895	80,713	286,004	472,988	24,251	2,549,989
Home equity	93,400	43,484	67,923	226,158	23,427	145,122	13,701	1,471	614,686
Agricultural	7,684	79,186	27,600	67,078	3,571	13,942	52,505	-	251,566
Commercial and industrial-owner occupied	199,074	174,811	198,307	668,400	49,294	140,535	214,197	-	1,644,618
Construction, acquisition and development	121,768	102,732	55,618	322,841	22,212	148,243	247,804	-	1,021,218
Commercial real estate	346,711	359,930	227,451	613,773	198,254	176,006	330,778	1,750	2,254,653
Credit cards	-	-	-	-	-	-	-	108,101	108,101
All other	71,387	47,848	29,070	172,686	4,189	34,789	53,328	19,761	433,058
Total	$ 1,304,615	$ 1,332,973	$ 1,027,306	$ 3,567,014	$ 474,850	$ 1,061,932	$ 1,606,875	$ 200,413	$ 10,575,978

There are no other loan and lease concentrations which exceed 10% of total loans and leases not already reflected in the preceding tables.  A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located.  The Company’s loan policy generally prohibits the use of interest reserves on loans originated after March 2010.  Certain of the construction, acquisition and development loans were structured with interest-only terms.  A portion of the consumer mortgage and commercial real estate portfolios were originated through the permanent financing of construction, acquisition and development loans.  Future economic distress could negatively impact borrowers’ and guarantors’ ability to repay their debt which would make more of the Company’s loans collateral dependent.

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at June 30, 2016 and December 31, 2015:

	June 30, 2016
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 5,563	$ 400	$ 5,647	$ 11,610	$ 1,686,479	$ 1,698,089	$ 82
Real estate
Consumer mortgages	14,287	4,648	11,405	30,340	2,519,649	2,549,989	1,502
Home equity	2,290	1,047	1,525	4,862	609,824	614,686	-
Agricultural	201	176	194	571	250,995	251,566	-
Commercial and industrial-owner occupied	3,952	336	8,532	12,820	1,631,798	1,644,618	-
Construction, acquisition and development	1,027	266	780	2,073	1,019,145	1,021,218	-
Commercial real estate	3,469	307	1,462	5,238	2,249,415	2,254,653	-
Credit cards	471	229	354	1,054	107,047	108,101	291
All other	672	67	222	961	432,097	433,058	-
Total	$ 31,932	$ 7,476	$ 30,121	$ 69,529	$ 10,506,449	$ 10,575,978	$ 1,875

	December 31, 2015
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 2,038	$ 817	$ 4,731	$ 7,586	$ 1,740,188	$ 1,747,774	$ 60
Real estate
Consumer mortgages	13,827	4,692	13,604	32,123	2,440,079	2,472,202	1,655
Home equity	2,589	268	1,896	4,753	584,999	589,752	-
Agricultural	176	139	-	315	259,045	259,360	-
Commercial and industrial-owner occupied	1,189	3,105	4,034	8,328	1,609,101	1,617,429	-
Construction, acquisition and development	1,017	207	2,409	3,633	941,412	945,045	-
Commercial real estate	2,840	187	6,286	9,313	2,178,735	2,188,048	-
Credit cards	420	343	323	1,086	111,079	112,165	298
All other	628	262	105	995	440,008	441,003	-
Total	$ 24,724	$ 10,020	$ 33,388	$ 68,132	$ 10,304,646	$ 10,372,778	$ 2,013

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

Substandard:  Loans where well-defined weaknesses exist that require corrective action to prevent further deterioration.  Loans are further characterized by the possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at June 30, 2016 and December 31, 2015:

	June 30, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,654,279	$ -	$ 36,866	$ 91	$ 384	$ 6,469	$ 1,698,089
Real estate
Consumer mortgages	2,482,105	298	66,614	14	-	958	2,549,989
Home equity	603,039	-	10,163	-	-	1,484	614,686
Agricultural	242,721	-	8,085	-	-	760	251,566
Commercial and industrial-owner occupied	1,585,978	516	45,682	375	-	12,067	1,644,618
Construction, acquisition and development	1,003,045	-	12,809	-	-	5,364	1,021,218
Commercial real estate	2,202,501	-	38,867	151	-	13,134	2,254,653
Credit cards	108,101	-	-	-	-	-	108,101
All other	424,932	-	8,027	99	-	-	433,058
Total	$ 10,306,701	$ 814	$ 227,113	$ 730	$ 384	$ 40,236	$ 10,575,978

	December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,721,118	$ -	$ 19,529	$ -	$ -	$ 7,127	$ 1,747,774
Real estate
Consumer mortgages	2,399,081	-	68,768	363	-	3,990	2,472,202
Home equity	577,539	-	10,418	-	-	1,795	589,752
Agricultural	250,579	-	7,909	-	-	872	259,360
Commercial and industrial-owner occupied	1,554,984	-	50,304	-	-	12,141	1,617,429
Construction, acquisition and development	920,372	-	17,090	-	-	7,583	945,045
Commercial real estate	2,124,448	-	45,658	161	-	17,781	2,188,048
Credit cards	112,165	-	-	-	-	-	112,165
All other	433,333	-	7,465	102	-	103	441,003
Total	$ 10,093,619	$ -	$ 227,141	$ 626	$ -	$ 51,392	$ 10,372,778
(1)	Impaired loans are shown exclusive of accruing troubled debt restructurings (“TDRs”)

The following tables provide details regarding impaired loans and leases, net of unearned income, which exclude accruing TDRs by segment and class as of and for the three months and six months ended June 30, 2016 and as of and for the year ended December 31, 2015:

	June 30, 2016
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Six months	Three months	Six months
	Investment	Balance of	Allowance	ended	ended	ended	ended
	in Impaired	Impaired	for Credit	June 30,	June 30,	June 30,	June 30,
	Loans (1)	Loans	Losses	2016	2016	2016	2016
	(In thousands)
With no related allowance:
Commercial and industrial	$ 5,968	$ 13,178	$ -	$ 6,583	$ 6,733	$ 29	$ 53
Real estate:
Consumer mortgages	958	1,344	-	1,943	2,767	8	21
Home equity	1,484	1,599	-	1,363	1,578	1	5
Agricultural	254	311	-	271	291	1	4
Commercial and industrial-owner occupied	12,067	13,735	-	11,608	10,913	96	204
Construction, acquisition and development	5,135	5,135	-	5,374	5,600	1	4
Commercial real estate	3,224	3,589	-	6,537	5,433	47	70
All other	-	-	-	-	-	-	-
Total	$ 29,090	$ 38,891	$ -	$ 33,679	$ 33,315	$ 183	$ 361

With an allowance:
Commercial and industrial	$ 501	$ 812	$ 71	$ 1,946	$ 1,228	$ 14	$ 19
Real estate:
Consumer mortgages	-	-	-	-	348	-	-
Home equity	-	-	-	261	131	1	1
Agricultural	506	506	124	521	535	-	-
Commercial and industrial-owner occupied	-	-	-	1,146	1,489	-	-
Construction, acquisition and development	229	229	4	229	686	-	-
Commercial real estate	9,910	9,910	2,871	7,544	9,998	38	101
All other	-	-	-	-	-	-	-
Total	$ 11,146	$ 11,457	$ 3,070	$ 11,647	$ 14,415	$ 53	$ 121

Total:
Commercial and industrial	$ 6,469	$ 13,990	$ 71	$ 8,529	$ 7,961	$ 43	$ 72
Real estate:
Consumer mortgages	958	1,344	-	1,943	3,115	8	21
Home equity	1,484	1,599	-	1,624	1,709	2	6
Agricultural	760	817	124	792	826	1	4
Commercial and industrial-owner occupied	12,067	13,735	-	12,754	12,402	96	204
Construction, acquisition and development	5,364	5,364	4	5,603	6,286	1	4
Commercial real estate	13,134	13,499	2,871	14,081	15,431	85	171
All other	-	-	-	-	-	-	-
Total	$ 40,236	$ 50,348	$ 3,070	$ 45,326	$ 47,730	$ 236	$ 482

(1)	Excludes $2.8 million of non-accruing TDRs.

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans (1)	Loans	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Commercial and industrial	$ 7,055	$ 13,986	$ -	$ 3,749	$ 95
Real estate:
Consumer mortgages	3,990	4,545	-	3,579	76
Home equity	1,795	1,795	-	744	7
Agricultural	322	380	-	142	6
Commercial and industrial-owner occupied	12,141	13,332	-	6,904	226
Construction, acquisition and development	5,969	6,052	-	3,553	25
Commercial real estate	5,017	6,879	-	7,944	202
All other	103	103	-	172	3
Total	$ 36,392	$ 47,072	$ -	$ 26,787	$ 640

With an allowance:
Commercial and industrial	$ 72	$ 383	$ 78	$ 3,635	$ 84
Real estate:
Consumer mortgages	-	-	-	368	9
Home equity	-	-	-	668	15
Agricultural	550	550	159	47	-
Commercial and industrial-owner occupied	-	-	326	1,866	51
Construction, acquisition and development	1,614	1,614	677	300	-
Commercial real estate	12,764	13,185	1,110	3,582	44
All other	-	-	-	-	-
Total	$ 15,000	$ 15,732	$ 2,350	$ 10,466	$ 203

Total:
Commercial and industrial	$ 7,127	$ 14,369	$ 78	$ 7,384	$ 179
Real estate:
Consumer mortgages	3,990	4,545	-	3,947	85
Home equity	1,795	1,795	-	1,412	22
Agricultural	872	930	159	189	6
Commercial and industrial-owner occupied	12,141	13,332	326	8,770	277
Construction, acquisition and development	7,583	7,666	677	3,853	25
Commercial real estate	17,781	20,064	1,110	11,526	246
All other	103	103	-	172	3
Total	$ 51,392	$ 62,804	$ 2,350	$ 37,253	$ 843
(1)	Excludes $2.6 million of non-accruing TDRs.

The following tables provide details regarding impaired loans and leases, net of unearned income, which include accruing TDRs, by segment and class as of and for the three months and six months ended June 30, 2016 and as of and for the year ended December 31, 2015:

	June 30, 2016
	Recorded	Unpaid Principal		Average Recorded Investment		Interest Income Recognized
	Investment	Balance of	Related	Three months	Six months	Three months	Six months
	in Impaired	Impaired Loans,	Allowance	ended	ended	ended	ended
	Loans, including	including	for Credit	June 30,	June 30,	June 30,	June 30,
	Accruing TDRs	Accruing TDRs	Losses	2016	2016	2016	2016
	(In thousands)
With no related allowance:
Commercial and industrial	$ 5,968	$ 13,178	$ -	$ 6,583	$ 6,733	$ 29	$ 53
Real estate:
Consumer mortgages	958	1,344	-	1,943	2,767	8	21
Home equity	1,485	1,599	-	1,363	1,578	1	5
Agricultural	253	311	-	271	291	1	4
Commercial and industrial-owner occupied	12,067	13,735	-	11,608	10,913	96	204
Construction, acquisition and development	5,135	5,135	-	5,374	5,600	1	4
Commercial real estate	3,224	3,589	-	6,537	5,433	47	70
All other	-	-	-	-	-	-	-
Total	$ 29,090	$ 38,891	$ -	$ 33,679	$ 33,315	$ 183	$ 361
With an allowance:
Commercial and industrial	$ 3,850	$ 4,181	$ 165	$ 5,243	$ 3,328	$ 49	$ 63
Real estate:
Consumer mortgages	1,762	2,023	332	1,458	1,856	11	22
Home equity	3	13	1	277	149	1	1
Agricultural	591	591	150	612	596	1	2
Commercial and industrial-owner occupied	2,922	3,482	207	4,014	5,680	16	61
Construction, acquisition and development	1,585	1,585	47	1,595	2,067	10	20
Commercial real estate	11,221	11,434	3,784	9,072	11,142	54	125
Credit card	902	902	29	885	921	89	179
All other	891	933	14	895	846	8	16
Total	$ 23,727	$ 25,144	$ 4,729	$ 24,051	$ 26,585	$ 239	$ 489
Total:
Commercial and industrial	$ 9,818	$ 17,359	$ 165	$ 11,826	$ 10,061	$ 78	$ 116
Real estate:
Consumer mortgages	2,720	3,367	332	3,401	4,623	19	43
Home equity	1,488	1,612	1	1,640	1,727	2	6
Agricultural	844	902	150	883	887	2	6
Commercial and industrial-owner occupied	14,989	17,217	207	15,622	16,593	112	265
Construction, acquisition and development	6,720	6,720	47	6,969	7,667	11	24
Commercial real estate	14,445	15,023	3,784	15,609	16,575	101	195
Credit card	902	902	29	885	921	89	179
All other	891	933	14	895	846	8	16
Total	$ 52,817	$ 64,035	$ 4,729	$ 57,730	$ 59,900	$ 422	$ 850

	December 31, 2015
	Recorded	Unpaid Principal
	Investment	Balance of	Related
	in Impaired	Impaired Loans,	Allowance	Average	Interest
	Loans, Including	Including	for Credit	Recorded	Income
	Accruing TDRs	Accruing TDRs	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 7,055	$ 13,986	$ -	$ 3,749	$ 95
Real estate:
Consumer mortgages	3,990	4,545	-	3,579	76
Home equity	1,795	1,795	-	744	7
Agricultural	322	380	-	142	6
Commercial and industrial-owner occupied	12,141	13,332	-	6,904	226
Construction, acquisition and development	5,969	6,052	-	3,553	25
Commercial real estate	5,017	6,879	-	7,944	202
All other	103	103	-	172	3
Total	$ 36,392	$ 47,072	$ -	$ 26,787	$ 640

With an allowance:
Commercial and industrial	$ 968	$ 1,294	$ 181	$ 4,251	$ 114
Real estate:
Consumer mortgages	1,787	1,896	226	2,056	75
Home equity	20	30	3	674	15
Agricultural	586	586	162	56	-
Commercial and industrial-owner occupied	5,900	6,245	518	6,816	235
Construction, acquisition and development	3,328	3,328	721	1,759	42
Commercial real estate	13,616	14,250	1,217	7,802	187
Credit cards	939	939	34	1,024	102
All other	405	604	30	213	7
Total	$ 27,549	$ 29,172	$ 3,092	$ 24,651	$ 777

Total:
Commercial and industrial	$ 8,023	$ 15,280	$ 181	$ 8,000	$ 209
Real estate:
Consumer mortgages	5,777	6,441	226	5,635	151
Home equity	1,815	1,825	3	1,418	22
Agricultural	908	966	162	198	6
Commercial and industrial-owner occupied	18,041	19,577	518	13,720	461
Construction, acquisition and development	9,297	9,380	721	5,312	67
Commercial real estate	18,633	21,129	1,217	15,746	389
Credit cards	939	939	34	1,024	102
All other	508	707	30	385	10
Total	$ 63,941	$ 76,244	$ 3,092	$ 51,438	$ 1,417

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables (“FASB ASC 310”), are loans greater than $500,000 for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement and all loans restructured in a TDR.  The Company’s recorded investment in loans considered impaired exclusive of accruing TDRs at June 30, 2016 and December 31,

2015 was $40.2 million and $51.4 million, respectively.  At June 30, 2016 and December 31, 2015, $11.1 million and $15.0 million, respectively, of those impaired loans had a valuation allowance of $3.1 million and $2.4 million, respectively.  The remaining balance of impaired loans of $29.1 million and $36.4 million at June 30, 2016 and December 31, 2015, respectively, have sufficient collateral supporting the collection of all outstanding principle or were charged down to fair value, less estimated selling costs.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as non-accruing TDRs totaled $14.1 million and $15.1 million at June 30, 2016 and December 31, 2015, respectively.

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

	June 30,		December 31,
	2016	2015	2015

	(In thousands)

Non-accrual loans and leases	$ 68,638	$ 67,766	$ 83,028
Loans and leases 90 days or more past due, still accruing	1,875	1,568	2,013
Restructured loans and leases, still accruing	9,687	10,109	9,876
Total non-performing loans and leases	$ 80,200	$ 79,443	$ 94,917

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At June 30, 2016, the Company’s geographic NPL distribution was concentrated primarily in its Arkansas, Louisiana and Mississippi markets.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	June 30,		December 31,
	2016	2015	2015

	(In thousands)
Commercial and industrial	$ 8,675	$ 9,740	$ 8,493
Real estate
Consumer mortgages	19,309	21,636	21,637
Home equity	2,734	3,550	4,021
Agricultural	1,107	259	921
Commercial and industrial-owner occupied	16,021	14,007	16,512
Construction, acquisition and development	6,086	5,411	9,130
Commercial real estate	14,197	12,397	21,741
Credit cards	159	157	188
All other	350	609	385
Total	$ 68,638	$ 67,766	$ 83,028

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  Other conditions that warrant a loan being considered a TDR include reductions in interest rates to below market rates due to bankruptcy plans or by the bank in an attempt to assist the borrower in working through liquidity problems.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as nonaccrual loans may generally be returned to accrual status in years after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower in accordance with the terms of the restructured loan.  During the second quarter of 2016, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan or a reduction in interest rates.

The following tables summarize the financial effect of TDRs recorded during the periods indicated:

	Three months ended June 30, 2016
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial and industrial	6	$ 2,630	$ 2,569
Real estate
Consumer mortgages	8	604	586
Home equity	1	3	3
Agricultural	1	67	67
Commercial and industrial-owner occupied	3	585	581
Commercial real estate	1	961	956
All other	-	-	-
Total	20	$ 4,850	$ 4,762

	Six months ended June 30, 2016
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial and industrial	9	$ 3,236	$ 3,174
Real estate
Consumer mortgages	12	723	704
Home equity	1	3	3
Agricultural	1	67	67
Commercial and industrial-owner occupied	3	585	581
Commercial real estate	2	3,687	1,318
All other	3	716	713
Total	31	$ 9,017	$ 6,560

	Year ended December 31, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	11	$ 1,472	$ 1,452
Real estate
Consumer mortgages	21	1,230	1,144
Home equity	1	20	20
Agricultural	3	37	36
Commercial and industrial-owner occupied	13	6,357	6,329
Construction, acquisition and development	3	217	215
Commercial real estate	9	12,565	12,144
All other	7	94	88
Total	68	$ 21,992	$ 21,428

The tables below summarize TDRs within the previous 12 months for which there was a payment default during the period indicated (i.e., 30 days or more past due at any given time during the period indicated).

	Three months ended June 30, 2016
	Number of	Recorded
	Contracts	Investment

	(Dollars in thousands)
Real estate
Consumer mortgages	2	$ 125
All other	1	15
Total	3	$ 140

	Six months ended June 30, 2016
	Number of	Recorded
	Contracts	Investment

	(Dollars in thousands)
Real estate
Consumer mortgages	4	$ 172
Commercial and industrial-owner occupied	1	406
Construction, acquisition and development	1	14
Commercial real estate	1	9,335
All other	2	20
Total	9	$ 9,947

	Year ended December 31, 2015
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	1	$ 84
Real estate
Consumer mortgages	4	226
Agricultural	1	20
Commercial and industrial-owner occupied	1	517
Commercial real estate	2	197
Total	9	$ 1,044

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Six months ended
	June 30, 2016
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 17,583	$ (888)	$ 551	$ 473	$ 17,719
Real estate
Consumer mortgages	33,198	(1,187)	954	260	33,225
Home equity	6,949	(774)	326	666	7,167
Agricultural	2,524	(21)	132	(272)	2,363
Commercial and industrial-owner occupied	14,607	(814)	226	(377)	13,642
Construction, acquisition and development	15,925	(506)	796	(679)	15,536
Commercial real estate	25,508	(1,115)	1,192	2,103	27,688
Credit cards	4,047	(1,334)	380	346	3,439
All other	6,117	(904)	463	480	6,156
Total	$ 126,458	$ (7,543)	$ 5,020	$ 3,000	$ 126,935

	Year ended
	December 31, 2015
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period

	(In thousands)
Commercial and industrial	$ 21,419	$ (10,022)	$ 2,035	$ 4,151	$ 17,583
Real estate
Consumer mortgages	40,015	(3,995)	2,693	(5,515)	33,198
Home equity	9,542	(1,204)	639	(2,028)	6,949
Agricultural	3,420	(33)	384	(1,247)	2,524
Commercial and industrial-owner occupied	16,325	(1,800)	2,834	(2,752)	14,607
Construction, acquisition and development	9,885	(1,039)	11,727	(4,648)	15,925
Commercial real estate	23,562	(3,723)	1,656	4,013	25,508
Credit cards	6,514	(2,632)	658	(493)	4,047
All other	11,761	(2,271)	1,108	(4,481)	6,117
Total	$ 142,443	$ (26,719)	$ 23,734	$ (13,000)	$ 126,458

	Six months ended
	June 30, 2015
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 21,419	$ (1,819)	$ 784	$ 1,094	$ 21,478
Real estate
Consumer mortgages	40,015	(1,467)	1,652	(1,895)	38,305
Home equity	9,542	(743)	426	408	9,633
Agricultural	3,420	(8)	305	(678)	3,039
Commercial and industrial-owner occupied	16,325	(798)	696	1,121	17,344
Construction, acquisition and development	9,885	(615)	9,582	(9,061)	9,791
Commercial real estate	23,562	(2,124)	1,320	(963)	21,795
Credit cards	6,514	(1,203)	336	(134)	5,513
All other	11,761	(1,020)	565	108	11,414
Total	$ 142,443	$ (9,797)	$ 15,666	$ (10,000)	$ 138,312

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated::

	June 30, 2016
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans (1)	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 6,469	$ 71	$ 17,648	$ 17,719
Real estate
Consumer mortgages	958	-	33,225	33,225
Home equity	1,484	-	7,167	7,167
Agricultural	760	124	2,239	2,363
Commercial and industrial-owner occupied	12,067	-	13,642	13,642
Construction, acquisition and development	5,364	4	15,532	15,536
Commercial real estate	13,134	2,871	24,817	27,688
Credit cards	-	-	3,439	3,439
All other	-	-	6,156	6,156
Total	$ 40,236	$ 3,070	$ 123,865	$ 126,935

	December 31, 2015
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans (1)	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 7,127	$ 78	$ 17,505	$ 17,583
Real estate
Consumer mortgages	3,990	-	33,198	33,198
Home equity	1,795	-	6,949	6,949
Agricultural	872	159	2,365	2,524
Commercial and industrial-owner occupied	12,141	326	14,281	14,607
Construction, acquisition and development	7,583	677	15,248	15,925
Commercial real estate	17,781	1,110	24,398	25,508
Credit cards	-	-	4,047	4,047
All other	103	-	6,117	6,117
Total	$ 51,392	$ 2,350	$ 124,108	$ 126,458
(1)	Impaired loans are shown exclusive of accruing troubled debt restructurings (“TDRs”)

Management evaluates impaired loans individually in determining the allowance for impaired loans.  As a result of the Company individually evaluating loans of $500,000 for impairment, further review of remaining loans collectively, as well as the corresponding potential allowance, would be immaterial in the opinion of management.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned (“OREO”) for the periods indicated:

	Six months ended		Year ended
	June 30,		December 31,
	2016	2015	2015

	(In thousands)
Balance at beginning of period	$ 14,759	$ 33,984	$ 33,984
Additions to foreclosed properties
New foreclosed properties	7,874	4,534	7,422
Reductions in foreclosed properties
Sales including realized gains and losses, net	(6,505)	(11,010)	(20,649)
Writedowns	(1,470)	(3,209)	(5,998)
Balance at end of period	$ 14,658	$ 24,299	$ 14,759

The following tables present the OREO by segment and class as of the dates indicated:

	June 30,		December 31,
	2016	2015	2015
	(In thousands)

Commercial and industrial	$ 74	$ 84	$ 84
Real estate
Consumer mortgages	2,109	2,048	2,477
Home equity	654	101	101
Agricultural	25	25	25
Commercial and industrial-owner occupied	1,272	1,214	1,074
Construction, acquisition and development	8,051	19,639	10,212
Commercial real estate	2,312	1,069	678
All other	161	119	108
Total	$ 14,658	$ 24,299	$ 14,759

The Company incurred total foreclosed property expenses of $1.3 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were approximately $886,000 and $1.2 million for the three months ended June 30, 2016 and 2015, respectively.   The Company incurred total foreclosed property expenses of $2.5 million and $3.6 million for the six months ended June 30, 2016 and 2015, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $1.7 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively.

NOTE 5 – SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of June 30, 2016 and 2015, respectively, and December 31, 2015 follows:

	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,302,238	$ 8,565	$ -	$ 1,310,803
Government agency issued residential
mortgage-backed securities	177,195	3,066	83	180,178
Government agency issued commercial
mortgage-backed securities	188,222	5,268	15	193,475
Obligations of states and political subdivisions	374,134	25,263	6	399,391
Other	19,173	863	-	20,036
Total	$ 2,060,962	$ 43,025	$ 104	$ 2,103,883

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,246,261	$ 826	$ 2,447	$ 1,244,640
Government agency issued residential
mortgage-backed securities	138,759	1,957	176	140,540
Government agency issued commercial
mortgage-backed securities	261,544	2,414	3,265	260,693
Obligations of states and political subdivisions	394,769	22,813	83	417,499
Other	18,112	845	-	18,957
Total	$ 2,059,445	$ 28,855	$ 5,971	$ 2,082,329

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,331,589	$ 5,341	$ 84	$ 1,336,846
Government agency issued residential
mortgage-backed securities	214,390	3,518	717	217,191
Government agency issued commercial
mortgage-backed securities	224,386	2,064	2,000	224,450
Obligations of states and political subdivisions	434,980	23,488	146	458,322
Other	13,123	1,221	-	14,344
Total	$ 2,218,468	$ 35,632	$ 2,947	$ 2,251,153

Gross gains of approximately $88,000 and no gross losses were recognized on available-for-sale securities during the first six months of 2016, while gross gains of approximately $55,000 and no gross losses were recognized during the first six months of 2015.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2016 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	June 30, 2016
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

	(Dollars in thousands)
Maturing in one year or less	$ 380,547	$ 381,075	0.91%
Maturing after one year through five years	1,023,283	1,033,003	1.36
Maturing after five years through ten years	49,906	53,281	5.77
Maturing after ten years	241,809	262,871	5.72
Mortgage-backed securities	365,417	373,653	2.08
Total	$ 2,060,962	$ 2,103,883

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at June 30, 2016 and December 31, 2015:

June 30, 2016
Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

(In thousands)
Government agency issued residential
mortgage-backed securities	$ 21,771	$ 76	$ 4,691	$ 7	$ 26,462	$ 83
Government agency issued commercial
mortgage-backed securities	14,049	13	658	2	14,707	15
Obligations of states and
political subdivisions	657	6	-	-	657	6
Total	$ 36,477	$ 95	$ 5,349	$ 9	$ 41,826	$ 104

	December 31, 2015
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 762,568	$ 2,447	$ -	$ -	$ 762,568	$ 2,447
Government agency issued residential mortgage-backed securities	34,238	176	-	-	34,238	176
Government agency issued commercial mortgage-backed securities	193,621	2,710	31,166	555	224,787	3,265
Obligations of states and political subdivisions	13,576	70	2,856	13	16,432	83
Total	$ 1,004,003	$ 5,403	$ 34,022	$ 568	$ 1,038,025	$ 5,971

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management has no intent to sell these securities until the full recovery of unrealized losses which may be until maturity, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during the first six months of 2016 or 2015.

NOTE 6 – PER SHARE DATA

Basic earnings per share (“EPS”) are calculated using the two-class method.  The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic EPS.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase approximately 37,800 and 51,300 shares of Company common stock with a weighted average exercise price of $24.59 and $24.78 per share for the three months and six months ended June 30, 2016 were excluded from diluted shares.  Antidilutive other equity awards of approximately 14,000 and 7,000 shares of Company common stock for the three months and six months ended June 30, 2016, respectively, were excluded from diluted shares.  Weighted-average antidilutive stock options to purchase approximately 32,400 of Company common stock with a weighted average exercise price of $25.31 per share for both the three months and six months ended June 30, 2015 were excluded from diluted shares. Antidilutive other equity awards of approximately 12,000 and 6,000 shares of Company common stock for the three months and six months ended June 30, 2015 were also excluded from diluted shares. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended June 30,
	2016			2015
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 34,692	94,461	$ 0.37	$ 39,713	96,626	$ 0.41
Effect of dilutive share-
based awards	-	234		-	332

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 34,692	94,695	$ 0.37	$ 39,713	96,958	$ 0.41

	Six months ended June 30,
	2016			2015
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 57,241	94,415	$ 0.61	$ 71,979	96,493	$ 0.75
Effect of dilutive share-
based awards	-	229		-	329

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 57,241	94,644	$ 0.60	$ 71,979	96,822	$ 0.74

NOTE 7 – COMPREHENSIVE INCOME

The following tables present the components of other comprehensive (loss) income and the related tax effects allocated to each component for the periods indicated:

	Three months ended June 30,
	2016			2015
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized gains (losses) on available-for-	(In thousands)
sale securities:
Unrealized gains (losses) arising during
holding period	$ 5,956	$ (2,279)	$ 3,677	$ (8,653)	$ 3,313	$ (5,340)
Reclassification adjustment for
net gains realized in net income (1)	(86)	33	(53)	(41)	16	(25)
Recognized employee benefit plan
net periodic benefit cost (2)	1,511	(578)	933	1,797	(687)	1,110
Other comprehensive income (loss)	$ 7,381	$ (2,824)	$ 4,557	$ (6,897)	$ 2,642	$ (4,255)
Net income			34,692			39,713
Comprehensive income			$ 39,249			$ 35,458

(1)  Reclassification adjustments for net gains (losses) on available-for-sale securities are reported as net security gains on the consolidated statements of income.

(2)  Recognized employee benefit plan net periodic benefit cost include recognized prior service cost and recognized net loss.  For more information, see Note 9 - Pension Benefits.

	Six months ended June 30,
	2016			2015
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized gains on available-for-	(In thousands)
sale securities:
Unrealized gains arising
during holding period	$ 20,125	$ (7,699)	$ 12,426	$ 380	$ (168)	$ 212
Reclassification adjustment for
net gains realized in net income (1)	(88)	34	(54)	(55)	21	(34)
Recognized employee benefit plan
net periodic benefit cost (2)	3,022	(1,156)	1,866	3,594	(1,374)	2,220
Other comprehensive income	$ 23,059	$ (8,821)	$ 14,238	$ 3,919	$ (1,521)	$ 2,398
Net income			57,241			71,979
Comprehensive income			$ 71,479			$ 74,377

(1)  Reclassification adjustments for net gains (losses) on available-for-sale securities are reported as net security gains on the consolidated statements of income.

(2)  Recognized employee benefit plan net periodic benefit cost include recognized prior service cost and recognized net loss.  For more information, see Note 9 - Pension Benefits.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the six months ended June 30, 2016 were as follows:

	Community	Insurance
	Banking	Agencies	Total

(In thousands)
Balance as of December 31, 2015	$ 217,618	$ 73,880	$ 291,498
Goodwill recorded during the period	-	3,403	3,403
Balance as of June 30, 2016	$ 217,618	$ 77,283	$ 294,901

The goodwill recorded in the Company’s Insurance Agencies reporting segment during the first six months of 2016 was related to an insurance agency acquired during the second quarter of 2016.

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first six months of 2016 that indicated the necessity of an earlier goodwill impairment assessment.

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

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	June 30, 2016		December 31, 2015
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:	(In thousands)
Core deposit intangibles	$ 27,801	$ 23,497	$ 27,801	$ 23,269
Customer relationship intangibles	43,918	28,854	49,639	34,922
Non-solicitation intangibles	1,550	775	1,650	1,042
Total	$ 73,269	$ 53,126	$ 79,090	$ 59,233

Unamortized intangible assets:
Trade names	$ 688	$ -	$ 688	$ -

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$ 111	$ 153	$ 228	$ 246
Customer relationship intangibles	700	796	1,338	1,622
Non-solicitation intangibles	58	112	183	225
Total	$ 869	$ 1,061	$ 1,749	$ 2,093

During the second quarter, customer relationship intangibles of $1.7 million with an amortization period of ten years was recorded as a result of the insurance agency acquisition.  Also during the second quarter, non-solicitation intangibles of approximately $350,000 with an amortization period of 3.5 years was recorded as a result of the insurance agency acquisition.

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2016 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total

Estimated Amortization Expense:	(In thousands)
For the year ending December 31, 2016	$ 451	$ 2,852	$ 282	$ 3,585
For the year ending December 31, 2017	419	2,669	298	3,386
For the year ending December 31, 2018	390	2,267	281	2,938
For the year ending December 31, 2019	363	1,916	98	2,377
For the year ending December 31, 2020	340	1,511	-	1,851

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands)
Service cost	$ 2,213	$ 2,615	$ 4,426	$ 5,230
Interest cost	2,341	2,588	4,682	5,176
Expected return on assets	(2,613)	(2,693)	(5,226)	(5,387)
Recognized prior service cost	(179)	(180)	(358)	(359)
Recognized net loss	1,690	1,976	3,380	3,952
Net periodic benefit costs	$ 3,452	$ 4,306	$ 6,904	$ 8,612

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

In December 2014, the FASB issued an ASU regarding accounting for share-based payments.  This ASU requires entities to apply existing guidance in Topic 718 to any performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The amendments in this update are effective for interim and annual periods beginning after December 15, 2015.  This ASU is not expected to have a material impact on the financial position and results of operations of the Company.

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

In March 2016, the FASB issued an ASU regarding stock compensation and improvements to employee share-based payment accounting.  This ASU changes five aspects of the accounting for share-based payment award transactions including 1) accounting for income taxes; 2) classification of excess tax benefits on the statement of cash flows; 3) forfeitures; 4) minimum statutory tax withholding requirements; 5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes.  This ASU is effective for interim and annual periods beginning after December 15, 2016.  The Company is still assessing the effect ASU 2016-09 will have on the financial statements.

In June 2016, the FASB issued an ASU regarding credit losses on financial instruments.  This ASU will provide financial statement users with more information regarding the expected credit losses on financial instruments and other commitments to extend credit at each reporting date rather than the incurred loss impairment method. This ASU is effective for interim and annual periods after December 15, 2019. The Company is currently evaluating the potential impact of this ASU on the financial statements.

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

Results of operations and selected financial information by operating segment for the three-month and six-month periods ended June 30, 2016 and 2015 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended June 30, 2016:
Results of Operations
Net interest revenue	$ 102,890	$ 16	$ 9,410	$ 112,316
Provision for credit losses	985	-	1,015	2,000
Net interest revenue after provision for credit losses	101,905	16	8,395	110,316
Noninterest revenue	20,734	28,543	20,406	69,683
Noninterest expense	75,162	24,781	28,775	128,718
Income (loss) before income taxes	47,477	3,778	26	51,281
Income tax expense (benefit)	16,078	1,511	(1,000)	16,589
Net income (loss)	$ 31,399	$ 2,267	$ 1,026	$ 34,692
Selected Financial Information
Total assets at end of period	$ 10,271,318	$ 219,280	$ 3,646,562	$ 14,137,160
Depreciation and amortization	5,280	1,034	$ 855	7,169

Three months ended June 30, 2015:
Results of Operations
Net interest revenue	$ 97,679	$ 35	$ 9,595	$ 107,309
Provision for credit losses	(5,831)	-	831	(5,000)
Net interest revenue after provision for credit losses	103,510	35	8,764	112,309
Noninterest revenue	20,224	29,280	24,810	74,314
Noninterest expense	74,749	25,296	28,132	128,177
Income before income taxes	48,985	4,019	5,442	58,446
Income tax expense	16,295	1,609	829	18,733
Net income	$ 32,690	$ 2,410	$ 4,613	$ 39,713
Selected Financial Information
Total assets at end of period	$ 9,868,018	$ 211,142	$ 3,555,771	$ 13,634,931
Depreciation and amortization	5,577	1,232	940	7,749

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total

	(In thousands)
Six months ended June 30, 2016
Results of Operations
Net interest revenue	$ 204,351	$ 35	$ 19,089	$ 223,475
Provision for credit losses	2,104	-	896	3,000
Net interest revenue after provision for credit losses	202,247	35	18,193	220,475
Noninterest revenue	41,043	61,908	32,247	135,198
Noninterest expense	164,203	50,263	56,552	271,018
Income before income taxes	79,087	11,680	(6,112)	84,655
Income tax expense	26,956	4,651	(4,193)	27,414
Net income	$ 52,131	$ 7,029	$ (1,919)	$ 57,241
Selected Financial Information
Total assets at end of period	$ 10,271,318	$ 219,280	3,646,562	$ 14,137,160
Depreciation and amortization	10,542	2,094	1,719	14,355

Six months ended June 30, 2015
Results of Operations
Net interest revenue	$ 194,518	$ 67	18,797	$ 213,382
Provision for credit losses	(9,798)	-	(202)	(10,000)
Net interest revenue after provision for credit losses	204,316	67	18,999	223,382
Noninterest revenue	40,617	62,478	44,534	147,629
Noninterest expense	159,211	50,612	55,287	265,110
Income before income taxes	85,722	11,933	8,246	105,901
Income tax expense (benefit)	27,904	4,755	1,263	33,922
Net income	$ 57,818	$ 7,178	$ 6,983	$ 71,979
Selected Financial Information
Total assets at end of period	$ 9,868,018	$ 211,142	$ 3,555,771	$ 13,634,931
Depreciation and amortization	11,089	2,497	1,918	15,504

The change in income for the General Corporate and Other division for the three months and six months ended June 30, 2016 compared to the same periods in 2015 is mainly due to a change in mortgage banking revenue.

NOTE 12 – MORTGAGE SERVICING RIGHTS

Mortgage servicing rights (“MSRs”), which are recognized as a separate asset on the date the corresponding mortgage loan is sold on a servicing retained basis, are recorded at fair value as determined at each accounting period end.  An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Data and assumptions used in the fair value calculation related to MSRs as of the dates indicated were as follows:

	June 30,		December 31,
	2016	2015	2015

	(Dollars in thousands)
Unpaid principal balance	$6,153,754	$5,802,407	$6,011,236
Weighted-average prepayment speed (CPR)	13.5	10.0	10.3
Discount rate (annual percentage)	9.8	9.8	9.8
Weighted-average coupon interest rate (percentage)	4.0	4.1	4.0
Weighted-average remaining maturity (months)	321.0	316.0	319.0
Weighted-average servicing fee (basis points)	26.7	26.6	26.6

Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream.  The use of different estimates or assumptions could also produce different fair values.  As of June 30, 2016, the Company had a hedge in place designed to cover approximately 3% of the MSR.  The Company is susceptible to fluctuations in their value of its MSRs in changing interest rate environments.

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2016	2015

	(In thousands)
Fair value as of January 1	$ 57,268	$ 51,296
Additions:
Origination of servicing assets	6,335	6,843
Changes in fair value:
Due to payoffs/paydowns	(3,446)	(3,494)
Due to change in valuation inputs or assumptions
used in the valuation model	(12,046)	1,282
Other changes in fair value	(3)	(3)
Fair value as of June 30	$ 48,108	$ 55,924

All of the changes to the fair value of the MSRs are recorded as part of mortgage banking noninterest revenue on the consolidated statements of income.  As part of mortgage banking noninterest revenue, the Company recorded contractual servicing fees of $4.2 million and $4.0 million and late and other ancillary fees of approximately $483,000 and $314,000 for the three months ended June 30, 2016 and 2015, respectively.  The Company recorded contractual servicing fees of $8.2 million and $7.8 million and late and other ancillary fees of $1.2 million and approximately $662,000 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS AND OFFSETTING ASSETS AND LIABILITIES

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At June 30, 2016, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $314.7 million with a carrying value and fair value reflecting a loss of $3.6 million.  At June 30, 2015, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $280.8 million with a carrying value and fair value reflecting a gain of $2.2 million.  At June 30, 2016, the notional amount of commitments to fund individual fixed-rate mortgage loans was $253.0 million with a carrying value and fair value reflecting a gain of $8.8 million.  At June 30, 2015, the notional amount of commitments to fund individual fixed-rate mortgage loans was $184.9 million with a carrying value and fair value reflecting a gain of $4.5 million.

The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of June 30, 2016, the notional amount of customer related derivative financial instruments was $236.8 million with an average maturity of 37 months, an average interest receive rate of 2.7% and an average interest pay rate of 5.6%.  As of June 30, 2015, the notional amount of customer related derivative financial instruments was $288.7 million with an average maturity of 44 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.

Additionally, the Bank utilizes securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Bank monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities.

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

The following tables present components of financial instruments eligible for offsetting for the periods indicated:

	June 30, 2016
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 8,840	$ -	$ 8,840	$ -	$ -	$ 8,840
Loan/lease interest rate swaps	16,612	-	16,612	-	-	16,612
Total financial assets	$ 25,452	$ -	$ 25,452	$ -	$ -	$ 25,452
	.
Financial liabilities:
Derivatives:
Forward commitments	$ 3,569	$ -	$ 3,569	$ -	$ -	$ 3,569
Loan/lease interest rate swaps	16,854	-	16,854	-	(16,854)	-
Repurchase arrangements	415,949	-	415,949	(415,949)	-	-
Total financial liabilities	$ 436,372	$ -	$ 436,372	$ (415,949)	$ (16,854)	$ 3,569

	December 31, 2015
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 3,894	$ -	$ 3,894	$ -	$ -	$ 3,894
Loan/lease interest rate swaps	15,614	-	15,614	-	-	15,614
Total financial assets	$ 19,508	$ -	$ 19,508	$ -	$ -	$ 19,508

Financial liabilities:
Derivatives:
Forward commitments	$ 395	$ -	$ 395	$ -	$ -	$ 395
Loan/lease interest rate swaps	15,856	-	15,856	-	(15,856)	-
Repurchase arrangements	405,937	-	405,937	(405,937)	-	-
Total financial liabilities	$ 422,188	$ -	$ 422,188	$ (405,937)	$ (15,856)	$ 395

	June 30, 2015
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 7,013	$ -	$ 7,013	$ -	$ -	$ 7,013
Loan/lease interest rate swaps	18,294	-	18,294	-	-	18,294
Total financial assets	$ 25,307	$ -	$ 25,307	$ -	$ -	$ 25,307

Financial liabilities:
Derivatives:
Forward commitments	$ 304	$ -	$ 304	$ -	$ -	$ 304
Loan/lease interest rate swaps	18,565	-	18,565	-	(18,565)	-
Repurchase arrangements	375,980	-	375,980	(375,980)	-	-
Total financial liabilities	$ 394,849	$ -	$ 394,849	$ (375,980)	$ (18,565)	$ 304

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

Derivative instruments.  The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  Fair value of these derivative instruments is measured on a recurring basis using recent observable market prices.  The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates ranging from 1.82% to 4.01%.  The Company also considers the associated counterparty credit risk when determining the fair value of these instruments.  The Company’s interest rate swaps, commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and 2015:

	June 30, 2016
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,310,803	$ -	$ 1,310,803
Government agency issued residential
mortgage-backed securities	-	180,178	-	180,178
Government agency issued commercial
mortgage-backed securities	-	193,475	-	193,475
Obligations of states and
political subdivisions	-	399,391	-	399,391
Other	795	19,241	-	20,036
Mortgage servicing rights	-	-	48,108	48,108
Derivative instruments	-	-	25,452	25,452
Loans held for sale	-	210,698	-	210,698
Total	$ 795	$ 2,313,786	$ 73,560	$ 2,388,141
Liabilities:
Derivative instruments	$ -	$ -	$ 20,423	$ 20,423

	June 30, 2015
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,336,846	$ -	$ 1,336,846
Government agency issued residential
mortgage-backed securities	-	217,191	-	217,191
Government agency issued commercial
mortgage-backed securities	-	224,450	-	224,450
Obligations of states and
political subdivisions	-	458,322	-	458,322
Other	1,160	13,184	-	14,344
Mortgage servicing rights	-	-	55,924	55,924
Derivative instruments	-	-	25,307	25,307
Loans held for sale	-	199,370	-	199,370
Total	$ 1,160	$ 2,449,363	$ 81,231	$ 2,531,754
Liabilities:
Derivative instruments	$ -	$ -	$ 18,869	$ 18,869

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six-month periods ended June 30, 2016 and 2015:

Mortgage
	Servicing	Derivative
	Rights	Instruments

(In thousands)
Balance at December 31, 2015	$ 57,268	$ 3,257
Year to date net gains included in:
Net (loss) gain	(15,495)	1,772
Other comprehensive income	-	-
Additions	6,335	-
Transfers in and/or out of Level 3	-	-
Balance at June 30, 2016	$ 48,108	$ 5,029
Net unrealized (losses) gains included in net income for the
quarter relating to Level 3 assets and liabilities at June 30, 2016	$ (4,092)	$ 639

Mortgage
	Servicing	Derivative
	Rights	Instruments

(In thousands)
Balance at December 31, 2014	$ 51,296	$ 623
Year to date net gains included in:
Net (loss) gain	(2,215)	5,815
Other comprehensive income	-	-
Additions	6,843	-
Transfers in and/or out of Level 3	-	-
Balance at June 30, 2015	$ 55,924	$ 6,438
Net unrealized gains included in net income for the
quarter relating to Level 3 assets and liabilities at June 30, 2015	$ 4,321	$ 3,017

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2016 and 2015:

	June 30, 2016				Six Months Ended
June 30, 2016
	Level 1	Level 2	Level 3	Total	Net losses
Assets:	(In thousands)
Impaired loans	$ -	$ -	$ 40,236	$ 40,236	$ (1,380)
Other real estate owned	-	-	14,658	14,658	(1,168)

	June 30, 2015				Six Months Ended
June 30, 2015
	Level 1	Level 2	Level 3	Total	Net losses
Assets:	(In thousands)
Impaired loans	$ -	$ -	$ 35,113	$ 35,113	$ (3,454)
Other real estate owned	-	-	24,299	24,299	(3,198)

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

Lending Commitments.  The Company’s lending commitments are negotiated at prevailing market rates and are relatively short-term in nature.  As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time.  Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements.  The Company’s lending commitments are classified as Level 2.  The Company’s off-balance sheet commitments including letters of credit, which totaled $95.7 million at June 30, 2016, are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The following table presents carrying and fair value information of financial instruments at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:	(In thousands)
Cash and due from banks	$ 186,381	$ 186,381	$ 154,192	$ 154,192
Interest bearing deposits with other banks	86,472	86,472	43,777	43,777
Available-for-sale securities	2,103,883	2,103,883	2,082,329	2,082,329
Net loans and leases	10,449,043	10,600,855	10,246,320	10,331,043
Loans held for sale	210,698	210,698	157,907	157,907

Liabilities:
Noninterest bearing deposits	3,133,460	3,133,460	3,031,528	3,031,528
Savings and interest bearing deposits	6,351,398	6,351,398	6,446,142	6,446,142
Other time deposits	1,879,509	1,895,455	1,853,491	1,867,034
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	415,949	415,357	467,946	467,263
Long-term debt and other borrowings	388,786	398,262	92,973	98,502

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	(3,569)	(3,569)	109	109
Commitments to fund fixed rate
mortgage loans	8,840	8,840	3,390	3,390
Interest rate swap position to receive	16,612	16,612	15,614	15,614
Interest rate swap position to pay	(16,854)	(16,854)	(15,856)	(15,856)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands)
Bank-owned life insurance	$ 1,813	$ 1,835	$ 3,706	$ 3,734
Other miscellaneous income	4,078	2,684	6,747	6,025
Total other noninterest income	$ 5,891	$ 4,519	$ 10,453	$ 9,759

The following table details other noninterest expense for the three months and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands)
Advertising	$ 1,043	$ 1,686	$ 1,676	$ 2,467
Foreclosed property expense	1,309	1,625	2,490	3,596
Telecommunications	1,259	1,323	2,554	2,637
Public relations	599	794	1,260	1,479
Data processing	6,685	5,898	13,076	11,900
Computer software	2,732	2,690	5,392	5,296
Amortization of intangibles	869	1,061	1,749	2,093
Legal fees	1,754	1,998	6,289	9,679
Merger expense	1	4	2	4
Postage and shipping	985	1,194	2,102	2,366
Other miscellaneous expense	13,664	13,325	27,540	29,356
Total other noninterest expense	$ 30,900	$ 31,598	$ 64,130	$ 70,873

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

The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions and potential transactions with numerous customers or applicants, and the Company is a public company with a large number of shareholders. From time to time, borrowers, customers, shareholders, former employees and other third parties have brought actions against the Company or its subsidiaries, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation and, from time to time, the Company and its subsidiaries are subject to such actions brought against it. Additionally, the Bank is, and management expects it to be, engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities, which, from time to time, have resulted in counterclaims against the Bank. Various legal proceedings have arisen and may arise in the future out of claims against entities to which the Company is a successor as a result of business combinations. The Company and its subsidiaries may also be subject to enforcement actions by federal or state regulators, including the Securities and Exchange Commission, the Federal Reserve, the FDIC, the Consumer Financial Protection Bureau (the “CFPB”), the Department of Justice (the “DOJ”), state attorneys general and the Mississippi Department of Banking and Consumer Finance.

When and as the Company determines it has meritorious defenses to the claims asserted, it vigorously defends against such claims. The Company will consider settlement of claims when, in management’s judgment and in consultation with counsel, it is in the best interests of the Company to do so.

The Company cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against it, its directors, management or employees, including remedies or damage awards. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims (which are not considered incidental to the ordinary conduct of the Company’s business) utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable the Company will incur a loss and the amount can be reasonably estimated, the Company establishes an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings and the potential loss, however, may turn out to be substantially higher than the amount accrued. Further, the Company’s insurance has deductibles and will likely not cover all such litigation, other proceedings or claims, or the costs of defense.

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-related expense of $8.5 million accrued as of June 30, 2016, which excludes amounts reserved for regulatory settlement expenses discussed below, is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular fiscal period or periods.

On January 5, 2016, the Bank entered into an agreement to settle a class action lawsuit filed on May 18, 2010 by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenged the manner in which overdraft fees were charged and the policies related to the posting order of debit card and ATM transactions. The suit also made a claim under Arkansas’ consumer protection statute. The plaintiff was seeking to recover damages in an unspecified amount and equitable relief.  As a result of this agreement, the Company recorded an expense of $16.5 million in the fourth quarter of 2015, representing amounts to be paid in connection with the settlement, net of amounts the Company had already accrued for this legal proceeding in previous periods.  The settlement was approved by the court on July 15, 2016. Pursuant to the Court's order preliminarily approving the settlement, in the first quarter of 2016 the amounts accrued for settlement were paid into settlement escrow funds.

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserted that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results.  The plaintiff was seeking to recover alleged damages in an unspecified amount, equitable and/or injunctive relief, and attorneys’ fees. A motion to dismiss filed by the defendants was granted by the Court on January 5, 2015, and the plaintiff filed a notice of appeal of that decision on February 2, 2015.  On April 14, 2016, the Mississippi Supreme Court upheld the lower Court’s dismissal of the case against the Company, and the period for petitioning for a rehearing by the Mississippi Supreme Court has elapsed.

On July 31, 2014, the Company and its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint has subsequently been amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the court granted in part and denied in part the defendants’ motion to dismiss and dismissed the claims concerning the Company’s expectations about the closing of the mergers.  Class certification was granted on April 21, 2016, and a petition for immediate appeal of the class certification has been filed and is pending.  The plaintiff seeks an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper.  At this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company as it is uncertain whether class certification will be upheld and the exact amount of damages (should the class remain certified) is uncertain.  Although it is not possible to predict the ultimate resolution or financial liability with respect to the litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

On June 29, 2016, the Bank, the CFPB and the DOJ agreed to a settlement set forth in a consent order (the “Consent Order”) related to the joint investigation by the CFPB and the DOJ of the Bank’s fair lending program during the period between January 1, 2011 and December 31, 2013.  The Consent Order was signed by the United States District Court for the Northern District of Mississippi (the “District Court”) on July 25, 2016.  In the first quarter of 2016, the Bank reserved $13.8 million to cover costs related to this matter, $10.3 million of which was reflected as regulatory settlement expense and $3.5 million of which was included in other noninterest expense.  The settlement of this matter did not have a material financial impact on second quarter 2016 financial results.  For additional information regarding the terms of this settlement and the Consent Order, see the signed Consent Order and the Company’s Current Report on Form 8-K filed on June 29, 2016.

NOTE 17 – LONG-TERM DEBT

On August 8, 2013, the Company entered into a Credit Agreement with U.S. Bank National Association (“U.S. Bank”) as a lender and administrative agent, and First Tennessee Bank, National Association, as a lender.  The Credit Agreement includes an unsecured revolving loan of up to $25.0 million that terminated and the outstanding balance of which was payable in full on August 8, 2015, which the Bank did not renew, and an unsecured multi-draw term loan of up to $60.0 million, which commitment terminated on February 28, 2014 and the outstanding balance of which is payable in full on August 8, 2018.  The proceeds from the term loan were used to repurchase trust preferred securities.  Borrowings under the Credit Agreement bear interest at a Eurocurrency or base rate plus, in each case, an applicable interest rate margin.

The Company had long-term borrowings from U.S. Bank pursuant to the Credit Agreement totaling $35.6 million at June 30, 2016 and $39.8 million at December 31, 2015.  The Company also had long-term borrowings from FHLB of $330.0 million at June 30, 2016 and $30.0 million at December 31, 2015.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based upon historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by their reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “foresee,” “hope,” “intend,” “may,” “might,” “plan,” “will,” or “would” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the terms, timing and closings of the proposed mergers with Ouachita Bancshares Corp. and Central Community Corporation, the Company’s ability to operate its regulatory compliance programs consistent with federal, state and local laws, including its Bank Secrecy Act (“BSA”) and anti-money laundering (“AML”) compliance program and its fair lending compliance program, the Company’s compliance with the consent order it entered into with the Consumer Financial Protection Bureau (the “CFPB”) and the United States Department of Justice (“DOJ”) related to the Company’s fair lending practices (the “Consent Order”), the acceptance by customers of Ouachita Bancshares Corp. and Central Community Corporation of the Company’s products and services if the proposed mergers close, the outcome of any instituted, pending or threatened material litigation, amortization expense for intangible assets, goodwill impairments, loan impairment, utilization of appraisals and inspections for real estate loans, maturity, renewal or extension of construction, acquisition and development loans, net interest revenue, fair value determinations, the amount of the Company’s non-performing loans and leases, additions to OREO, credit quality, credit losses, liquidity, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, continued weakness in the economic environment, early identification and resolution of credit issues, utilization of non-GAAP financial measures, the ability of the Company to collect all amounts due according to the contractual terms of loan agreements, the Company’s reserve for losses from representation and warranty obligations, the Company’s foreclosure process related to mortgage loans, the resolution of non-performing loans that are collaterally dependent, real estate values, fully-indexed interest rates, interest rate risk, interest rate sensitivity, calculation of economic value of equity, impaired loan charge-offs, troubled debt restructurings, diversification of the Company’s revenue stream, liquidity needs and strategies, sources of funding, net interest margin, declaration and payment of dividends, cost saving initiatives, improvement in the Company’s efficiencies, operating expense trends, future acquisitions and consideration to be used therefore, the impact of litigation regarding debit card fees and the impact of certain claims and ongoing, pending or threatened litigation, administrative and investigatory matters.

The Company cautions readers not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors may include, but are not limited to, the Company’s ability to operate its regulatory compliance programs consistent with federal, state and local laws, including its BSA/AML compliance program and its fair lending compliance program, the Company’ ability to successfully implement and comply with the Consent Order, the ability of the Company, Ouachita Bancshares Corp. and Central Community Corporation to obtain regulatory approval of and close the proposed mergers, the willingness of Ouachita Bancshares Corp. and

Central Community Corporation to proceed with the proposed mergers, which they are no longer contractually obligated to complete, the potential impact upon the Company of the delay in the closings of these proposed mergers,  the impact of any ongoing, pending or threatened litigation, administrative and investigatory matters involving the Company, conditions in the financial markets and economic conditions generally, the adequacy of the Company’s provision and allowance for credit losses to cover actual credit losses, the credit risk associated with real estate construction, acquisition and development loans, losses resulting from the significant amount of the Company’s OREO, limitations on the Company’s ability to declare and pay dividends, the availability of capital on favorable terms if and when needed, liquidity risk, governmental regulation, including the Dodd-Frank Act, and supervision of the Company’s operations, the short-term and long-term impact of changes to banking capital standards on the Company’s regulatory capital and liquidity, the impact of regulations on service charges on the Company’s core deposit accounts, the susceptibility of the Company’s business to local economic and environmental conditions, the soundness of other financial institutions, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, volatility in capital and credit markets, reputational risk, the impact of the loss of any key Company personnel, the impact of hurricanes or other adverse weather events, any requirement that the Company write down goodwill or other intangible assets, diversification in the types of financial services the Company offers, the Company’s ability to adapt its products and services to evolving industry standards and consumer preferences, competition with other financial services companies, risks in connection with completed or potential acquisitions, the Company’s growth strategy, interruptions or breaches in the Company’s information system security, the failure of certain third-party vendors to perform, unfavorable ratings by rating agencies, dilution caused by the Company’s issuance of any additional shares of its common stock to raise capital or acquire other banks, bank holding companies, financial holding companies and insurance agencies, other factors generally understood to affect the assets, business, cash flows, financial condition, liquidity, and prospects and/or results of operations of financial services companies.

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

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $14.1 billion in assets at June 30, 2016.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Alabama, Arkansas, Florida, Louisiana, Mississippi, Missouri, Tennessee and Texas.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its insurance agency subsidiary provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, please refer to the unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2016 and 2015 and the consolidated financial statements as of December 31, 2015 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on such reported financial information.

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry.  The Company was not immune to such pressures and the economic downturn had a negative impact on the Company and its customers in all of the markets that it serves.  However, the Company’s financial condition has remained stable during the first six months of 2016 as reflected by decreases in non-performing loans and impaired loans coupled with increased loans and leases, when compared to prior periods.

Management believes that the Company is better positioned with respect to overall credit quality as evidenced by the stable credit quality metrics especially when comparing June 30, 2016 to December 31, 2015 and June 30, 2015.  Management believes, however, that future weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.

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

The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations:

SELECTED FINANCIAL DATA

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

	(Dollars in thousands, except per share data)
Earnings Summary:
Total interest revenue	$ 119,423	$ 114,630	$ 237,395	$ 228,127
Total interest expense	7,107	7,321	13,920	14,745
Net interest revenue	112,316	107,309	223,475	213,382
Provision for credit losses	2,000	(5,000)	3,000	(10,000)
Noninterest revenue	69,683	74,314	135,198	147,629
Noninterest expense	128,718	128,177	271,018	265,110
Income before income taxes	51,281	58,446	84,655	105,901
Income tax expense	16,589	18,733	27,414	33,922
Net income	$ 34,692	$ 39,713	$ 57,241	$ 71,979

Balance Sheet - Period-end balances:
Total assets	$ 14,137,160	$ 13,634,931	$ 14,137,160	$ 13,634,931
Total securities	2,103,883	2,251,153	2,103,883	2,251,153
Loans and leases, net of unearned income	10,575,978	10,007,571	10,575,978	10,007,571
Total deposits	11,364,367	11,134,961	11,364,367	11,134,961
Long-term debt	365,588	73,962	365,588	73,962
Total shareholders' equity	1,713,043	1,680,196	1,713,043	1,680,196

Balance Sheet-Average Balances:
Total assets	$ 14,027,786	$ 13,516,546	$ 13,939,723	$ 13,487,270
Total securities	2,069,058	2,211,931	2,053,399	2,201,518
Loans and leases, net of unearned income	10,513,732	9,868,318	10,443,328	9,770,197
Total deposits	11,437,422	11,148,246	11,434,451	11,137,289
Long-term debt	219,434	73,962	143,592	75,014
Total shareholders' equity	1,690,906	1,659,991	1,679,686	1,642,342

Common Share Data:
Basic earnings per share	$ 0.37	$ 0.41	$ 0.61	$ 0.75
Diluted earnings per share	0.37	0.41	0.60	0.74
Cash dividends per share	0.10	0.075	0.20	0.15
Book value per share	18.12	17.37	18.12	17.37
Tangible book value per share	14.78	14.12	14.78	14.12
Dividend payout ratio	22.58%	18.25%	16.49%	20.16%

Financial Ratios (Annualized):
Return on average assets	0.99%	1.18%	0.83%	1.08%
Return on average shareholders' equity	8.25	9.60	6.85	8.84
Total shareholders' equity to total assets	12.12	12.32	12.12	12.32
Tangible shareholders' equity to tangible assets	10.11	10.26	10.11	10.26
Net interest margin-fully taxable equivalent	3.56	3.54	3.55	3.55

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	0.06%	(0.27)%	0.05%	(0.12)%
Provision for credit losses to average loans and leases	0.08	(0.20)	0.06	(0.20)
Allowance for credit losses to net loans and leases	1.20	1.38	1.20	1.38
Allowance for credit losses to NPLs	158.27	174.10	158.27	174.10
Allowance for credit losses to NPAs	133.82	133.32	133.82	133.32
NPLs to net loans and leases	0.76	0.79	0.76	0.79
NPAs to net loans and leases	0.90	1.04	0.90	1.04

Capital Adequacy:
Common equity Tier 1 capital	12.17%	12.68%	12.17%	12.68
Tier 1 capital	12.37	12.89	12.37	12.89%
Total capital	13.45	14.13	13.45	14.13
Tier 1 leverage capital	10.66	10.96	10.66	10.96

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

	June 30,
	2016	2015

	(Dollars in thousands, except per share data)
Tangible Assets:
Total assets	$ 14,137,160	$ 13,634,931
Less: Goodwill	294,901	291,498
Other identifiable intangible assets	20,831	22,415
Total tangible assets	$ 13,821,428	$ 13,321,018

Tangible Shareholders' Equity:
Total shareholders' equity	$ 1,713,043	$ 1,680,196
Less: Goodwill	294,901	291,498
Other identifiable intangible assets	20,831	22,415
Total tangible shareholders' equity	$ 1,397,311	$ 1,366,283

Total common shares outstanding	94,546,091	96,755,530

Tangible shareholders' equity to tangible assets	10.11%	10.26%

Tangible book value per share	$ 14.78	$ 14.12

FINANCIAL HIGHLIGHTS

The Company reported net income of $34.7 million for the second quarter of 2016, compared to net income of $39.7 million for the same quarter of 2015.  For the first six months of 2016, the Company reported net income of $57.2 million, compared to net income of $72.0 million for the first six months of 2015.  A factor contributing to the decrease in net income for the three months and six months ended June 30, 2016 was the decrease in noninterest revenue which was $69.7 million for the second quarter of 2016, compared to $74.3 million for the second quarter of 2015 and was $135.2 million for the six months ended June 30, 2016 compared to $147.6 million for the six months ended June 30, 2015.  The decrease in noninterest revenue for the comparable three-month and six-month periods is primarily a result of the decrease in mortgage banking revenue.  Another factor contributing to the decrease in net income was the provision for credit losses of $2.0 million and $3.0 million for the three months and six months ended June 30, 2016 compared to a negative provision of $5.0 million and $10.0 million for the comparable periods in 2015. The negative provision for credit losses in 2015 reflected the impact of elevated levels of recoveries and improvement in portfolio credit.  Net charge-offs were $1.6 million, or 0.06% of average loans and leases, during the second quarter of 2016, compared to net recoveries of $6.7 million, or 0.27% of average loans and leases, during the second quarter of 2015 and net charge-offs were $2.5 million, or 0.05% of average loans and leases, during the first six months of 2016, compared to net recoveries of $5.9 million, or 0.12% of average loans and leases, during the first six months of 2015.  Finally, net income for the first six months of 2016 was negatively impacted by the pre-tax charge of $10.3 million recorded during the first quarter of 2016 related to a probable and estimable liability associated with an ongoing regulatory matter.  This regulatory matter was settled during the second quarter of 2016 with no additional regulatory settlement charges deemed necessary.

The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $112.3 million for the second quarter of 2016, an increase of $5.0 million, or 4.7%, from $107.3 million for the second quarter of 2015. Net interest revenue was $223.5 million for the first six months of 2016, an increase of $10.1 million, or 4.7%, from $213.4 million for the first six months of 2015.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The increase in net interest revenue for the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015 was primarily a result of the increase in interest revenue related to loans and leases due to the increasing loan portfolio coupled with the decrease in interest expense related to the decrease in rates paid on interest bearing liabilities.  Rates paid on interest bearing liabilities decreased as a result of reduced average balances and rates on other time deposits.

Interest revenue increased $4.8 million or 4.2%, in the second quarter of 2016 compared to the second quarter of 2015 and increased $9.3 million, or 4.1%, in the first six months of 2016 compared to the first six months of 2015.  The Company has managed to increase loans as new loan production more than offset loan runoff in most loan categories during 2016.  The decrease in interest expense was the result of a decrease in other time deposits and the corresponding rates, which resulted in a decrease in total interest expense of approximately $214,000, or 2.9%, in the second quarter of 2016 compared to the second quarter of 2015 and a decrease of approximately $825,000, or 5.6% for the first six months of 2016 compared to the first six months of 2015.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue decreased $4.6 million, or 6.2%, for the second quarter of 2016 compared to the second quarter of 2015 and decreased $12.4 million, or 8.4%, for the first six months of 2016 compared to the first six months of 2015.  One of the primary contributors to the decrease in noninterest revenue was mortgage banking revenue.  Mortgage banking revenue decreased to $9.0 million for the second quarter of 2016 compared to $14.1 million for the second quarter of 2015 and decreased to $11.7 million for the first six months of 2016 compared to $22.7 million for the first six months of 2015.  The decrease in mortgage banking revenue was impacted by the change in MSRs.  The fair value of MSRs decreased $4.1 million during the second quarter of 2016 compared to an increase of $4.3 million during the second quarter of 2015 and decreased $12.0 million during the first six months of 2016 compared to an increase of $1.3 million for the first six months of 2015.  Mortgage origination volume increased 10.9% to $462.6 million for the second quarter of 2016 compared to $417.2 million for the second quarter of 2015 and increased 6.8% to $778.0 million for the first six months of 2016 compared to $728.3 million for the first six months of 2015.  As a result of increased mortgage originations, mortgage origination revenue increased to $10.5 million during the second quarter of 2016 compared to $7.4 million during the second quarter of 2015 and increased to $17.7 million for the first six months of 2016 compared to $16.3 million for the first six months of 2015.

Insurance commissions remained relatively stable for the first six months of 2016 compared to the first six months of 2015. Wealth management revenue decreased to $5.3 million for the second quarter of 2016 compared to $5.5 million for the second quarter of 2015 and decreased to $10.5 million for the first six months of 2016 compared to $11.7 million for the first six months of 2015 primarily as a result of fewer sales of brokerage and annuity products. There were no significant non-recurring noninterest revenue items during the first six months of 2016 or 2015.

Total noninterest expense increased 0.4% to $128.7 million for the second quarter of 2016 compared to $128.2 million for the second quarter of 2015 and increased 2.2% to $271.0 million for the first six months of 2016 compared to $265.1 million for the first six months of 2015.  The increase in noninterest expense during the first six months of 2016 compared to the first six months of 2015 was primarily a result of a pre-tax charge of $10.3 million recorded during the first quarter of 2016 related to a probable and estimable liability associated with an ongoing regulatory matter. This regulatory matter was settled during the second quarter of 2016 with no additional regulatory settlement charges deemed necessary.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail below.

RESULTS OF OPERATIONS

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense incurred on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months and six months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 10,513.8	$ 110.0	4.21%	$ 9,868.3	$ 104.3	4.24%
Loans held for sale	142.6	1.2	3.34%	151.1	1.3	3.50%
Available-for-sale securities:
Taxable	1,731.7	6.0	1.40%	1,834.0	6.4	1.40%
Non-taxable (3)	337.4	4.5	5.36%	377.9	5.2	5.44%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	237.6	0.2	0.39%	212.7	0.1	0.24%
Total interest earning
assets and revenue	12,963.1	121.9	3.78%	12,444.0	117.3	3.78%
Other assets	1,190.8			1,212.7
Less: Allowance for credit losses	(126.1)			(140.2)
Total	$ 14,027.8			$ 13,516.5

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,957.8	$ 2.2	0.18%	$ 4,899.5	$ 2.3	0.19%
Savings	1,510.3	0.5	0.12%	1,404.3	0.4	0.12%
Other time	1,847.2	3.4	0.75%	1,949.0	3.8	0.79%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	447.6	0.2	0.15%	406.0	0.1	0.11%
Junior subordinated debt securities	23.2	0.2	3.23%	23.2	0.2	2.86%
Long-term debt	219.4	0.6	1.21%	74.0	0.5	2.90%
Total interest bearing
liabilities and expense	9,005.5	7.1	0.32%	8,756.0	7.3	0.34%
Demand deposits -
noninterest bearing	3,122.1			2,895.4
Other liabilities	209.3			205.1
Total liabilities	12,336.9			11,856.5
Shareholders' equity	1,690.9			1,660.0
Total	$ 14,027.8			$ 13,516.5
Net interest revenue-FTE		$ 114.8			$ 110.0
Net interest margin-FTE			3.56%			3.55%
Net interest rate spread			3.47%			3.44%
Interest bearing liabilities to
interest earning assets			69.47%			70.36%

 (1)  Includes taxable equivalent adjustment to interest of $0.9 million for both the three months ended June 30, 2016 and 2015, using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $1.6 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively, using an effective tax rate of 35%.

	Six months ended June 30,
	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 10,443.3	$ 218.7	4.20%	$ 9,770.2	$ 207.2	4.28%
Loans held for sale	122.9	2.2	3.54%	130.3	2.2	3.44%
Available-for-sale securities:
Taxable	1,709.5	11.9	1.40%	1,817.6	13.3	1.47%
Non-taxable (3)	343.9	9.2	5.34%	384.0	10.3	5.42%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	276.9	0.5	0.36%	319.1	0.4	0.23%
Total interest earning
assets and revenue	12,896.5	242.5	3.77%	12,421.2	233.4	3.79%
Other assets	1,169.5			1,207.0
Less: allowance for credit losses	(126.3)			(140.9)
Total	$ 13,939.7			$ 13,487.3

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 5,030.2	$ 4.4	0.17%	$ 4,942.3	$ 4.5	0.18%
Savings	1,489.3	0.9	0.12%	1,381.6	0.8	0.12%
Other time	1,846.4	6.8	0.74%	1,961.5	7.8	0.81%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	444.7	0.3	0.14%	403.7	0.2	0.11%
Junior subordinated debt securities	23.2	0.4	3.20%	23.2	0.3	2.85%
Long-term FHLB borrowings	143.6	1.2	1.64%	75.0	1.1	2.89%
Total interest bearing
liabilities and expense	8,977.4	14.0	0.31%	8,787.3	14.7	0.34%
Demand deposits -
noninterest bearing	3,068.6			2,851.9
Other liabilities	214.0			205.8
Total liabilities	12,260.0			11,845.0
Shareholders' equity	1,679.7			1,642.3
Total	$ 13,939.7			$ 13,487.3
Net interest revenue-FTE		$ 228.5			$ 218.7
Net interest margin-FTE			3.55%			3.55%
Net interest rate spread			3.46%			3.45%
Interest bearing liabilities to
interest earning assets			69.61%			70.74%
(1)  Includes taxable equivalent adjustment to interest of $1.8 million for both the six months ended June 30, 2016 and 2015, using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $3.2 million and $3.8 million for the six months ended June 30, 2016 and 2015, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended June 30,  2016 increased $4.8 million, or 4.3%, compared to the same period in 2015.  Net interest revenue-FTE for the six-month period ended June 30,  2016 increased $9.9 million, or 4.5%, compared to the same period in 2015.  The increase in net interest revenue-FTE for the comparable three-month and six-month periods was primarily a result of the increase in interest revenue-FTE related to the increase in average earning assets combined with the decrease in interest expense related to the decrease in yields on interest bearing liabilities exceeding the effects of a slight decrease in yields on earning assets and increased average interest bearing liabilities.  The increase in earning assets was a result of loan run-off being more than replaced with new lower yielding loans.  The decrease in earning asset yields was primarily a result of declining loan yields as interest rates continue to be at historically low levels.  Rates on interest bearing liabilities decreased as a result of rate decreases in the average balance and rates paid on other time deposits.

Interest revenue-FTE for the three-month period ended June 30, 2016 increased $4.5 million, or 3.9%, compared to the same period in 2015.  Interest revenue-FTE for the six-month period ended June 30, 2016 increased $9.0 million, or 3.9%, compared to the same period in 2015.  The increase in interest revenue-FTE for these periods was a result of the declining loan yields, as interest rates continued to be at historically low levels, being more than offset by loan growth noticed during the second quarter and first six months of 2016.  The yield on average interest-earning assets remained stable for the second quarter and decreased 2 basis points for the first six months of 2016 compared to the same periods in 2015.  Average interest-earning assets increased $519.1 million, or 4.2%, for the three-month period ended June 30, 2016, compared to the same period in 2015.  Average interest-earning assets increased $475.4 million, or 3.8%, for the six-month period ended June 30, 2016, compared to the same period in 2015.

Interest expense for the three-month period ended June 30, 2016 decreased $0.2 million, or 2.9%, compared to the same period in 2015.  Interest expense for the six-month period ended June 30, 2016 decreased $0.8 million, or 5.6%, compared to the same period in 2015.  The decrease in interest expense for these periods was a result of the decrease in other time deposits and their corresponding rates.  Average rates paid on interest bearing liabilities decreased 2 basis points for the second quarter of 2016 compared to the second quarter of 2015 and decreased 3 basis points the first six months of 2016 compared to the same period in 2015. Average interest bearing liabilities increased $249.5 million, or 2.9%, for the second quarter of 2016 compared to the second quarter of 2015 and increased $190.1 million, or 2.2%, for the six-month period ended June 30, 2016 compared to the same period in 2015.    The increase in average interest bearing liabilities for these periods was primarily a result of increases in average interest bearing demand and savings deposits combined with the increase in long-term FHLB borrowings more than offsetting the decrease in other time deposits.

Net interest margin-FTE was 3.56% for the three months ended June 30, 2016, an increase of 1 basis point from 3.55% for the three months ended June 30, 2015.  Net interest margin-FTE was 3.55% for both the six-month period ended June 30, 2016 and 2015.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or re-pricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at June 30, 2016:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years

	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$ 86,472	$ -	$ -	$ -
Available-for-sale and trading securities	143,924	439,815	1,430,834	89,310
Loans and leases, net of unearned income	3,589,708	2,455,663	3,696,893	833,714
Loans held for sale	210,698	-	-	-
Total interest earning assets	4,030,802	2,895,478	5,127,727	923,024
Interest bearing liabilities:
Interest bearing demand and savings deposits	6,351,398	-	-	-
Other time deposits	311,524	706,722	861,263	-
Federal funds purchased and securities
sold under agreement to repurchase,
short-term FHLB borrowings and other
short-term borrowings	415,949	-	-	-
Long-term debt and junior
subordinated debt securities	-	-	365,588	23,198
Other	-	-	-	-
Total interest bearing liabilities	7,078,871	706,722	1,226,851	23,198
Interest rate sensitivity gap	$ (3,048,069)	$ 2,188,756	$ 3,900,876	$ 899,826
Cumulative interest sensitivity gap	$ (3,048,069)	$ (859,313)	$ 3,041,563	$ 3,941,389

In the event interest rates increase after June 30, 2016, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest-earning assets.  However, the Company’s historical repricing sensitivity on interest bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after June 30, 2016, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at June 30, 2016 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.

As of June 30, 2016, the Bank had $2.5 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.14%, an average maturity of 166 months and a fully-indexed interest rate of 4.13% at June 30, 2016.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At June 30, 2016, the Company had $522.1 million, $3.7 billion and $741.0 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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

The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of June 30, 2016 and 2015 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.

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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	June 30, 2016	June 30, 2015
+400 basis points	9.5%	6.8%
+300 basis points	10.7%	8.6%
+200 basis points	10.3%	8.7%
+100 basis points	5.0%	3.9%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	June 30, 2016	June 30, 2015
+400 basis points	29.8%	31.2%
+300 basis points	23.0%	23.6%
+200 basis points	15.3%	14.3%
+100 basis points	7.5%	6.8%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	June 30, 2016	June 30, 2015
+200 basis points	4.3%	3.3%
-200 basis points	NM	NM
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

The provision for credit losses is the periodic cost of providing an allowance or reserve for estimated probable losses on loans and leases.  The Board of Directors has appointed a Credit Committee, composed of senior management and loan administration staff which meets on a quarterly basis or more frequently if required to review the recommendations of several internal working groups developed for specific purposes including the allowance for loans and lease losses, impairments and charge-offs.  The allowance for loan and lease losses group (“ALLL group”) bases its estimates of credit losses on three primary components:  (1) estimates of incurred losses that exist in various segments of performing loans and leases; (2) specifically identified losses in individually analyzed credits; and (3) qualitative factors that address estimates of incurred losses not fully identified by the two prior components.  Factors such as financial condition of the borrower and guarantor, recent credit performance, delinquency, liquidity, cash flows, collateral type and value are used to assess credit risk.  Estimates of incurred losses are influenced by the historical net losses experienced by the Bank for loans and leases of comparable creditworthiness and structure.  Specific loss assessments are performed for loans and leases of significant size and delinquency based upon the collateral protection and expected future cash flows to determine the amount of impairment under FASB ASC 310, Receivables (“FASB ASC 310”).  In addition, qualitative factors such as changes in economic conditions, concentrations of risk, and changes in portfolio risk resulting from regulatory changes are considered in determining the adequacy of the level of the allowance for credit losses.

Attention is paid to the quality of the loan and lease portfolio through a formal loan review process. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance for credit losses.  The ALLL group is responsible for ensuring that the allowance for credit losses provides coverage of estimated incurred loan losses.  The ALLL group  meets at least quarterly to determine the amount of adjustments to the allowance for credit losses.   The ALLL group is composed of senior management from the Bank’s loan administration and finance departments.  In 2010, the Bank established an impairment group.  The impairment group is responsible for evaluating loans that have been specifically identified through various channels, including examination of the Bank’s watch list, past due listings, findings of the internal loan review department, loan officer assessments and loans to borrowers or industries known to be experiencing problems.  For all loans identified, the responsible loan officer in conjunction with his or her credit administrator is required to prepare an impairment analysis to be reviewed by the impairment group.  The impairment group deems that a loan is impaired if the loan is greater than $500,000 and it is probable that the Company will be unable to collect all the contractual principal and interest on the loan and all loans restructured in a TDR.  The impairment group also evaluates the circumstances surrounding the loan in order to determine if the loan officer used the most appropriate method for assessing the impairment of the loan (i.e., present value of expected future cash flows, observable market price or fair value of the underlying collateral).  The impairment group meets on a monthly basis.

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

Loans of $500,000 or more that are identified for review by the impairment group, which decides whether an impairment exists and to what extent a specific allowance for credit loss should be made.  Loans that do not meet these requirements may also be identified by management for impairment review, particularly if the loan is a small loan that is part of a larger relationship.  Loans subject to such review are evaluated as to collateral dependency, current collateral value, guarantor or other financial support and likely disposition.  Each such loan is individually evaluated for impairment.  The impairment evaluation of real estate loans generally focuses on the fair value of underlying collateral obtained from appraisals, as the repayment of these loans may be dependent on the liquidation of the collateral.  In certain circumstances, other information such as comparable sales data is deemed to be a more reliable indicator of fair value of the underlying collateral than the most recent appraisal.  In these instances, such information is used in determining the impairment recorded for the loan.  As the repayment of commercial and industrial loans is generally dependent upon the cash flow of the borrower or guarantor support, the impairment evaluation generally focuses on the discounted future cash flows of the borrower or guarantor support, as well as the projected liquidation of any pledged collateral.  The impairment group reviews the results of each evaluation and approves the final impairment amounts, which are then included in the analysis of the adequacy of the allowance for credit losses in accordance with FASB ASC 310.  Loans identified for impairment are placed in non-accrual status.

A new appraisal is generally ordered for loans greater than $500,000 that have characteristics of potential impairment such as delinquency or other loan-specific factors identified by management, when a current appraisal (dated within the prior 12 months) is not available or when a current appraisal uses assumptions that are not consistent with the expected disposition of the loan collateral.  In order to measure impairment properly at the time that a loan is deemed to be impaired, a staff appraiser may estimate the collateral fair value based upon earlier appraisals received from outside appraisers, sales contracts, approved foreclosure bids, comparable sales, officer estimates or current market conditions until a new appraisal is received.  This estimate can be used to determine the extent of the impairment on the loan.  After a loan is deemed to be impaired, it is management’s policy to obtain an updated appraisal on at least an annual basis.  Management performs a review of the pertinent facts and circumstances of each impaired loan, such as changes in outstanding balances, information received from loan officers and receipt of re-appraisals, on a monthly basis.  As of each review date, management considers whether additional impairment should be recorded based on recent activity related to the loan-specific collateral as well as other relevant comparable assets.  Any adjustment to reflect further impairments, either as a result of management’s periodic review or as a result of an updated appraisal, are made through recording additional loan loss provisions and/or charge-offs.

At June 30, 2016, impaired  loans totaled $40.2 million, which was net of cumulative charge-offs of $10.1 million.  Additionally, the Company had specific reserves for impaired loans of $3.1 million included in the allowance for credit losses.  Impaired loans at June 30,  2016 were primarily from the Company’s commercial real estate and commercial and industrial owner occupied portfolios.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, OREO marketing period of 180-360 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.

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

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$ 126,506	$ 136,660	$ 126,458	$ 142,443

Loans and leases charged off:
Commercial and industrial	(748)	(1,436)	(888)	(1,819)
Real estate
Consumer mortgages	(477)	(575)	(1,187)	(1,467)
Home equity	(224)	(245)	(774)	(743)
Agricultural	(10)	-	(21)	(8)
Commercial and industrial-owner occupied	(660)	(404)	(814)	(798)
Construction, acquisition and development	(280)	(272)	(506)	(615)
Commercial real estate	(870)	(1,117)	(1,115)	(2,124)
Credit cards	(614)	(527)	(1,334)	(1,203)
All other	(417)	(441)	(904)	(1,020)
Total loans charged off	(4,300)	(5,017)	(7,543)	(9,797)

Recoveries:
Commercial and industrial	339	282	551	784
Real estate
Consumer mortgages	499	1,024	954	1,652
Home equity	246	185	326	426
Agricultural	96	36	132	305
Commercial and industrial-owner occupied	101	146	226	696
Construction, acquisition and development	524	8,978	796	9,582
Commercial real estate	509	600	1,192	1,320
Credit cards	199	183	380	336
All other	216	235	463	565
Total recoveries	2,729	11,669	5,020	15,666
Net charge-offs	(1,571)	6,652	(2,523)	5,869
Provision charged to operating expense	2,000	(5,000)	3,000	(10,000)
Balance, end of period	$ 126,935	$ 138,312	$ 126,935	$ 138,312

Average loans for period	$ 10,513,732	$ 9,868,318	$ 10,443,328	$ 9,770,197
Ratios:
Net charge-offs to average loans (annualized)	0.06%	(0.27%)	0.05%	(0.12%)
Provision for credit losses to average
loans and leases, net of unearned income (annualized)	0.08%	(0.20%)	0.06%	(0.20%)
Allowance for credit losses to loans
and leases, net of unearned income	1.20%	1.38%	1.20%	1.38%

Net charge-offs were $1.6 million in the second quarter of 2016 compared to net recoveries of $6.7 million in the second quarter of 2015. Net charge-offs in the first six months of 2016 were $2.5 million compared to net recoveries of $5.9 million in the first six months of 2015.  Net charge-offs in the first six months of 2016, coupled with improvement in criticized assets, contributed to a provision for credit losses of $2.0 million and $3.0 million being recorded in the second quarter and first six months of 2016, respectively.    Net recoveries in the first six months of 2015, coupled with improvement in criticized assets, contributed to a negative provision for credit losses of $5.0 million and $10.0 million being recorded in the second quarter and first six months of 2015, respectively.

Annualized net charge-offs as a percentage of average loans and leases for the second quarter of 2016 were 0.06%, compared to annualized net recoveries as a percentage of average loans and leases of 0.27% for the second quarter of 2015.  Annualized net charge-offs as a percentage of average loans and leases for the first six months of 2016 were 0.05% compared to annualized net recoveries as a percentage of average loans and leases of 0.12% for the same period in 2015.  The 2015 net recovery was a result of elevated levels of recoveries primarily in the construction, acquisition and development real estate portfolio.  Total recoveries were $2.7 million and $5.0 million for the three-month and six-month periods ended June 30, 2016, compared to $11.7 million and $15.7 million for the three-month and six-month periods ended June 30,  2015 with 61.2% of the first six months 2015 recoveries being noticed in the real estate construction, acquisition and development portfolio.

A $3.0 million provision for credit losses was recorded for the first six months of 2016 while $10.0 million negative provision was recorded for the first six months of 2015.  The provision for credit losses for the first six months of 2016 was a result of improving credit trends, including the elevated levels of recoveries.  As of June 30, 2016 and 2015, 59% and 52%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 80% and 86% of their contractual principal balance at June 30, 2016 and 2015, respectively.

The allowance for credit losses decreased $11.4 million to $126.9 million at June 30, 2016 compared to $138.3 million at June 30, 2015.  The decrease was a result of improving credit metrics since June 30, 2015, including reductions in classified loans and lower net charge-off levels.

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

	June 30,				December 31,
	2016		2015		2015
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$17,719	16.0%	$21,478	17.3%	$ 17,583	16.8%
Real estate
Consumer mortgages	33,225	24.1	38,305	23.6	33,198	23.8
Home equity	7,167	5.8	9,633	5.6	6,949	5.7
Agricultural	2,363	2.4	3,039	2.4	2,524	2.5
Commercial and industrial-owner occupied	13,642	15.5	17,344	15.9	14,607	15.5
Construction, acquisition and development	15,536	9.6	9,791	8.6	15,925	9.1
Commercial real estate	27,688	21.3	21,795	20.7	25,508	21.0
Credit cards	3,439	1.0	5,513	1.1	4,047	1.1
All other	6,156	4.3	11,414	4.8	6,117	4.5
Total	$126,935	100.0%	$ 138,312	100.0%	$ 126,458	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months and six months ended June 30, 2016 and 2015 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	June 30,
	2016	2015	% Change

	(Dollars in thousands)
Mortgage banking	$ 9,043	$ 14,102	(35.9)%
Credit card, debit card and merchant fees	9,495	9,298	2.1
Deposit service charges	11,018	11,527	(4.4)
Securities gains, net	86	41	109.8
Insurance commissions	28,803	29,319	(1.8)
Trust income*	3,493	3,543	(1.4)
Annuity fees *	465	470	(1.1)
Brokerage commissions and fees*	1,389	1,495	(7.1)
Bank-owned life insurance	1,813	1,835	(1.2)
Other miscellaneous income	4,078	2,684	51.9
Total noninterest revenue	$ 69,683	$ 74,314	(6.2)%
* Included in Wealth Management revenue on the Consolidated Statements of Income

	Six months ended
	June 30,
	2016	2015	% Change

	(Dollars in thousands)
Mortgage banking	$ 11,661	$ 22,669	(48.6)%
Credit card, debit card and merchant fees	18,456	17,837	3.5
Deposit service charges	22,032	22,779	(3.3)
Securities gains, net	88	55	60.0
Insurance commissions	62,052	62,812	(1.2)
Trust income*	6,923	7,579	(8.7)
Annuity fees*	942	1,028	(8.4)
Brokerage commissions and fees*	2,591	3,111	(16.7)
Bank-owned life insurance	3,706	3,734	(0.7)
Other miscellaneous income	6,747	6,025	12.0
Total noninterest revenue	$ 135,198	$ 147,629	(8.4)%
* Included in Wealth Management revenue on the Consolidated Statements of Income

The Company’s revenue from mortgage banking typically fluctuates as mortgage interest rates change and is primarily attributable to two activities - origination and sale of new mortgage loans and servicing of mortgage loans.  Since mortgage revenue can be significantly affected by changes in the valuation of MSRs in changing interest rate environments, the Company began piloting a hedge of the change in fair value of its MSRs during the fourth quarter of 2015.  The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either retain or release the associated MSRs with the loan sold.  The Company records MSRs at fair value for all loans sold on a servicing retained basis with subsequent adjustments to fair value of MSRs in accordance with FASB ASC 860, Transfers and Servicing.

In the course of conducting the Company’s mortgage banking activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first six months of 2016, nine mortgage loans totaling approximately $651,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $59,000 was recognized related to these repurchased or make whole loans.  During the first six months of 2015, 14 mortgage loans totaling approximately $1.8 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $174,000 was recognized related to these repurchased or make whole loans.

At June 30, 2016, the Company had accrued $1.3 million for its estimate of losses from representation and warranty obligations.  The reserve was based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

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

Origination revenue, a component of mortgage banking revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $462.6 million and $417.2 million produced origination revenue of $10.5 million and $7.4 million for the quarters ended June 30, 2016 and 2015, respectively.  Mortgage loan origination volumes of $778.0 million and  $728.3 million produced origination revenue of $17.7 million and $16.3 million for the first six months ended June 30, 2016 and 2015, respectively.  The increase in mortgage origination revenue for the three months and six months ended June 30, 2016 compared to the three months and six months ended June 30, 2015 is a result of the larger growth noticed in the held for sale pipeline during the second quarter and first six months of 2016 than the growth noticed in the held for sale pipeline during the second quarter and first six months of 2015.

Revenue from the servicing process, another component of mortgage banking revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $4.7 million and $4.3 million for the quarters ended June 30, 2016 and 2015, respectively.   For the six months ended June 30, 2016 and 2015, revenue from the servicing of loans was $9.4 million and $8.6 million, respectively

Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $2.1 million and $1.9 million for the quarters ended June 30, 2016 and 2015, respectively.  Decreases in value from principal payments, prepayments and payoffs were $3.4 million and $3.5 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the Company had a hedge in place designed to cover approximately 3% of the MSR value. The Company is susceptible to fluctuations in their value in changing interest rate environments.   Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $4.1 million and increased $4.3 million for the quarters ended June 30, 2016 and 2015, respectively, and decreased $12.0 million and increased $1.3 million for the first six months of 2016 and 2015, respectively.

	Three months ended
	June 30,
	2016	2015	% Change

	(Dollars in thousands)
Mortgage banking:
Origination	$ 10,523	$ 7,395	42.3%
Servicing	4,678	4,316	8.4
Payoffs/Paydowns	(2,066)	(1,930)	7.0
	13,135	9,781
MSR market value adjustment	(4,092)	4,321	NM
Mortgage banking revenue	$ 9,043	$ 14,102	(35.9)%

	(Dollars in millions)
Origination volume	$ 463	$ 417	11.0%

NM=Not meaningful

	Six months ended
	June 30,
	2016	2015	% Change

	(Dollars in thousands)
Mortgage banking:
Origination	$ 17,731	$ 16,309	8.7%
Servicing	9,422	8,572	9.9
Payoffs/Paydowns	(3,446)	(3,494)	(1.4)
	23,707	21,387
MSR market value adjustment	(12,046)	1,282	NM
Mortgage banking revenue	$ 11,661	$ 22,669	(48.6)%

	(Dollars in millions)
Origination volume	$ 778	$ 728	6.9%

Outstanding principal balance of
mortgage loans serviced at year-end	$ 6,154	$ 5,802	6.1%

NM=Not meaningful

Credit card, debit card and merchant fees increased slightly for the comparable three-month and six-month periods as a result of new account volume noticed since June 30, 2015.    Deposit service charge revenue decreased 4.4% and 3.3% when comparing the three-month and six-month periods ended June 30, 2016 and 2015, respectively, due to modifications made on the calculation and assessment of overdraft fees since June 30, 2015.

Net security gains of approximately $86,000 and $88,000 for the three-month and six-month period ended June 30, 2016 and net security gains of approximately $41,000 and $55,000 for the three-month and six-month period ended June 30,  2015 were a result of sales and calls of available-for-sale securities.

Insurance commissions remained relatively stable decreasing only 1.8% for the second quarter of 2016 compared to the second quarter of 2015 and 1.2% for the first six months of 2016 compared to the first six months of 2015.  Trust income remained relatively stable during the second quarter of 2016 compared to the second quarter of 2015 and decreased 8.7% for the first six months of 2016 compared to the first six months of 2015 as a result of an executor fee taken on a large estate during the first six months of 2015 with no similar fee noticed in the first six months of 2016.  Annuity fees decreased for both the second quarter of 2016 compared to the second quarter of 2015 and for the first six months of 2016 compared to the first six months of 2015 as a result of less annuity sales during 2016.  Brokerage commissions and fees decreased 7.1% and 16.7% for the comparable three-month and six-month periods, respectively, as a result of decreases in sales of all brokerage products. Bank-owned life insurance remained relatively stable for the comparable three-month and six-month period.  Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items increased 51.9% for the comparable three-month periods ended June 30, 2016 and 2015 and increased 12.0% for the comparable six-month periods ended June 30, 2016 and 2015 as a result of increases in miscellaneous other investment income combined with credit trading fee income.

 Noninterest Expense

The components of noninterest expense for the three months and six months ended June 30, 2016 and 2015 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	June 30,
	2016	2015	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 81,832	$ 79,759	2.6%
Occupancy, net	10,109	10,419	(3.0)
Equipment	3,295	4,024	(18.1)
Deposit insurance assessments	2,582	2,377	8.6
Advertising	1,043	1,686	(38.1)
Foreclosed property expense	1,309	1,625	(19.4)
Telecommunications	1,259	1,323	(4.8)
Public relations	599	794	(24.6)
Data processing	6,685	5,898	13.3
Computer software	2,732	2,690	1.6
Amortization of intangibles	869	1,061	(18.1)
Legal fees	1,754	1,998	(12.2)
Merger expense	1	4	(75.0)
Postage and shipping	985	1,194	(17.5)
Other miscellaneous expense	13,664	13,325	2.5
Total noninterest expense	$ 128,718	$ 128,177	0.4%

NM= Not meaningful

	Six months ended
	June 30,
	2016	2015	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 164,299	$ 160,938	2.1%
Occupancy, net of rental income	20,382	20,613	(1.1)
Equipment	7,060	7,998	(11.7)
Deposit insurance assessments	4,870	4,688	3.9
Regulatory settlement	10,277	-	NM
Advertising	1,676	2,467	(32.1)
Foreclosed property expense	2,490	3,596	(30.8)
Telecommunications	2,554	2,637	(3.1)
Public relations	1,260	1,479	(14.8)
Data processing	13,076	11,900	9.9
Computer software	5,392	5,296	1.8
Amortization of intangibles	1,749	2,093	(16.4)
Legal fees	6,289	9,679	(35.0)
Merger expense	2	4	(50.0)
Postage and shipping	2,102	2,366	(11.2)
Other miscellaneous expense	27,540	29,356	(6.2)
Total noninterest expense	$ 271,018	$ 265,110	2.2%
NM=Not meaningful

Salaries and employee benefit expense remained relatively stable for the three months and six months ended June 30, 2016 compared to the same periods in 2015.  Occupancy expense decreased 3.0% for the three months ended June 30, 2016 compared to the same period in 2015 but remained relatively stable for the six months ended June 30, 2016 compared to the same period in 2015.  Equipment expense decreased 18.1% and 11.7% for the comparable three-month and six-month periods, respectively, as a result of decreases in depreciation expense.  Deposit insurance assessments increased 8.6% and 3.9% for the comparable three-month and six-month periods, respectively, as a result of movement evidenced in several variables utilized by the FDIC in calculating the deposit insurance assessment.  A pre-tax charge of $10.3 million was recorded during the first quarter of 2016 related to a liability associated with ongoing regulatory matters. A settlement was reached during the second quarter of 2016 with no additional charge required.

Foreclosed property expense decreased 19.4% and 30.8% for the comparable three months and six months ended June 30, 2016 and 2015, respectively, as a result of fewer writedowns of foreclosed property.  During the first six months of 2016, the Company added $7.9 million to OREO through foreclosures.  Sales of OREO in the first six months of 2016 were $6.5 million, resulting in a net loss of approximately $259,000.  The components of foreclosed property expense for the three months and six months ended June 30, 2016 and 2015 and the percentage change between periods are shown in the following tables:

	Three months ended
	June 30,
	2016	2015	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$ 13	$ 204	(93.6)%
Writedown of other real estate owned	874	1,036	(15.6)
Other foreclosed property expense	422	385	9.6
Total foreclosed property expense	$ 1,309	$ 1,625	(19.4)%

	Six months ended
	June 30,
	2016	2015	% Change
	(Dollars in thousands)
Loss (gain) on sale of other real estate owned	$ 259	$ (575)	NM %
Writedown of other real estate owned	1,470	3,209	(54.2)
Other foreclosed property expense	761	962	(20.9)
Total foreclosed property expense	$ 2,490	$ 3,596	(30.8)%

NM= Not meaningful

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising and public relations, the primary fluctuations included the decrease in legal fees and in other miscellaneous expense for the first six months of 2016 compared to the first six months of 2015. The decrease in legal fees and other miscellaneous expense is a result of additional costs recorded during the first six months of 2015 related to litigation reserves for various legal matters, consulting and compliance services more than offsetting any other legal and consulting costs recorded during the first six months of 2016. These consulting and compliance services were related to BSA and AML compliance remediation.

Income Tax

The Company recorded income tax expense of $16.6 million for the second quarter of 2016, compared to income tax expense of $18.7 million for the second quarter of 2015.   Income tax expense was $27.4  million for the first six months of 2016, compared to income tax expense of $33.9 million for the first six months of 2015.   The primary differences between the Company’s recorded expense for the second quarter and first six months of 2016 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income and other tax preference items.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at June 30, 2016 were $13.0 billion, or 91.8% of total assets, compared with $12.7 billion, or 91.7% of total assets, at December 31, 2015.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 81.1% of average earning assets during the second quarter of 2016.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $10.6 billion and $10.4 billion at June 30, 2016 and December 31, 2015, respectively.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	June 30,		December 31,
	2016	2015	2015

	(In thousands)

Commercial and industrial	$ 1,701,848	$ 1,735,444	$ 1,752,273
Real estate
Consumer mortgages	2,549,989	2,374,122	2,472,202
Home equity	614,686	558,460	589,752
Agricultural	251,566	239,884	259,360
Commercial and industrial-owner occupied	1,644,618	1,596,244	1,617,429
Construction, acquisition and development	1,021,218	860,407	945,045
Commercial real estate	2,254,653	2,081,394	2,188,048
Credit cards	108,101	110,552	112,165
All other	457,868	484,948	468,052
Gross loans and leases (1)	10,604,547	10,041,455	10,404,326
Less: Unearned income	28,569	33,884	31,548
Net loans and leases	$ 10,575,978	$ 10,007,571	$ 10,372,778
(1)	Gross loans and leases are net of deferred fees and costs

The following table shows the Company’s loans and leases, net of unearned income by segment, class and geographical location as of June 30, 2016:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 146,268	$ 198,348	$ 196,156	$ 680,183	$ 93,190	$ 117,291	$ 221,574	$ 45,079	$ 1,698,089
Real estate
Consumer mortgages	318,323	326,634	225,181	815,895	80,713	286,004	472,988	24,251	2,549,989
Home equity	93,400	43,484	67,923	226,158	23,427	145,122	13,701	1,471	614,686
Agricultural	7,684	79,186	27,600	67,078	3,571	13,942	52,505	-	251,566
Commercial and industrial-owner occupied	199,074	174,811	198,307	668,400	49,294	140,535	214,197	-	1,644,618
Construction, acquisition and development	121,768	102,732	55,618	322,841	22,212	148,243	247,804	-	1,021,218
Commercial real estate	346,711	359,930	227,451	613,773	198,254	176,006	330,778	1,750	2,254,653
Credit cards	-	-	-	-	-	-	-	108,101	108,101
All other	71,387	47,848	29,070	172,686	4,189	34,789	53,328	19,761	433,058
Total	$ 1,304,615	$ 1,332,973	$ 1,027,306	$ 3,567,014	$ 474,850	$ 1,061,932	$ 1,606,875	$ 200,413	$ 10,575,978

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of June 30, 2016:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total

	(In thousands)
Commercial and industrial	$ 38,747	$ 567,908	$ 820,675	$ 270,759	$ 1,698,089
Real estate
Consumer mortgages	5,263	251,914	474,685	1,818,127	2,549,989
Home equity	2,055	75,970	234,453	302,208	614,686
Agricultural	321	56,237	57,188	137,820	251,566
Commercial and industrial-owner occupied	26,017	143,074	448,319	1,027,208	1,644,618
Construction, acquisition and development	2,339	534,379	232,674	251,826	1,021,218
Commercial real estate	5,263	236,310	783,093	1,229,987	2,254,653
Credit cards	-	108,101	-	-	108,101
All other	439	190,086	181,424	61,109	433,058
Total	$ 80,444	$ 2,163,979	$ 3,232,511	$ 5,099,044	$ 10,575,978

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production.  Commercial and industrial loans outstanding decreased 2.8% from December 31, 2015 to June 30, 2016.

Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 25 years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding increased 3.1% at June 30, 2016 compared to December 31, 2015.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding increased by 4.2% at June 30, 2016 compared to December 31, 2015.

Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding decreased by 3.0% from December 31, 2015 to June 30, 2016.

Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans increased 1.7% from December 31, 2015 to June 30, 2016.

Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. The Bank generally engages in construction and development lending only in local markets served by its branches. Construction, acquisition and development loans increased 8.1% from December 31, 2015 to June 30, 2016.

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

At June 30, 2016, the Company had $52.7 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $437,000 and $942,000 recognized as interest income during the second quarter and first six months of 2016.  There were no construction, acquisition and development loans with interest reserves that were on non-accrual status at June 30, 2016.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.

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

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial loans increased 3.0% from December 31, 2015 to June 30, 2016.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 3.6% from December 31, 2015 to June 30, 2016.

All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances, net of unearned income decreased 1.8% from December 31, 2015 to June 30, 2016.

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

	June 30,		December 31,
	2016	2015	2015

	(Dollars in thousands)
Non-accrual loans and leases	$ 68,638	$ 67,766	$ 83,028
Loans 90 days or more past due, still accruing	1,875	1,568	2,013
Restructured loans and leases, still accruing	9,687	10,109	9,876
Total NPLs	80,200	79,443	94,917

Other real estate owned	14,658	24,299	14,759
Total NPAs	$ 94,858	$ 103,742	$ 109,676

NPLs to net loans and leases	0.76%	0.79%	0.92%
NPAs to net loans and leases	0.90%	1.04%	1.06%

NPLs decreased 15.5% to $80.2 million at June 30, 2016 compared to $94.9 million at December 31, 2015 and increased 1.0% compared to $79.4 million at June 30,  2015.  Included in NPLs at June 30,  2016 were $40.2 million of loans that were impaired.  These impaired loans had a specific reserve of $3.1 million included in the allowance for credit losses of $126.9 million at June 30,  2016, and were net of $10.1 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2015 included $51.4 million of loans that were impaired.  These impaired loans had a specific reserve of $2.4 million included in the allowance for credit losses of $126.5 million at December 31, 2015.  NPLs at June 30, 2015 included $35.1 million of loans that were impaired.  These impaired loans had a specific reserve of $3.9 million included in the allowance for credit losses of $138.3 million at June 30, 2015.

Non-accrual loans at June 30, 2016 reflected a decrease of $14.4 million, or 17.3%, compared to December 31, 2015 but reflected an increase of $0.9 million, or 1.3%, compared to June 30, 2015.    While non-accrual loans increased modestly in several loan categories when comparing June 30, 2016 to June 30, 2015, the primary increases in non-accrual loans are recognized in the real estate commercial and industrial owner-occupied and the commercial real estate portfolios.  Non-accrual loans related to the real estate commercial and industrial owner-occupied portfolio increased $2.0 million, or 14.4%, to $16.0 million at June 30, 2016 compared to $14.0 million at June 30, 2015.  Non-accrual loans related to the commercial real estate portfolio increased $1.8 million, or 14.5%, to $14.2 million at June 30, 2016 compared to $12.4 million at June 30, 2015.

The Bank’s NPLs are primarily located in Arkansas, Mississippi and Louisiana as these markets represent $58.1 million, or 72.5% of total NPLs of $80.2 million at June 30,  2016.  These areas have experienced a higher incidence of NPLs, primarily as a result of the downturn in the economic markets in these regions.    These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  The following table presents the NPLs by geographical location at June 30, 2016:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Alabama and Florida Panhandle	$ 1,304,615	$ -	$ 3,761	$ 383	$ 4,144	0.3%
Arkansas	1,332,973	-	7,263	2,044	9,307	0.7
Louisiana	1,027,306	-	6,433	2,176	8,609	0.8
Mississippi	3,567,014	-	38,266	1,949	40,215	1.1
Missouri	474,850	-	3,005	1,100	4,105	0.9
Tennessee	1,061,932	-	1,163	189	1,352	0.1
Texas	1,606,875	-	2,962	964	3,926	0.2
Other	200,413	1,875	5,785	882	8,542	4.3
Total	$ 10,575,978	$ 1,875	$ 68,638	$ 9,687	$ 80,200	0.8%

OREO decreased by approximately $101,000 to $14.7 million at June 30, 2016 compared to $14.8 million at December 31, 2015 and decreased by $9.6 million compared to  $24.3 million at June 30, 2015.  OREO decreased as a result of sales of foreclosed properties exceeding new foreclosures coupled with writedowns that were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.

The Company has processes in place to review credits upon renewal or modification to determine if concessions are being granted that meet the requirements set forth in FASB ASC 310.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $23.9 million and $25.0 million at June 30, 2016 and December 31, 2015, respectively.  Restructured loans of $14.1 million and $15.1 million were included in the non-accrual loan category at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at June 30, 2016:

	June 30, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,654,279	$ -	$ 36,866	$ 91	$ 384	$ 6,469	$ 1,698,089
Real estate
Consumer mortgages	2,482,105	298	66,614	14	-	958	2,549,989
Home equity	603,039	-	10,163	-	-	1,484	614,686
Agricultural	242,721	-	8,085	-	-	760	251,566
Commercial and industrial-owner occupied	1,585,978	516	45,682	375	-	12,067	1,644,618
Construction, acquisition and development	1,003,045	-	12,809	-	-	5,364	1,021,218
Commercial real estate	2,202,501	-	38,867	151	-	13,134	2,254,653
Credit cards	108,101	-	-	-	-	-	108,101
All other	424,932	-	8,027	99	-	-	433,058
Total	$ 10,306,701	$ 814	$ 227,113	$ 730	$ 384	$ 40,236	$ 10,575,978
(1) Impaired loans are shown exclusive of accruing TDRs

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At June 30, 2016, the Bank had $4.3 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at June 30, 2016:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total

	(In thousands)
Pass	$ 10,301,225	$ 5,396	$ 80	$ -	$ 10,306,701
Special Mention	814	-	-	-	814
Substandard	180,152	24,262	7,122	15,577	227,113
Doubtful	152	-	-	578	730
Loss	1	-	-	383	384
Impaired	24,101	2,274	274	13,587	40,236
Total	$ 10,506,445	$ 31,932	$ 7,476	$ 30,125	$ 10,575,978

All loan grade categories increased at June 30, 2016 compared to December 31, 2015 with the exception of the Substandard and Impaired loan grade categories, which decreased approximately $28,000, or 0.01% and $11.2 million, or 21.7%, respectively, at June 30, 2016 compared to December 31, 2015.  Of the $227.1 million of Substandard loans and leases, 79.3% remained current as to scheduled repayment of principal and interest, with only 6.9% having outstanding balances that were 90 days or more past due at June 30,  2016.  Of the $40.2 million of Impaired loans and leases, 59.9% remained current as to scheduled repayment of principal and/or interest, with 33.8% having outstanding balances that were 90 days or more past due at June 30, 2016.

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

The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at June 30, 2016:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Commercial and industrial	$ 1,698,089	$ 82	$ 8,675	$ 3,169	$ 11,926	0.7%
Real estate
Consumer mortgages	2,549,989	1,502	19,309	1,084	21,895	0.9
Home equity	614,686	-	2,734	4	2,738	0.4
Agricultural	251,566	-	1,107	85	1,192	0.5
Commercial and industrial-owner occupied	1,644,618	-	16,021	1,306	17,327	1.1
Construction, acquisition and development	1,021,218	-	6,086	1,345	7,431	0.7
Commercial real estate	2,254,653	-	14,197	1,117	15,314	0.7
Credit cards	108,101	291	159	811	1,261	1.2
All other	433,058	-	350	766	1,116	0.3
Total	$ 10,575,978	$ 1,875	$ 68,638	$ 9,687	$ 80,200	0.8%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Available-for-sale securities were $2.1 billion at both June 30, 2016 and December 31, 2015.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At June 30, 2016, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of June 30, 2016:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%

Available-for-sale Securities:	(Dollars in thousands)
Aaa	$ 1,712,302	83.1%	$ 1,730,650	82.3%
Aa1 to Aa3	124,199	6.0	135,044	6.4
A1 to A3	41,397	2.0	44,561	2.1
Not rated (1)	183,064	8.9	193,628	9.2
Total	$ 2,060,962	100.0%	$ 2,103,883	100.0%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $54.2 million and a market value of $58.6 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the second quarter of 2016 that indicated the necessity of an earlier goodwill impairment assessment.

In the current environment, forecasting cash flows, credit losses and growth, in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $294.9 million and $291.5 million at June 30, 2016 and December 31, 2015, respectively.

Other Real Estate Owned

OREO totaled $14.7 million and $14.8 million at June 30, 2016 and December 31, 2015, respectively.  OREO at June 30, 2016 had aggregate loan balances at the time of foreclosure of $38.1 million.  OREO at December 31, 2015 had aggregate loan balances at the time of foreclosure of $37.5 million.  The following table presents the OREO by segment and class at June 30, 2016:

	June 30,		December 31,
	2016	2015	2015
	(In thousands)

Commercial and industrial	$ 74	$ 84	$ 84
Real estate
Consumer mortgages	2,109	2,048	2,477
Home equity	654	101	101
Agricultural	25	25	25
Commercial and industrial-owner occupied	1,272	1,214	1,074
Construction, acquisition and development	8,051	19,639	10,212
Commercial real estate	2,312	1,069	678
All other	161	119	108
Total	$ 14,658	$ 24,299	$ 14,759

Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.  While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the consumer mortgage, commercial and industrial-owner occupied and commercial real estate portfolios at June 30, 2016 suggested that a majority of additions to OREO in the near-term might be from these categories.

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

The following table presents the Company’s noninterest bearing, interest bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	June 30,	December 31,
	2016	2015	% Change

	(Dollars in millions)
Noninterest bearing demand	$ 3,133	$ 3,032	3.3%
Interest bearing demand	4,839	5,004	(3.3)
Savings	1,513	1,442	4.9
Other time	1,879	1,853	1.4
Total deposits	$ 11,364	$ 11,331	0.3%

The 0.3% increase in deposits at June 30, 2016 compared to December 31, 2015 was primarily a result of the increase in noninterest bearing demand and savings deposits more than offsetting the decline in interest bearing demand deposits.    The average maturity of time deposits at June 30, 2016 was 18.9 months, compared to 17.6 months at December 31, 2015.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company had no short-term borrowings from the FHLB at June 30, 2016 and $62.0 million at December 31, 2015.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had federal funds purchased and securities sold under agreement to repurchase of $416.0 million and $405.9 million at June 30, 2016 and December 31, 2015, respectively.

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

The Company had long-term borrowings from U.S. Bank totaling $35.6 million and $39.8 million at June 30, 2016 and December 31, 2015, respectively.  The Company also had long-term borrowings from the FHLB of $330.0 million and $30.0 million at June 30, 2016 and December 31, 2015.   The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.3 billion in additional borrowing capacity under the existing FHLB borrowing agreement at June 30, 2016.

The Company had non-binding federal funds borrowing arrangements with other banks aggregating $820.0 million at June 30, 2016.  The unencumbered fair value of the Company’s federal government and government agencies securities portfolio may provide substantial additional liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk‑based capital guidelines established by the Federal Reserve.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Common equity Tier 1 capital generally consist of common stock (plus related additional paid in capital) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions. Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered “well capitalized” for the Company’s Common equity Tier 1 capital, Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill)  are 6.5%, 8%, 10% and 5%, respectively.  The Company exceeded the required minimum levels for these ratios at June 30, 2016 and December 31, 2015 as follows:

	June 30, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth, Inc.
Common equity Tier 1 capital (to risk-weighted assets)	$ 1,440,017	12.17%	$ 1,402,041	12.07%
Tier 1 capital (to risk-weighted assets)	1,463,215	12.37	1,425,239	12.27
Total capital (to risk-weighted assets)	1,590,741	13.45	1,552,280	13.37
Tier 1 leverage capital (to average assets)	1,463,215	10.66	1,425,239	10.61

The FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the common equity Tier 1 capital, Tier 1 capital, total capital and leverage capital ratios must be at least 6.5%, 8%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at June 30, 2016 and December 31, 2015 as follows:

	June 30, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth Bank
Common equity Tier 1 capital (to risk-weighted assets)	$ 1,324,364	11.21%	$ 1,369,419	11.80%
Tier 1 capital (to risk-weighted assets)	1,324,364	11.21	1,369,419	11.80
Total capital (to risk-weighted assets)	1,451,890	12.29	1,496,460	12.90
Tier 1 leverage capital (to average assets)	1,324,364	9.68	1,369,419	10.23

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

On December 11, 2014, the Company announced a stock repurchase program whereby the Company could acquire up to an aggregate of 6% or 5,764,000 shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between December 11, 2014 through November 30, 2016.  The extent and timing of any repurchases depended on market conditions and other corporate, legal and regulatory considerations.  Repurchased shares are held as authorized but unissued shares.  These authorized but unissued shares are available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors.  On January 27, 2016, the Company announced this stock repurchase plan was terminated. At the time of termination, 2,882,000 shares had been repurchased under this program.

On January 27, 2016, the Company announced a new stock repurchase program whereby the Company may acquire up to an aggregate of 7,000,000 shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between January 27, 2016 through December 29, 2017. The extent and timing of any repurchases depends on market conditions and other corporate, legal and regulatory considerations. Repurchased shares are held as authorized but unissued shares. These authorized but unissued shares are available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. At June 30, 2016, no shares had been repurchased under this program.

The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation.  The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp.  The Company redeemed $8.25 million of the Junior Subordinated Debt Securities and $8.0 million of the related trust preferred securities assumed in the City Bancorp merger at par on January 8, 2014. The Company’s remaining $23.2 million in assumed trust preferred securities qualify as Tier 1 capital at June 30,  2016 under Federal Reserve guidelines.  At June 30,  2016, the $23.2 million in assumed trust preferred securities were callable at the option of the Company upon obtaining approval of the Federal Reserve.

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

The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions and potential transactions with numerous customers or applicants, and the Company is a public company with a large number of shareholders. From time to time, borrowers, customers, shareholders, former employees and other third parties have brought actions against the Company or its subsidiaries, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation and, from time to time, the Company and its subsidiaries are subject to such actions brought against it. Additionally, the Bank is, and management expects it to be, engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities, which, from time to time, have resulted in counterclaims against the Bank. Various legal proceedings have arisen and may arise in the future out of claims against entities to which the Company is a successor as a result of business combinations. The Company and its subsidiaries may also be subject to enforcement actions by federal or state regulators, including the Securities and Exchange Commission, the Federal Reserve, the FDIC, the Consumer Financial Protection Bureau (the “CFPB”), the Department of Justice (the “DOJ”), state attorneys general and the Mississippi Department of Banking and Consumer Finance.

When and as the Company determines it has meritorious defenses to the claims asserted, it vigorously defends against such claims. The Company will consider settlement of claims when, in management’s judgment and in consultation with counsel, it is in the best interests of the Company to do so.

The Company cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against it, its directors, management or employees, including remedies or damage awards. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims (which are not considered incidental to the ordinary conduct of the Company’s business) utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable the Company will incur a loss and the amount can be reasonably estimated, the Company establishes an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings and the potential loss, however, may turn out to be substantially higher than the amount accrued. Further, the Company’s insurance has deductibles and will likely not cover all such litigation, other proceedings or claims, or the costs of defense.

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-related expense of $8.5 million accrued as of June 30, 2016, which excludes amounts reserved for regulatory settlement expenses discussed below, is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular fiscal period or periods.

On January 5, 2016, the Bank entered into an agreement to settle a class action lawsuit filed on May 18, 2010 by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenged the manner in which overdraft fees were charged and the policies related to the posting order of debit card and ATM transactions. The suit also made a claim under Arkansas’ consumer protection statute. The plaintiff was seeking to recover damages in an unspecified amount and equitable relief.  As a result of this agreement, the Company recorded an expense of $16.5 million in the fourth quarter of 2015, representing amounts to be paid in connection with the settlement, net of amounts the Company had already accrued for this legal proceeding in previous periods.  The settlement was approved by the court on July 15, 2016. Pursuant to the Court's order preliminarily approving the settlement, in the first quarter of 2016 the amounts accrued for settlement were paid into settlement escrow funds.

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserted that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results.  The plaintiff was seeking to recover alleged damages in an unspecified amount, equitable and/or injunctive relief, and attorneys’ fees. A motion to dismiss filed by the defendants was granted by the Court on January 5, 2015, and the plaintiff filed a notice of appeal of that decision on February 2, 2015.  On April 14, 2016, the Mississippi Supreme Court upheld the lower Court’s dismissal of the case against the Company, and the period for petitioning for a rehearing by the Mississippi Supreme Court has elapsed.

On July 31, 2014, the Company and its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint has subsequently been amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the court granted in part and denied in part the defendants’ motion to dismiss and dismissed the claims concerning the Company’s expectations about the closing of the mergers.  Class certification was granted on April 21, 2016, and a petition for immediate appeal of the class certification has been filed and is pending.  The plaintiff seeks an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper.  At this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company as it is uncertain whether class certification will be upheld and the exact amount of damages (should the class remain certified) is uncertain.  Although it is not possible to predict the ultimate resolution or financial liability with respect to the litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

On June 29, 2016, the Bank, the CFPB and the DOJ agreed to a settlement set forth in a consent order (the “Consent Order”) related to the joint investigation by the CFPB and the DOJ of the Bank’s fair lending program during the period between January 1, 2011 and December 31, 2013.  The Consent Order was signed by the United States District Court for the Northern District of Mississippi (the “District Court”) on July 25, 2016.  In the first quarter of 2016, the Bank reserved $13.8 million to cover costs related to this matter, $10.3 million of which was reflected as regulatory settlement expense and $3.5 million of which was included in other noninterest expense.  The settlement of this matter did not have a material financial impact on second quarter 2016 financial results.  For additional information regarding the terms of this settlement and the Consent Order, see the signed Consent Order and the Company’s Current Report on Form 8-K filed on June 29, 2016.

CRITICAL ACCOUNTING POLICIES

During the three months ended June 30, 2016, there was no material change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended June 30, 2016, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions and potential transactions with numerous customers or applicants, and the Company is a public company with a large number of shareholders. From time to time, borrowers, customers, shareholders, former employees and other third parties have brought actions against the Company or its subsidiaries, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation and, from time to time, the Company and its subsidiaries are subject to such actions brought against it. Additionally, the Bank is, and management expects it to be, engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities, which, from time to time, have resulted in counterclaims against the Bank. Various legal proceedings have arisen and may arise in the future out of claims against entities to which the Company is a successor as a result of business combinations. The Company and its subsidiaries may also be subject to enforcement actions by federal or state regulators, including the Securities and Exchange Commission, the Federal Reserve, the FDIC, the Consumer Financial Protection Bureau (the “CFPB”), the Department of Justice (the “DOJ”), state attorneys general and the Mississippi Department of Banking and Consumer Finance.

When and as the Company determines it has meritorious defenses to the claims asserted, it vigorously defends against such claims. The Company will consider settlement of claims when, in management’s judgment and in consultation with counsel, it is in the best interests of the Company to do so.

The Company cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against it, its directors, management or employees, including remedies or damage awards. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims (which are not considered incidental to the ordinary conduct of the Company’s business) utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable the Company will incur a loss and the amount can be reasonably estimated, the Company establishes an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings and the potential loss, however, may turn out to be substantially higher than the amount accrued. Further, the Company’s insurance has deductibles and will likely not cover all such litigation, other proceedings or claims, or the costs of defense.

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-related expense of $8.5 million accrued as of June 30, 2016, which excludes amounts reserved for regulatory settlement expenses discussed below, is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular fiscal period or periods.

On January 5, 2016, the Bank entered into an agreement to settle a class action lawsuit filed on May 18, 2010 by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenged the manner in which overdraft fees were charged and the policies related to the posting order of debit card and ATM transactions. The suit also made a claim under Arkansas’ consumer protection statute. The plaintiff was seeking to recover damages in an unspecified amount and equitable relief.  As a result of this agreement, the Company recorded an expense of $16.5 million in the fourth quarter of 2015, representing amounts to be paid in connection with the settlement, net of amounts the Company had already accrued for this legal proceeding in previous periods.  The settlement was approved by the court on July 15, 2016. Pursuant to the Court's order preliminarily approving the settlement, in the first quarter of 2016 the amounts accrued for settlement were paid into settlement escrow funds.

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserted that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results.  The plaintiff was seeking to recover alleged damages in an unspecified amount, equitable and/or injunctive relief, and attorneys’ fees. A motion to dismiss filed by the defendants was granted by the Court on January 5, 2015, and the plaintiff filed a notice of appeal of that decision on February 2, 2015.  On April 14, 2016, the Mississippi Supreme Court upheld the lower Court’s dismissal of the case against the Company, and the period for petitioning for a rehearing by the Mississippi Supreme Court has elapsed.

On July 31, 2014, the Company and its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint has subsequently been amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the court granted in part and denied in part the defendants’ motion to dismiss and dismissed the claims concerning the Company’s expectations about the closing of the mergers.  Class certification was granted on April 21, 2016, and a petition for immediate appeal of the class certification has been filed and is pending.  The plaintiff seeks an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper.  At this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company as it is uncertain whether class certification will be upheld and the exact amount of damages (should the class remain certified) is uncertain.  Although it is not possible to predict the ultimate resolution or financial liability with respect to the litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

On June 29, 2016, the Bank, the CFPB and the DOJ agreed to a settlement set forth in a consent order (the “Consent Order”) related to the joint investigation by the CFPB and the DOJ of the Bank’s fair lending program during the period between January 1, 2011 and December 31, 2013.  The Consent Order was signed by the United States District Court for the Northern District of Mississippi (the “District Court”) on July 25, 2016.  In the first quarter of 2016, the Bank reserved $13.8 million to cover costs related to this matter, $10.3 million of which was reflected as regulatory settlement expense and $3.5 million of which was included in other noninterest expense.  The settlement of this matter did not have a material financial impact on second quarter 2016 financial results.  For additional information regarding the terms of this settlement and the Consent Order, see the signed Consent Order and the Company’s Current Report on Form 8-K filed on June 29, 2016.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased (1)(2)	Paid per Share	or Programs (2)	or Programs (2)
April 1- April 30	1,393	$ 21.43	-	7,000,000
May 1-May 31	3,368	21.88	-	7,000,000
June 1-June 30	-	-	-	7,000,000

Total	4,761

(1) This column represents 1,393 shares redeemed in April 2016 and 3,368 shares redeemed in May 2016 from employees for tax witholding purposes for stock compensation.

(2) On December 11, 2014, the Company announced a stock repurchase program pursuant to which the Company could purchase up to 5.8 million shares of its common stock during the period between December 11, 2014 and November 30, 2016.   On January 27, 2016, the Company announced the termination of this stock repurchase program, under which the Company had repurchased 2,882,000 shares of common stock, and the initiation of a new stock repurchase program pursuant to which the Company may purchase up to 7 million shares of its common stock during the period between January 27, 2016 and December 29, 2017.  On July 25, 2016, the Company adopted a Rule 10b5-1 plan in connection with this stock repurchase program.  No repurchases of common stock occurred pursuant to the stock repurchase program during the second quarter of 2016.

ITEM 6.  EXHIBITS

(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (1)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (2)
	(c)	Amendment No. 2 to Agreement and Plan of Merger, dated June 30, 2015, by and between BancorpSouth, Inc. and Central Community Corporation. (3)
(3)	(a)	Amended and Restated Articles of Incorporation. (4)
	(b)	Amended and Restated Bylaws. (4)
(4)		Specimen Common Stock Certificate. (5)

(10)	Consent Order. (6)
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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of June 30, 2016 and 2015, and December 31, 2015, (ii) the Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three-month and six-month  periods ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

____________________________
(1)	Filed as Annex A to the Company's registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233) and incorporated by reference thereto.
(2)	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 27, 2016 (file number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (file number 0-10826) and incorporated by reference thereto.
(6)	Filed as exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 29, 2016 (file number 1-12991) and incorporated by reference thereto.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.
(Registrant)

DATE: August 8, 2016	/s/ William L. Prater
William L. Prater
Senior Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (1)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (2)
	(c)	Amendment No. 2 to Agreement and Plan of Merger, dated June 30, 2015, by and between BancorpSouth, Inc. and Central Community Corporation. (3)
(3)	(a)	Amended and Restated Articles of Incorporation. (4)
	(b)	Amended and Restated Bylaws. (4)
(4)		Specimen Common Stock Certificate. (5)
(10)		Consent Order. (6)
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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of June 30, 2016 and 2015, and December 31, 2015, (ii) the Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three-month and six-month  periods ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

____________________________
(1)		Filed as Annex A to the Company's registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233) and incorporated by reference thereto.
(2)		Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(3)		Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference thereto.
(4)		Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 27, 2016 (file number 1-12991) and incorporated by reference thereto.
(5)		Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (file number 0-10826) and incorporated by reference thereto.
(6)		Filed as exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 29, 2016 (file number 1-12991) and incorporated by reference thereto.
*		Filed herewith.
**		Furnished herewith.