Form 10-Q
period 2016-09-30
BANCORPSOUTH INC
filed 2016-11-07
CIK 701853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________________________

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,  2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________    to    ________________

Commission File Number:    001-12991

BANCORPSOUTH, INC.

(Exact name of registrant as specified in its charter)

Mississippi	64-0659571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Mississippi Plaza, 201 South Spring Street Tupelo, Mississippi	38804
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (662) 680-2000

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

 As of October 31, 2016, the registrant had outstanding 93,652,099 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
	2016	2015	2015
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$ 172,782	$ 154,192	$ 159,923
Interest bearing deposits with other banks	151,944	43,777	113,068
Available-for-sale securities, at fair value	2,468,199	2,082,329	2,161,125
Loans and leases	10,685,166	10,404,326	10,254,013
Less: Unearned income	26,405	31,548	34,437
Allowance for credit losses	125,887	126,458	133,009
Net loans and leases	10,532,874	10,246,320	10,086,567
Loans held for sale, at fair value	204,441	157,907	170,175
Premises and equipment, net	305,245	308,125	304,317
Accrued interest receivable	41,583	40,901	41,599
Goodwill	294,901	291,498	291,498
Other identifiable intangibles	19,908	20,545	21,466
Bank-owned life insurance	257,015	251,534	249,825
Other real estate owned	11,391	14,759	23,696
Other assets	151,200	186,775	164,165
TOTAL ASSETS	$ 14,611,483	$ 13,798,662	$ 13,787,424

LIABILITIES
Deposits:
Demand: Noninterest bearing	$ 3,308,361	$ 3,031,528	$ 3,053,439
Interest bearing	4,877,482	5,003,806	4,794,656
Savings	1,533,401	1,442,336	1,409,856
Other time	1,870,815	1,853,491	1,883,995
Total deposits	11,590,059	11,331,161	11,141,946
Federal funds purchased and securities
sold under agreement to repurchase	468,969	405,937	425,203
Short-term Federal Home Loan Bank borrowings
and other short-term borrowing	-	62,000	224,500
Accrued interest payable	4,107	3,071	3,353
Junior subordinated debt securities	23,198	23,198	23,198
Long-term debt	563,495	69,775	71,868
Other liabilities	237,551	248,076	252,536
TOTAL LIABILITIES	12,887,379	12,143,218	12,142,604

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 94,074,740
94,162,728 and 93,969,994 shares, respectively	235,187	235,407	234,925
Capital surplus	278,973	282,934	278,998
Accumulated other comprehensive loss	(33,549)	(41,825)	(36,355)
Retained earnings	1,243,493	1,178,928	1,167,252
TOTAL SHAREHOLDERS' EQUITY	1,724,104	1,655,444	1,644,820
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 14,611,483	$ 13,798,662	$ 13,787,424

(1)  Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$ 111,605	$ 107,086	$ 328,488	$ 312,649
Deposits with other banks	409	36	901	398
Available-for-sale securities:
Taxable	6,189	6,490	18,086	19,758
Tax-exempt	2,898	3,226	8,854	9,938
Loans held for sale	1,239	1,363	3,406	3,585
Total interest revenue	122,340	118,201	359,735	346,328

INTEREST EXPENSE:
Deposits:
Interest bearing demand	2,361	2,209	6,732	6,654
Savings	462	431	1,356	1,269
Other time	3,661	3,646	10,451	11,481
Federal funds purchased and securities sold
under agreement to repurchase	173	104	472	271
Long-term debt	902	571	2,097	1,704
Junior subordinated debt	190	168	560	496
Other	1	2	2	1
Total interest expense	7,750	7,131	21,670	21,876
Net interest revenue	114,590	111,070	338,065	324,452
Provision for credit losses	-	(3,000)	3,000	(13,000)
Net interest revenue, after provision for
credit losses	114,590	114,070	335,065	337,452

NONINTEREST REVENUE:
Mortgage banking	12,282	2,339	23,943	25,008
Credit card, debit card and merchant fees	9,292	9,282	27,748	27,119
Deposit service charges	11,313	12,150	33,345	34,929
Security gains, net	1	33	89	88
Insurance commissions	28,194	28,584	90,246	91,396
Wealth management	5,312	5,567	15,768	17,285
Other	4,474	4,998	14,927	14,757
Total noninterest revenue	70,868	62,953	206,066	210,582

NONINTEREST EXPENSE:
Salaries and employee benefits	82,079	81,354	246,378	242,292
Occupancy, net of rental income	10,412	10,819	30,794	31,432
Equipment	3,423	3,742	10,483	11,740
Deposit insurance assessments	3,227	2,191	8,097	6,879
Regulatory settlement	-	-	10,277	-
Other	30,371	28,344	94,501	99,217
Total noninterest expense	129,512	126,450	400,530	391,560
Income before income taxes	55,946	50,573	140,601	156,474
Income tax expense	18,129	16,230	45,543	50,152
Net income	$ 37,817	$ 34,343	$ 95,058	$ 106,322

Earnings per share: Basic	$ 0.40	$ 0.36	$ 1.01	$ 1.10
Diluted	$ 0.40	$ 0.36	$ 1.00	$ 1.10

Dividends declared per common share	$ 0.13	$ 0.10	$ 0.33	$ 0.25

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In thousands)
Net income	$ 37,817	$ 34,343	$ 95,058	$ 106,322
Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on securities	(6,895)	3,823	5,477	4,001
Pension and other postretirement benefits	933	1,110	2,799	3,330
Other comprehensive (loss) income, net of tax	(5,962)	4,933	8,276	7,331
Comprehensive income	$ 31,855	$ 39,276	$ 103,334	$ 113,653

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
	September 30,
	2016	2015
	(In thousands)
Operating Activities:
Net income	$ 95,058	$ 106,322
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	3,000	(13,000)
Depreciation and amortization	19,023	19,914
Amortization of intangibles	2,672	3,042
Amortization of debt securities premium and discount, net	7,751	9,461
Share-based compensation expense	6,856	5,749
Security gains, net	(89)	(88)
Net deferred loan origination expense	(5,059)	(5,073)
Excess tax benefit from exercise of stock options	(1,247)	(867)
(Increase) decrease in interest receivable	(682)	386
Increase (decrease) in interest payable	1,036	(47)
Realized gain on mortgages sold, net	(40,209)	(34,965)
Proceeds from mortgages sold	1,249,605	1,134,164
Origination of mortgages held for sale	(1,256,131)	(1,130,433)
Loss on other real estate owned, net	2,254	2,956
Increase in bank-owned life insurance	(5,481)	(5,491)
Other, net	15,465	14,532
Net cash provided by operating activities	93,822	106,562
Investing activities:
Proceeds from calls and maturities of available-for-sale securities	315,221	276,707
Proceeds from sales of available-for-sale securities	15	1,110
Purchases of available-for-sale securities	(690,820)	(294,853)
Net increase in loans and leases	(293,761)	(503,869)
Purchases of premises and equipment	(17,637)	(20,125)
Proceeds from sale of premises and equipment	1,362	549
Purchase of bank-owned life insurance, net of proceeds from death benefits	-	2,742
Acquisition of Insurance agency	(3,716)	-
Proceeds from sale of other real estate owned	10,352	13,033
Other, net	(87)	(12)
Net cash used in investing activities	(679,071)	(524,718)
Financing activities:
Net increase in deposits	258,898	169,607
Net increase in short-term debt and other liabilities	1,023	258,024
Advances of long-term debt	500,000	-
Repayment of long-term debt	(6,280)	(6,280)
Issuance of common stock	1,879	6,071
Repurchase of common stock	(14,162)	(70,439)
Excess tax benefit from exercise of stock options	1,247	867
Payment of cash dividends	(30,599)	(23,953)
Net cash provided by financing activities	712,006	333,897

Increase (decrease) in cash and cash equivalents	126,757	(84,259)
Cash and cash equivalents at beginning of period	197,969	357,250
Cash and cash equivalents at end of period	$ 324,726	$ 272,991

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2016	2015
Supplemental Cash Flow Information	(In thousands)
Cash paid during the period for:
Income tax payments, net	$ 36,897	$ 58,298
Interest paid	20,634	21,923
Non-cash Activities
Transfers of loans to other real estate owned	9,266	5,868
MSR fair value adjustment	(10,233)	(4,026)
Financed sales of other real estate owned	673	1,178
Transfers of loans held for sale to loan portfolio	-	75
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month and nine-month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.  Certain 2015 amounts have been reclassified to conform with the 2016 presentation.

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

	September 30,		December 31,
	2016	2015	2015

	(In thousands)

Commercial and industrial	$ 1,619,668	$ 1,715,293	$ 1,752,273
Real estate
Consumer mortgages	2,611,387	2,447,132	2,472,202
Home equity	622,566	573,566	589,752
Agricultural	242,171	252,381	259,360
Commercial and industrial-owner occupied	1,668,477	1,605,811	1,617,429
Construction, acquisition and development	1,121,386	900,875	945,045
Commercial real estate	2,240,717	2,141,398	2,188,048
Credit cards	107,447	109,576	112,165
All other	451,347	507,981	468,052
Gross loans and leases (1)	10,685,166	10,254,013	10,404,326
Less: Unearned income	26,405	34,437	31,548
Net loans and leases	$ 10,658,761	$ 10,219,576	$ 10,372,778
(1)	Gross loans and leases are net of deferred fees and costs of $2.2 million, approximately ($232,000) and ($214,000) at September 30, 2016 and 2015 and December 31, 2015, respectively.

The following table shows the Company’s loans and leases, net of unearned income, as of September 30, 2016 by segment, class and geographical location:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 135,467	$ 205,833	$ 184,819	$ 639,204	$ 78,950	$ 116,203	$ 214,287	$ 41,389	$ 1,616,152
Real estate
Consumer mortgages	335,856	325,793	226,092	831,986	84,046	294,218	484,806	28,590	2,611,387
Home equity	96,539	43,963	69,255	227,952	23,328	144,835	14,836	1,858	622,566
Agricultural	7,734	81,798	27,160	67,213	5,032	12,864	40,052	318	242,171
Commercial and industrial-owner occupied	195,572	178,681	200,406	662,735	49,901	140,843	240,339	-	1,668,477
Construction, acquisition and development	127,828	101,148	58,844	353,188	24,535	163,247	292,596	-	1,121,386
Commercial real estate	284,543	356,121	223,016	608,483	199,928	196,105	372,521	-	2,240,717
Credit cards	-	-	-	-	-	-	-	107,447	107,447
All other	70,487	45,925	28,675	174,356	3,562	30,749	55,727	18,977	428,458
Total	$ 1,254,026	$ 1,339,262	$ 1,018,267	$ 3,565,117	$ 469,282	$ 1,099,064	$ 1,715,164	$ 198,579	$ 10,658,761

There are no other loan and lease concentrations which exceed 10% of total loans and leases not already reflected in the preceding tables.  A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located.  The Company’s loan policy generally prohibits the use of interest reserves.  Certain of the construction, acquisition and development loans were structured with interest-only terms.  A portion of the consumer mortgage and commercial real estate portfolios were originated through the permanent financing of construction, acquisition and development loans.  Future economic distress could negatively impact borrowers’ and guarantors’ ability to repay their debt which would make more of the Company’s loans collateral dependent.

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at September 30, 2016 and December 31, 2015:

	September 30, 2016
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 7,068	$ 1,840	$ 7,579	$ 16,487	$ 1,599,665	$ 1,616,152	$ 68
Real estate
Consumer mortgages	12,961	6,346	12,563	31,870	2,579,517	2,611,387	1,660
Home equity	2,969	1,055	2,802	6,826	615,740	622,566	-
Agricultural	567	86	305	958	241,213	242,171	-
Commercial and industrial-owner occupied	2,265	40	5,290	7,595	1,660,882	1,668,477	-
Construction, acquisition and development	878	434	736	2,048	1,119,338	1,121,386	-
Commercial real estate	16,230	350	1,478	18,058	2,222,659	2,240,717	-
Credit cards	495	305	540	1,340	106,107	107,447	520
All other	800	299	46	1,145	427,313	428,458	7
Total	$ 44,233	$ 10,755	$ 31,339	$ 86,327	$ 10,572,434	$ 10,658,761	$ 2,255

	December 31, 2015
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 2,038	$ 817	$ 4,731	$ 7,586	$ 1,740,188	$ 1,747,774	$ 60
Real estate
Consumer mortgages	13,827	4,692	13,604	32,123	2,440,079	2,472,202	1,655
Home equity	2,589	268	1,896	4,753	584,999	589,752	-
Agricultural	176	139	-	315	259,045	259,360	-
Commercial and industrial-owner occupied	1,189	3,105	4,034	8,328	1,609,101	1,617,429	-
Construction, acquisition and development	1,017	207	2,409	3,633	941,412	945,045	-
Commercial real estate	2,840	187	6,286	9,313	2,178,735	2,188,048	-
Credit cards	420	343	323	1,086	111,079	112,165	298
All other	628	262	105	995	440,008	441,003	-
Total	$ 24,724	$ 10,020	$ 33,388	$ 68,132	$ 10,304,646	$ 10,372,778	$ 2,013

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at September 30, 2016 and December 31, 2015:

	September 30, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,567,073	$ -	$ 42,117	$ 774	$ -	$ 6,188	$ 1,616,152
Real estate
Consumer mortgages	2,549,780	528	59,727	89	-	1,263	2,611,387
Home equity	610,313	-	10,766	-	-	1,487	622,566
Agricultural	230,891	-	10,639	-	-	641	242,171
Commercial and industrial-owner occupied	1,619,545	512	39,135	-	-	9,285	1,668,477
Construction, acquisition and development	1,103,739	-	11,308	-	-	6,339	1,121,386
Commercial real estate	2,188,170	-	38,637	-	-	13,910	2,240,717
Credit cards	107,447	-	-	-	-	-	107,447
All other	420,838	-	7,620	-	-	-	428,458
Total	$ 10,397,796	$ 1,040	$ 219,949	$ 863	$ -	$ 39,113	$ 10,658,761

(1) Impaired loans are shown exclusive of accruing troubled debt restructurings (“TDRs”) and $2.2 million of non-accruing TDRs.

	December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,721,118	$ -	$ 19,529	$ -	$ -	$ 7,127	$ 1,747,774
Real estate
Consumer mortgages	2,399,081	-	68,768	363	-	3,990	2,472,202
Home equity	577,539	-	10,418	-	-	1,795	589,752
Agricultural	250,579	-	7,909	-	-	872	259,360
Commercial and industrial-owner occupied	1,554,984	-	50,304	-	-	12,141	1,617,429
Construction, acquisition and development	920,372	-	17,090	-	-	7,583	945,045
Commercial real estate	2,124,448	-	45,658	161	-	17,781	2,188,048
Credit cards	112,165	-	-	-	-	-	112,165
All other	433,333	-	7,465	102	-	103	441,003
Total	$ 10,093,619	$ -	$ 227,141	$ 626	$ -	$ 51,392	$ 10,372,778

(1) Impaired loans are shown exclusive of accruing TDRs and $2.6 million of non-accruing TDRs.

The following tables provide details regarding impaired loans and leases, net of unearned income, which exclude accruing TDRs by segment and class as of and for the three months and nine months ended September 30, 2016 and as of and for the year ended December 31, 2015:

	September 30, 2016
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Nine months	Three months	Nine months
	Investment	Balance of	Allowance	ended	ended	ended	ended
	in Impaired	Impaired	for Credit	September 30,	September 30,	September 30,	September 30,
	Loans (1)	Loans	Losses	2016	2016	2016	2016
	(In thousands)
With no related allowance:
Commercial and industrial	$ 6,131	$ 12,419	$ -	$ 6,038	$ 6,500	$ 3	$ 56
Real estate:
Consumer mortgages	225	604	-	719	2,079	1	22
Home equity	271	386	-	1,090	1,414	3	8
Agricultural	641	699	-	372	318	-	4
Commercial and industrial-owner occupied	9,285	10,484	-	10,334	10,719	86	290
Construction, acquisition and development	5,194	5,194	-	5,227	5,474	-	4
Commercial real estate	4,186	4,430	-	3,816	4,891	17	87
All other	-	-	-	-	-	-	-
Total	$ 25,933	$ 34,216	$ -	$ 27,596	$ 31,395	$ 110	$ 471

With an allowance:
Commercial and industrial	$ 57	$ 57	$ 66	$ 209	$ 885	$ 1	$ 20
Real estate:
Consumer mortgages	1,038	1,038	305	338	345	-	-
Home equity	1,216	1,216	732	396	220	-	1
Agricultural	-	-	-	341	471	-	-
Commercial and industrial-owner occupied	-	-	-	-	989	-	-
Construction, acquisition and development	1,145	1,145	48	451	607	-	-
Commercial real estate	9,724	9,724	2,560	9,787	9,926	92	193
All other	-	-	-	-	-	-	-
Total	$ 13,180	$ 13,180	$ 3,711	$ 11,522	$ 13,443	$ 93	$ 214

Total:
Commercial and industrial	$ 6,188	$ 12,476	$ 66	$ 6,247	$ 7,385	$ 4	$ 76
Real estate:
Consumer mortgages	1,263	1,642	305	1,057	2,424	1	22
Home equity	1,487	1,602	732	1,486	1,634	3	9
Agricultural	641	699	-	713	789	-	4
Commercial and industrial-owner occupied	9,285	10,484	-	10,334	11,708	86	290
Construction, acquisition and development	6,339	6,339	48	5,678	6,081	-	4
Commercial real estate	13,910	14,154	2,560	13,603	14,817	109	280
All other	-	-	-	-	-	-	-
Total	$ 39,113	$ 47,396	$ 3,711	$ 39,118	$ 44,838	$ 203	$ 685

(1)	Excludes $2.2 million of non-accruing TDRs.

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans (1)	Loans	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Commercial and industrial	$ 7,055	$ 13,986	$ -	$ 3,749	$ 95
Real estate:
Consumer mortgages	3,990	4,545	-	3,579	76
Home equity	1,795	1,795	-	744	7
Agricultural	322	380	-	142	6
Commercial and industrial-owner occupied	12,141	13,332	-	6,904	226
Construction, acquisition and development	5,969	6,052	-	3,553	25
Commercial real estate	5,017	6,879	-	7,944	202
All other	103	103	-	172	3
Total	$ 36,392	$ 47,072	$ -	$ 26,787	$ 640

With an allowance:
Commercial and industrial	$ 72	$ 383	$ 78	$ 3,635	$ 84
Real estate:
Consumer mortgages	-	-	-	368	9
Home equity	-	-	-	668	15
Agricultural	550	550	159	47	-
Commercial and industrial-owner occupied	-	-	326	1,866	51
Construction, acquisition and development	1,614	1,614	677	300	-
Commercial real estate	12,764	13,185	1,110	3,582	44
All other	-	-	-	-	-
Total	$ 15,000	$ 15,732	$ 2,350	$ 10,466	$ 203

Total:
Commercial and industrial	$ 7,127	$ 14,369	$ 78	$ 7,384	$ 179
Real estate:
Consumer mortgages	3,990	4,545	-	3,947	85
Home equity	1,795	1,795	-	1,412	22
Agricultural	872	930	159	189	6
Commercial and industrial-owner occupied	12,141	13,332	326	8,770	277
Construction, acquisition and development	7,583	7,666	677	3,853	25
Commercial real estate	17,781	20,064	1,110	11,526	246
All other	103	103	-	172	3
Total	$ 51,392	$ 62,804	$ 2,350	$ 37,253	$ 843
(1)	Excludes $2.6 million of non-accruing TDRs.

The following tables provide details regarding impaired loans and leases, net of unearned income, which include accruing TDRs, by segment and class as of and for the three months and nine months ended September 30, 2016 and as of and for the year ended December 31, 2015:

	September 30, 2016
	Recorded	Unpaid Principal		Average Recorded Investment		Interest Income Recognized
	Investment	Balance of	Related	Three months	Nine months	Three months	Nine months
	in Impaired	Impaired Loans,	Allowance	ended	ended	ended	ended
	Loans, including	including	for Credit	September 30,	September 30,	September 30,	September 30,
	Accruing TDRs	Accruing TDRs	Losses	2016	2016	2016	2016
	(In thousands)
With no related allowance:
Commercial and industrial	$ 6,131	$ 12,419	$ -	$ 6,038	$ 6,500	$ 3	$ 56
Real estate:
Consumer mortgages	225	604	-	719	2,079	1	22
Home equity	271	386	-	1,090	1,414	3	8
Agricultural	641	699	-	372	318	-	4
Commercial and industrial-owner occupied	9,285	10,484	-	10,334	10,719	86	290
Construction, acquisition and development	5,194	5,194	-	5,227	5,474	-	4
Commercial real estate	4,186	4,430	-	3,816	4,891	17	87
All other	-	-	-	-	-	-	-
Total	$ 25,933	$ 34,216	$ -	$ 27,596	$ 31,395	$ 110	$ 471
With an allowance:
Commercial and industrial	$ 2,974	$ 2,997	$ 107	$ 3,351	$ 3,335	$ 35	$ 99
Real estate:
Consumer mortgages	3,243	3,437	604	2,209	1,975	14	36
Home equity	1,219	1,229	733	399	233	-	1
Agricultural	77	77	4	431	542	1	3
Commercial and industrial-owner occupied	3,484	3,953	90	3,276	4,873	28	89
Construction, acquisition and development	1,394	1,394	60	702	1,609	3	22
Commercial real estate	16,496	16,723	2,614	12,871	11,723	125	250
Credit card	821	821	54	862	880	86	265
All other	3,640	3,678	26	2,720	1,475	29	44
Total	$ 33,348	$ 34,309	$ 4,292	$ 26,821	$ 26,645	$ 321	$ 809
Total:
Commercial and industrial	$ 9,105	$ 15,416	$ 107	$ 9,389	$ 9,835	$ 38	$ 155
Real estate:
Consumer mortgages	3,468	4,041	604	2,928	4,054	15	58
Home equity	1,490	1,615	733	1,489	1,647	3	9
Agricultural	718	776	4	803	860	1	7
Commercial and industrial-owner occupied	12,769	14,437	90	13,610	15,592	114	379
Construction, acquisition and development	6,588	6,588	60	5,929	7,083	3	26
Commercial real estate	20,682	21,153	2,614	16,687	16,614	142	337
Credit card	821	821	54	862	880	86	265
All other	3,640	3,678	26	2,720	1,475	29	44
Total	$ 59,281	$ 68,525	$ 4,292	$ 54,417	$ 58,040	$ 431	$ 1,280

	December 31, 2015
	Recorded	Unpaid Principal
	Investment	Balance of	Related
	in Impaired	Impaired Loans,	Allowance	Average	Interest
	Loans, Including	Including	for Credit	Recorded	Income
	Accruing TDRs	Accruing TDRs	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 7,055	$ 13,986	$ -	$ 3,749	$ 95
Real estate:
Consumer mortgages	3,990	4,545	-	3,579	76
Home equity	1,795	1,795	-	744	7
Agricultural	322	380	-	142	6
Commercial and industrial-owner occupied	12,141	13,332	-	6,904	226
Construction, acquisition and development	5,969	6,052	-	3,553	25
Commercial real estate	5,017	6,879	-	7,944	202
All other	103	103	-	172	3
Total	$ 36,392	$ 47,072	$ -	$ 26,787	$ 640

With an allowance:
Commercial and industrial	$ 968	$ 1,294	$ 181	$ 4,251	$ 114
Real estate:
Consumer mortgages	1,787	1,896	226	2,056	75
Home equity	20	30	3	674	15
Agricultural	586	586	162	56	-
Commercial and industrial-owner occupied	5,900	6,245	518	6,816	235
Construction, acquisition and development	3,328	3,328	721	1,759	42
Commercial real estate	13,616	14,250	1,217	7,802	187
Credit cards	939	939	34	1,024	102
All other	405	604	30	213	7
Total	$ 27,549	$ 29,172	$ 3,092	$ 24,651	$ 777

Total:
Commercial and industrial	$ 8,023	$ 15,280	$ 181	$ 8,000	$ 209
Real estate:
Consumer mortgages	5,777	6,441	226	5,635	151
Home equity	1,815	1,825	3	1,418	22
Agricultural	908	966	162	198	6
Commercial and industrial-owner occupied	18,041	19,577	518	13,720	461
Construction, acquisition and development	9,297	9,380	721	5,312	67
Commercial real estate	18,633	21,129	1,217	15,746	389
Credit cards	939	939	34	1,024	102
All other	508	707	30	385	10
Total	$ 63,941	$ 76,244	$ 3,092	$ 51,438	$ 1,417

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables (“FASB ASC 310”), are loans greater than $500,000 for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement and all loans restructured in a TDR.  The Company’s recorded investment in loans considered impaired exclusive of accruing TDRs at September 30, 2016 and December 31, 2015 was $39.1 million and $51.4 million, respectively.  At September 30, 2016 and December 31, 2015, $13.2 million and $15.0 million, respectively, of those impaired loans had a valuation allowance of $3.7 million and $2.4 million, respectively.  The remaining balance of impaired loans of $25.9 million and $36.4 million at September 30, 2016 and December 31, 2015, respectively, have sufficient collateral supporting the collection of all outstanding principle or were charged down to fair value, less estimated selling costs. Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as non-accruing TDRs totaled $11.4 million and $15.1 million at September 30, 2016 and December 31, 2015, respectively.

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

	September 30,		December 31,
	2016	2015	2015

	(In thousands)

Non-accrual loans and leases	$ 70,725	$ 70,237	$ 83,028
Loans and leases 90 days or more past due, still accruing	2,255	1,436	2,013
Restructured loans and leases, still accruing	17,936	18,578	9,876
Total non-performing loans and leases	$ 90,916	$ 90,251	$ 94,917

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At September 30, 2016, the Company’s geographic NPL distribution was concentrated primarily in its Arkansas, Louisiana and Mississippi markets.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	September 30,		December 31,
	2016	2015	2015

	(In thousands)
Commercial and industrial	$ 11,659	$ 15,697	$ 8,493
Real estate
Consumer mortgages	20,196	21,959	21,637
Home equity	3,721	3,664	4,021
Agricultural	1,194	484	921
Commercial and industrial-owner occupied	11,983	12,690	16,512
Construction, acquisition and development	6,939	4,240	9,130
Commercial real estate	14,793	10,730	21,741
Credit cards	121	215	188
All other	119	558	385
Total	$ 70,725	$ 70,237	$ 83,028

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  Other conditions that warrant a loan being considered a TDR include reductions in interest rates to below market rates due to bankruptcy plans or by the bank in an attempt to assist the borrower in working through liquidity problems.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as nonaccrual loans may generally be returned to accrual status in years after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower in accordance with the terms of the restructured loan.  During the third quarter of 2016, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan or a reduction in interest rates.

The following tables summarize the financial effect of TDRs recorded during the periods indicated:

	Three months ended September 30, 2016
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial and industrial	9	$ 1,493	$ 1,401
Real estate
Consumer mortgages	2	289	233
Agricultural	1	12	12
Commercial and industrial-owner occupied	5	2,380	2,372
Commercial real estate	3	5,245	5,384
All other	3	2,894	2,883
Total	23	$ 12,313	$ 12,285

	Nine months ended September 30, 2016
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial and industrial	18	$ 4,729	$ 4,575
Real estate
Consumer mortgages	14	1,012	938
Home equity	1	3	3
Agricultural	2	79	79
Commercial and industrial-owner occupied	8	2,965	2,953
Commercial real estate	5	8,932	6,702
All other	6	3,610	3,596
Total	54	$ 21,330	$ 18,846

	Year ended December 31, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	11	$ 1,472	$ 1,452
Real estate
Consumer mortgages	21	1,230	1,144
Home equity	1	20	20
Agricultural	3	37	36
Commercial and industrial-owner occupied	13	6,357	6,329
Construction, acquisition and development	3	217	215
Commercial real estate	9	12,565	12,144
All other	7	94	88
Total	68	$ 21,992	$ 21,428

The tables below summarize TDRs within the previous 12 months for which there was a payment default during the period indicated (i.e., 30 days or more past due at any given time during the period indicated).

	Three months ended September 30, 2016
	Number of	Recorded
	Contracts	Investment

	(Dollars in thousands)
Commercial and industrial	8	$ 3,804
Real estate
Consumer mortgages	3	425
Commercial and industrial-owner occupied	1	126
Total	12	$ 4,355

	Nine months ended September 30, 2016
	Number of	Recorded
	Contracts	Investment

	(Dollars in thousands)
Commercial and industrial	8	$ 3,804
Real estate
Consumer mortgages	7	597
Commercial and industrial-owner occupied	2	532
Construction, acquisition and development	1	14
Commercial real estate	1	9,336
All other	2	20
Total	21	$ 14,303

	Year ended December 31, 2015
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	1	$ 84
Real estate
Consumer mortgages	4	226
Agricultural	1	20
Commercial and industrial-owner occupied	1	517
Commercial real estate	2	197
Total	9	$ 1,044

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Nine months ended
	September 30, 2016
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 17,583	$ (2,068)	$ 814	$ 1,516	$ 17,845
Real estate
Consumer mortgages	33,198	(1,782)	1,281	(1,078)	31,619
Home equity	6,949	(1,011)	435	1,674	8,047
Agricultural	2,524	(110)	160	(422)	2,152
Commercial and industrial-owner occupied	14,607	(1,075)	343	(1,090)	12,785
Construction, acquisition and development	15,925	(511)	1,178	(3,015)	13,577
Commercial real estate	25,508	(1,129)	2,235	233	26,847
Credit cards	4,047	(2,030)	642	4,459	7,118
All other	6,117	(1,617)	674	723	5,897
Total	$ 126,458	$ (11,333)	$ 7,762	$ 3,000	$ 125,887

	Year ended
	December 31, 2015
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period

	(In thousands)
Commercial and industrial	$ 21,419	$ (10,022)	$ 2,035	$ 4,151	$ 17,583
Real estate
Consumer mortgages	40,015	(3,995)	2,693	(5,515)	33,198
Home equity	9,542	(1,204)	639	(2,028)	6,949
Agricultural	3,420	(33)	384	(1,247)	2,524
Commercial and industrial-owner occupied	16,325	(1,800)	2,834	(2,752)	14,607
Construction, acquisition and development	9,885	(1,039)	11,727	(4,648)	15,925
Commercial real estate	23,562	(3,723)	1,656	4,013	25,508
Credit cards	6,514	(2,632)	658	(493)	4,047
All other	11,761	(2,271)	1,108	(4,481)	6,117
Total	$ 142,443	$ (26,719)	$ 23,734	$ (13,000)	$ 126,458

	Nine months ended
	September 30, 2015
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 21,419	$ (3,829)	$ 1,681	$ 4,559	$ 23,830
Real estate
Consumer mortgages	40,015	(2,849)	2,113	(5,635)	33,644
Home equity	9,542	(1,057)	516	(1,039)	7,962
Agricultural	3,420	(17)	364	(1,252)	2,515
Commercial and industrial-owner occupied	16,325	(1,443)	2,527	(2,452)	14,957
Construction, acquisition and development	9,885	(818)	10,666	(8,933)	10,800
Commercial real estate	23,562	(3,601)	1,507	3,637	25,105
Credit cards	6,514	(1,909)	506	(221)	4,890
All other	11,761	(1,648)	857	(1,664)	9,306
Total	$ 142,443	$ (17,171)	$ 20,737	$ (13,000)	$ 133,009

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated::

	September 30, 2016
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans (1)	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 6,188	$ 66	$ 17,779	$ 17,845
Real estate
Consumer mortgages	1,263	305	31,314	31,619
Home equity	1,487	732	7,315	8,047
Agricultural	641	-	2,152	2,152
Commercial and industrial-owner occupied	9,285	-	12,785	12,785
Construction, acquisition and development	6,339	48	13,529	13,577
Commercial real estate	13,910	2,560	24,287	26,847
Credit cards	-	-	7,118	7,118
All other	-	-	5,897	5,897
Total	$ 39,113	$ 3,711	$ 122,176	$ 125,887
(1)	Impaired loans are shown exclusive of accruing TDRs and $2.2 million of non-accruing TDRs

	December 31, 2015
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans (1)	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 7,127	$ 78	$ 17,505	$ 17,583
Real estate
Consumer mortgages	3,990	-	33,198	33,198
Home equity	1,795	-	6,949	6,949
Agricultural	872	159	2,365	2,524
Commercial and industrial-owner occupied	12,141	326	14,281	14,607
Construction, acquisition and development	7,583	677	15,248	15,925
Commercial real estate	17,781	1,110	24,398	25,508
Credit cards	-	-	4,047	4,047
All other	103	-	6,117	6,117
Total	$ 51,392	$ 2,350	$ 124,108	$ 126,458

(1) Impaired loans are shown exclusive of accruing TDRs and $2.6 million of non-accruing TDRs

Management evaluates impaired loans individually in determining the allowance for impaired loans.  As a result of the Company individually evaluating loans of $500,000 or greater for impairment, further review of remaining loans collectively, as well as the corresponding potential allowance, would be immaterial in the opinion of management.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned (“OREO”) for the periods indicated:

	Nine months ended		Year ended
	September 30,		December 31,
	2016	2015	2015

	(In thousands)
Balance at beginning of period	$ 14,759	$ 33,984	$ 33,984
Additions to foreclosed properties
New foreclosed properties	9,266	5,867	7,422
Reductions in foreclosed properties
Sales including realized gains and losses, net	(10,582)	(12,422)	(20,649)
Writedowns for unrealized losses	(2,052)	(3,733)	(5,998)
Balance at end of period	$ 11,391	$ 23,696	$ 14,759

The following tables present the OREO by segment and class as of the dates indicated:

	September 30,		December 31,
	2016	2015	2015
	(In thousands)

Commercial and industrial	$ -	$ 84	$ 84
Real estate
Consumer mortgages	1,956	2,606	2,477
Home equity	39	101	101
Agricultural	25	25	25
Commercial and industrial-owner occupied	1,921	1,306	1,074
Construction, acquisition and development	6,085	18,730	10,212
Commercial real estate	1,183	746	678
All other	182	98	108
Total	$ 11,391	$ 23,696	$ 14,759

The Company incurred total foreclosed property expenses of approximately $859,000 and $808,000 for the three months ended September 30, 2016 and 2015, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were approximately $525,000 and $321,000 for the three months ended September 30, 2016 and 2015, respectively.   The Company incurred total foreclosed property expenses of $3.3 million and $4.4 million for the nine months ended September 30, 2016 and 2015, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $2.3 million and $3.0 million for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 5 – SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of September 30, 2016 and 2015, respectively, and December 31, 2015 follows:

	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,686,637	$ 5,330	$ 101	$ 1,691,866
U.S. Government agency issued residential
mortgage-backed securities	181,307	2,887	99	$ 184,095
U.S. Government agency issued commercial
mortgage-backed securities	175,078	3,831	82	$ 178,827
Obligations of states and political subdivisions	366,039	21,871	2,915	$ 384,995
Other	27,388	1,028	-	$ 28,416
Total	$ 2,436,449	$ 34,947	$ 3,197	$ 2,468,199

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,246,261	$ 826	$ 2,447	$ 1,244,640
U.S. Government agency issued residential
mortgage-backed securities	138,759	1,957	176	140,540
U.S. Government agency issued commercial
mortgage-backed securities	261,544	2,414	3,265	260,693
Obligations of states and political subdivisions	394,769	22,813	83	417,499
Other	18,112	845	-	18,957
Total	$ 2,059,445	$ 28,855	$ 5,971	$ 2,082,329

	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,249,043	$ 6,674	$ -	$ 1,255,717
U.S. Government agency issued residential
mortgage-backed securities	203,852	3,301	275	206,878
U.S. Government agency issued commercial
mortgage-backed securities	226,285	3,661	24	229,922
Obligations of states and political subdivisions	426,911	24,730	41	451,600
Other	16,158	850	-	17,008
Total	$ 2,122,249	$ 39,216	$ 340	$ 2,161,125

Gross gains of approximately $89,000 and no gross losses were recognized on available-for-sale securities during the first nine months of 2016, while gross gains of approximately $88,000 and no gross losses were recognized during the first nine months of 2015.

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2016 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	September 30, 2016
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

	(Dollars in thousands)
Maturing in one year or less	$ 446,304	$ 446,972	0.92%
Maturing after one year through five years	1,334,168	1,339,338	1.26
Maturing after five years through ten years	53,464	54,345	5.64
Maturing after ten years	246,128	264,622	5.58
Mortgage-backed securities	356,385	362,922	2.12
Total	$ 2,436,449	$ 2,468,199

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at September 30, 2016 and December 31, 2015:

September 30, 2016
Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

(In thousands)
U.S. Government agencies	$ 209,162	$ 101	$ -	$ -	$ 209,162	$ 101
U.S. Government agency issued residential
mortgage-backed securities	$ 11,480	$ 38	$ 16,211	$ 61	$ 27,691	$ 99
U.S. Government agency issued commercial
mortgage-backed securities	23,943	81	643	1	24,586	82
Obligations of states and
political subdivisions	9,171	2,915	-	-	9,171	2,915
Total	$ 253,756	$ 3,135	$ 16,854	$ 62	$ 270,610	$ 3,197

	December 31, 2015
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 762,568	$ 2,447	$ -	$ -	$ 762,568	$ 2,447
U.S. Government agency issued residential
mortgage-backed securities	34,238	176	-	-	34,238	176
U.S. Government agency issued commercial
mortgage-backed securities	193,621	2,710	31,166	555	224,787	3,265
Obligations of states and
political subdivisions	13,576	70	2,856	13	16,432	83
Total	$ 1,004,003	$ 5,403	$ 34,022	$ 568	$ 1,038,025	$ 5,971

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management has no intent to sell these securities until the full recovery of unrealized losses which may be until maturity, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during the first nine months of 2016 or 2015.

NOTE 6 – PER SHARE DATA

Basic earnings per share (“EPS”) are calculated using the two-class method.  The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic EPS.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase approximately 32,400 and 45,000 shares of Company common stock with a weighted average exercise price of $24.47 and $24.71 per share for the three months and nine months ended September 30, 2016 were excluded from diluted shares.  There were no antidilutive other equity awards for the three months and nine months ended September 30, 2016. Weighted-average antidilutive stock options to purchase approximately 32,400 of Company common stock with a weighted average exercise price of $25.31 per share for both the three months and nine months ended September 30, 2015 were excluded from diluted shares. There were no antidilutive other equity awards for the three months and nine months ended September 30, 2015. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended September 30,
	2016			2015
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 37,817	94,304	$ 0.40	$ 34,343	96,203	$ 0.36
Effect of dilutive share-
based awards	-	260		-	265

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 37,817	94,564	$ 0.40	$ 34,343	96,468	$ 0.36

	Nine months ended September 30,
	2016			2015
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 95,058	94,378	$ 1.01	$ 106,322	96,396	$ 1.10
Effect of dilutive share-
based awards	-	239		-	308

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 95,058	94,617	$ 1.00	$ 106,322	96,704	$ 1.10

NOTE 7 – COMPREHENSIVE INCOME

The following tables present the components of other comprehensive (loss) income and the related tax effects allocated to each component for the periods indicated:

	Three months ended September 30,
	2016			2015
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized (losses) gains on available-for-	(In thousands)
sale securities:
Unrealized (losses) gains arising during
holding period	$ (11,169)	$ 4,275	$ (6,894)	$ 6,225	$ (2,382)	$ 3,843
Reclassification adjustment for
net gains realized in net income (1)	(1)	-	(1)	(33)	13	(20)
Recognized employee benefit plan
net periodic benefit cost (2)	1,511	(578)	933	1,797	(687)	1,110
Other comprehensive (loss) income	$ (9,659)	$ 3,697	$ (5,962)	$ 7,989	$ (3,056)	$ 4,933
Net income			37,817			34,343
Comprehensive income			$ 31,855			$ 39,276

(1)  Reclassification adjustments for net gains (losses) on available-for-sale securities are reported as net security gains on the consolidated statements of income.

(2)  Recognized employee benefit plan net periodic benefit cost include recognized prior service cost and recognized net loss.  For more information, see Note 9 - Pension Benefits.

	Nine months ended September 30,
	2016			2015
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized gains on available-for-	(In thousands)
sale securities:
Unrealized gains arising
during holding period	$ 8,956	$ (3,424)	$ 5,532	$ 6,605	$ (2,550)	$ 4,055
Reclassification adjustment for
net gains realized in net income (1)	(89)	34	(55)	(88)	34	(54)
Recognized employee benefit plan
net periodic benefit cost (2)	4,533	(1,734)	2,799	5,391	(2,061)	3,330
Other comprehensive income	$ 13,400	$ (5,124)	$ 8,276	$ 11,908	$ (4,577)	$ 7,331
Net income			95,058			106,322
Comprehensive income			$ 103,334			$ 113,653

(1)  Reclassification adjustments for net gains (losses) on available-for-sale securities are reported as net security gains on the consolidated statements of income.

(2)  Recognized employee benefit plan net periodic benefit cost include recognized prior service cost and recognized net loss.  For more information, see Note 9 - Pension Benefits.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the nine months ended September 30, 2016 were as follows:

	Community	Insurance
	Banking	Agencies	Total

(In thousands)
Balance as of December 31, 2015	$ 217,618	$ 73,880	$ 291,498
Goodwill recorded during the period	-	3,403	3,403
Balance as of September 30, 2016	$ 217,618	$ 77,283	$ 294,901

The goodwill recorded in the Company’s Insurance Agencies reporting segment during the first nine months of 2016 was related to an insurance agency acquired during the second quarter of 2016.

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first nine months of 2016 that indicated the necessity of an earlier goodwill impairment assessment.

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

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	September 30, 2016		December 31, 2015
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:	(In thousands)
Core deposit intangibles	$ 27,801	$ 23,609	$ 27,801	$ 23,269
Customer relationship intangibles	43,918	29,591	49,639	34,922
Non-solicitation intangibles	1,550	849	1,650	1,042
Total	$ 73,269	$ 54,049	$ 79,090	$ 59,233

Unamortized intangible assets:
Trade names	$ 688	$ -	$ 688	$ -

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$ 112	$ 120	$ 340	$ 366
Customer relationship intangibles	737	754	2,075	2,376
Non-solicitation intangibles	74	75	257	300
Total	$ 923	$ 949	$ 2,672	$ 3,042

During the first nine months, customer relationship intangibles of $1.7 million with an amortization period of ten years was recorded as a result of the insurance agency acquisition.  Also during the first nine months, non-solicitation intangibles of approximately $350,000 with an amortization period of 3.5 years was recorded as a result of the insurance agency acquisition.

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2016 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total

Estimated Amortization Expense:	(In thousands)
For the year ending December 31, 2016	$ 451	$ 2,852	$ 282	$ 3,585
For the year ending December 31, 2017	419	2,669	298	3,386
For the year ending December 31, 2018	390	2,267	281	2,938
For the year ending December 31, 2019	363	1,916	98	2,377
For the year ending December 31, 2020	340	1,511	-	1,851

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In thousands)
Service cost	$ 2,213	$ 2,615	$ 6,639	$ 7,845
Interest cost	2,341	2,588	7,023	7,764
Expected return on assets	(2,613)	(2,694)	(7,839)	(8,081)
Recognized prior service cost	(179)	(179)	(537)	(538)
Recognized net loss	1,690	1,976	5,070	5,928
Net periodic benefit costs	$ 3,452	$ 4,306	$ 10,356	$ 12,918

NOTE 10 – RECENT PRONOUNCEMENTS

In September 2014, the FASB issued an ASU regarding accounting for revenue from contracts with customers. This ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i)identify the contract(s)with a customer, (ii)identify the performance obligations in the contract, (iii)determine the transaction price, (iv)allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as)the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective on January 1, 2017; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)–Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. The Company is currently evaluating the potential impact of ASU 2014-09 on the financial statements.

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

In March 2016, the FASB issued an ASU regarding stock compensation and improvements to employee share-based payment accounting.  This ASU changes five aspects of the accounting for share-based payment award transactions including 1) accounting for income taxes; 2) classification of excess tax benefits on the statement of cash flows; 3) forfeitures; 4) minimum statutory tax withholding requirements; 5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes.  This ASU is effective for interim and annual periods beginning after December 15, 2016.  This ASU will not have a material impact on the financial position and results of operations of the Company.

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

In August 2016, the FASB issued an ASU regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The update addresses eight specific cash flow items whose objective is to reduce existing diversity in practice.  This ASU is effective for interim and annual periods after

December 15, 2017.  The adoption of this ASU is not expected to have a material impact on the financial position and results of operations of the Company.

NOTE 11 - SEGMENT REPORTING

The Company is a financial holding company with subsidiaries engaged in the business of banking and activities closely related to banking.  The Company determines reportable segments based upon the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services.  The Company’s primary segment is Community Banking, which includes providing a full range of deposit products, commercial loans and consumer loans.  The Company has also designated two additional reportable segments -- Insurance Agencies and General Corporate and Other.  The Company’s insurance agencies serve as agents in the sale of commercial lines of insurance and full lines of property and casualty, life, health and employee benefits products and services.  The General Corporate and Other operating segment includes mortgage banking, trust services, credit card activities, investment services and other activities not allocated to the Community Banking or Insurance Agencies operating segments.

Results of operations and selected financial information by operating segment for the three-month and nine-month periods ended September 30, 2016 and 2015 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended September 30, 2016:
Results of Operations
Net interest revenue	$ 104,939	$ 11	$ 9,640	$ 114,590
Provision for credit losses	(2,082)	-	2,082	-
Net interest revenue after provision for credit losses	107,021	11	7,558	114,590
Noninterest revenue	20,745	27,913	22,210	70,868
Noninterest expense	76,914	25,335	27,263	129,512
Income before income taxes	50,852	2,589	2,505	55,946
Income tax expense	17,050	1,051	28	18,129
Net income	$ 33,802	$ 1,538	$ 2,477	$ 37,817
Selected Financial Information
Total assets at end of period	$ 10,790,604	$ 217,062	$ 3,603,817	$ 14,611,483
Depreciation and amortization	5,431	1,075	$ 835	7,341

Three months ended September 30, 2015:
Results of Operations
Net interest revenue	$ 101,202	$ 35	$ 9,833	$ 111,070
Provision for credit losses	(3,164)	-	164	(3,000)
Net interest revenue after provision for credit losses	104,366	35	9,669	114,070
Noninterest revenue	21,576	29,280	12,097	62,953
Noninterest expense	73,492	25,296	27,662	126,450
Income (loss) before income taxes	52,450	4,019	(5,896)	50,573
Income tax expense (benefit)	17,517	1,609	(2,896)	16,230
Net income (loss)	$ 34,933	$ 2,410	$ (3,000)	$ 34,343
Selected Financial Information
Total assets at end of period	$ 10,131,502	$ 211,536	$ 3,444,386	$ 13,787,424
Depreciation and amortization	5,417	1,140	897	7,454

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total

	(In thousands)
Nine months ended September 30, 2016
Results of Operations
Net interest revenue	$ 309,290	$ 45	$ 28,730	$ 338,065
Provision for credit losses	23	-	2,977	3,000
Net interest revenue after provision for credit losses	309,267	45	25,753	335,065
Noninterest revenue	61,788	89,821	54,457	206,066
Noninterest expense	241,117	75,598	83,815	400,530
Income (loss) before income taxes	129,938	14,268	(3,605)	140,601
Income tax expense (benefit)	43,998	5,702	(4,157)	45,543
Net income	$ 85,940	$ 8,566	$ 552	$ 95,058
Selected Financial Information
Total assets at end of period	$ 10,790,604	$ 217,062	3,603,817	$ 14,611,483
Depreciation and amortization	15,972	3,169	2,554	21,695

Nine months ended September 30, 2015
Results of Operations
Net interest revenue	$ 295,720	$ 84	28,648	$ 324,452
Provision for credit losses	(12,963)	-	(37)	(13,000)
Net interest revenue after provision for credit losses	308,683	84	28,685	337,452
Noninterest revenue	62,193	90,801	57,588	210,582
Noninterest expense	232,704	76,110	82,746	391,560
Income before income taxes	138,172	14,775	3,527	156,474
Income tax expense (benefit)	45,417	5,923	(1,188)	50,152
Net income	$ 92,755	$ 8,852	$ 4,715	$ 106,322
Selected Financial Information
Total assets at end of period	$ 10,131,502	$ 211,536	$ 3,444,386	$ 13,787,424
Depreciation and amortization	16,558	3,637	2,761	22,956

The change in income for the General, Corporate and Other division for the three months and nine months ended September 30, 2016 compared to the same periods in 2015 is mainly due to a change in mortgage banking revenue.

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

	September 30,		December 31,
	2016	2015	2015

	(Dollars in thousands)
Unpaid principal balance	$6,285,027	$5,942,736	$6,011,236
Weighted-average prepayment speed (CPR)	12.7	11.1	10.3
Discount rate (annual percentage)	9.8	9.8	9.8
Weighted-average coupon interest rate (percentage)	4.0	4.1	4.0
Weighted-average remaining maturity (months)	322.0	317.0	319.0
Weighted-average servicing fee (basis points)	26.7	26.6	26.6

Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream.  The use of different estimates or assumptions could also produce different fair values.  As of September 30, 2016, the Company had a hedge in place designed to cover approximately 3% of the MSR.  The Company is susceptible to fluctuations in their value of its MSRs in changing interest rate environments.

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2016	2015

	(In thousands)
Fair value as of January 1	$ 57,268	$ 51,296
Additions:
Origination of servicing assets	10,684	11,074
Changes in fair value:
Due to payoffs/paydowns	(5,784)	(5,366)
Due to change in valuation inputs or assumptions
used in the valuation model	(10,233)	(4,026)
Other changes in fair value	(5)	(5)
Fair value as of September 30	$ 51,930	$ 52,973

All of the changes to the fair value of the MSRs are recorded as part of mortgage banking noninterest revenue on the consolidated statements of income.  As part of mortgage banking noninterest revenue, the Company recorded contractual servicing fees of $4.3 million and $4.0 million and late and other ancillary fees of approximately $243,000 and $320,000 for the three months ended September 30, 2016 and 2015, respectively.  The Company recorded contractual servicing fees of $12.6 million and $11.9 million and late and other ancillary fees of $1.5 million and approximately $982,000 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS AND OFFSETTING ASSETS AND LIABILITIES

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At September 30, 2016, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $264.3 million with a carrying value and fair value reflecting a loss of $1.1 million.  At September 30, 2015, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $229.5 million with a carrying value and fair value reflecting a loss of $2.1 million.  At September 30, 2016, the notional amount of commitments to fund individual fixed-rate mortgage loans was $223.0 million with a carrying value and fair value reflecting a gain of $6.9 million.  At September 30, 2015, the notional amount of commitments to fund individual fixed-rate mortgage loans was $158.1 million with a carrying value and fair value reflecting a gain of $4.9 million.

The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of September 30, 2016, the notional amount of customer related derivative financial instruments was $231.3 million with an average maturity of 33 months, an average interest receive rate of 2.8% and an average interest pay rate of 5.6%.  As of September 30, 2015, the notional amount of customer related derivative financial instruments was $272.6 million with an average maturity of 43 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.

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

The following tables present components of financial instruments eligible for offsetting for the periods indicated:

	September 30, 2016
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 6,942	$ -	$ 6,942	$ -	$ -	$ 6,942
Loan/lease interest rate swaps	14,041	-	14,041	-	-	14,041
Total financial assets	$ 20,983	$ -	$ 20,983	$ -	$ -	$ 20,983
	.
Financial liabilities:
Derivatives:
Forward commitments	$ 1,127	$ -	$ 1,127	$ -	$ -	$ 1,127
Loan/lease interest rate swaps	14,041	-	14,041	-	(14,041)	-
Repurchase arrangements	468,969	-	468,969	(468,969)	-	-
Total financial liabilities	$ 484,137	$ -	$ 484,137	$ (468,969)	$ (14,041)	$ 1,127

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

NOTE 14 – FAIR VALUE DISCLOSURES

“Fair value” is defined by FASB ASC 820, Fair Value Measurement (“FASB ASC 820”), as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity.  Unobservable inputs are inputs that reflect the reporting entity’s assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances.  The hierarchy is broken down into the following three levels, based on the reliability of inputs:

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

Derivative instruments.  The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  Fair value of these derivative instruments is measured on a recurring basis using recent observable market prices.  The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates ranging from 1.88% to 4.34%.  The Company also considers the associated counterparty credit risk when determining the fair value of these instruments.  The Company’s interest rate swaps, commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and 2015:

	September 30, 2016
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,691,866	$ -	$ 1,691,866
U.S. Government agency issued residential
mortgage-backed securities	-	184,095	-	184,095
U.S. Government agency issued commercial
mortgage-backed securities	-	178,827	-	178,827
Obligations of states and
political subdivisions	-	384,995	-	384,995
Other	959	27,457	-	28,416
Mortgage servicing rights	-	-	51,930	51,930
Derivative instruments	-	-	20,741	20,741
Loans held for sale	-	204,441	-	204,441
Total	$ 959	$ 2,671,681	$ 72,671	$ 2,745,311
Liabilities:
Derivative instruments	$ -	$ -	$ 15,168	$ 15,168

	September 30, 2015
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,255,717	$ -	$ 1,255,717
U.S. Government agency issued residential
mortgage-backed securities	-	206,878	-	206,878
U.S. Government agency issued commercial
mortgage-backed securities	-	229,922	-	229,922
Obligations of states and
political subdivisions	-	451,600	-	451,600
Other	790	16,218	-	17,008
Mortgage servicing rights	-	-	52,973	52,973
Derivative instruments	-	-	24,197	24,197
Loans held for sale	-	170,175	-	170,175
Total	$ 790	$ 2,330,510	$ 77,170	$ 2,408,470
Liabilities:
Derivative instruments	$ -	$ -	$ 21,668	$ 21,668

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine-month periods ended September 30, 2016 and 2015:

Mortgage
	Servicing	Derivative
	Rights	Instruments

(In thousands)
Balance at December 31, 2015	$ 57,268	$ 3,257
Year to date net gains included in:
Net (loss) gain	(16,022)	2,316
Other comprehensive income	-	-
Additions	10,684	-
Transfers in and/or out of Level 3	-	-
Balance at September 30, 2016	$ 51,930	$ 5,573
Net unrealized gains included in net income for the
quarter relating to Level 3 assets and liabilities at September 30, 2016	$ 1,813	$ 544

Mortgage
	Servicing	Derivative
	Rights	Instruments

(In thousands)
Balance at December 31, 2014	$ 51,296	$ 623
Year to date net gains included in:
Net (loss) gain	(9,397)	1,906
Other comprehensive income	-	-
Additions	11,074	-
Transfers in and/or out of Level 3	-	-
Balance at September 30, 2015	$ 52,973	$ 2,529
Net unrealized losses included in net income for the
quarter relating to Level 3 assets and liabilities at September 30, 2015	$ (5,308)	$ (3,909)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2016 and 2015:

	September 30, 2016				Nine Months Ended
September 30, 2016
	Level 1	Level 2	Level 3	Total	Net losses
Assets:	(In thousands)
Impaired loans (1)	$ -	$ -	$ 39,113	$ 39,113	$ (1,520)
Other real estate owned (2)	-	-	11,391	11,391	(1,389)

	September 30, 2015				Nine Months Ended
September 30, 2015
	Level 1	Level 2	Level 3	Total	Net losses
Assets:	(In thousands)
Impaired loans (1)	$ -	$ -	$ 40,736	$ 40,736	$ (6,744)
Other real estate owned (2)	-	-	23,696	23,696	(1,504)

(1) Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Writedowns on these loans are recognized as part of provision.
(2) Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets.

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

Lending Commitments.  The Company’s lending commitments are negotiated at prevailing market rates and are relatively short-term in nature.  As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time.  Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements.  The Company’s lending commitments are classified as Level 2.  The Company’s off-balance sheet commitments including letters of credit, which totaled $92.3 million at September 30, 2016, are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The following table presents carrying and fair value information of financial instruments at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:	(In thousands)
Cash and due from banks	$ 172,782	$ 172,782	$ 154,192	$ 154,192
Interest bearing deposits with other banks	151,944	151,944	43,777	43,777
Available-for-sale securities	2,468,199	2,468,199	2,082,329	2,082,329
Net loans and leases	10,532,874	10,682,407	10,246,320	10,331,043
Loans held for sale	204,441	204,441	157,907	157,907

Liabilities:
Noninterest bearing deposits	3,308,361	3,308,361	3,031,528	3,031,528
Savings and interest bearing deposits	6,410,883	6,410,883	6,446,142	6,446,142
Other time deposits	1,870,815	1,888,068	1,853,491	1,867,034
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	468,969	468,135	467,946	467,263
Long-term debt and other borrowings	586,693	596,352	92,973	98,502

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	(1,127)	(1,127)	109	109
Commitments to fund fixed rate
mortgage loans	6,942	6,942	3,390	3,390
Interest rate swap position to receive	13,799	13,799	15,614	15,614
Interest rate swap position to pay	(14,041)	(14,041)	(15,856)	(15,856)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In thousands)
Bank-owned life insurance	$ 1,775	$ 1,842	$ 5,481	$ 5,576
Other miscellaneous income	2,699	3,156	9,446	9,181
Total other noninterest income	$ 4,474	$ 4,998	$ 14,927	$ 14,757

The following table details other noninterest expense for the three months and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In thousands)
Advertising	$ 925	$ 812	$ 2,601	$ 3,279
Foreclosed property expense	859	808	3,349	4,404
Telecommunications	1,288	1,267	3,842	3,904
Public relations	718	588	1,978	2,067
Data processing	6,856	6,156	19,932	18,056
Computer software	2,976	2,595	8,368	7,891
Amortization of intangibles	923	949	2,672	3,042
Legal fees	1,064	1,233	7,353	10,912
Merger expense	-	8	2	12
Postage and shipping	1,059	1,030	3,161	3,396
Other miscellaneous expense	13,703	12,898	41,243	42,254
Total other noninterest expense	$ 30,371	$ 28,344	$ 94,501	$ 99,217

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-related expense of $8.5 million accrued as of September 30, 2016, which excludes amounts reserved for regulatory settlement expenses discussed below, is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular fiscal period or periods.

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

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserted that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results.  The plaintiff was seeking to recover alleged damages in an unspecified amount, equitable and/or injunctive relief, and attorneys’ fees. A motion to dismiss filed by the defendants was granted by the Court on January 5, 2015, and the plaintiff filed a notice of appeal of that decision on February 2, 2015.  On April 14, 2016, the Mississippi Supreme Court upheld the lower Court’s dismissal of the case against the Company, and the period for petitioning for a rehearing by the Mississippi Supreme Court elapsed without it seeking rehearing.

On July 31, 2014, the Company, its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint was subsequently amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the court granted in part and denied in part the defendants’ motion to dismiss and dismissed the claims concerning the Company’s expectations about the closing of the mergers.  Class certification was granted on April 21, 2016, and a petition for immediate appeal of the class certification was filed and was granted.  Class certification was vacated and the case was remanded to the District Court for further proceedings.  The plaintiff seeks an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper.  At this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company as it is uncertain whether class certification will be upheld and the exact amount of damages (should the class remain certified) is uncertain.  Although it is not possible to predict the ultimate resolution or financial liability with respect to the litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

On June 29, 2016, the Bank, the CFPB and the DOJ agreed to a settlement set forth in a consent order (the “Consent Order”) related to the joint investigation by the CFPB and the DOJ of the Bank’s fair lending program during the period between January 1, 2011 and December 31, 2013.  The Consent Order was signed by the United States District Court for the Northern District of Mississippi (the “District Court”) on July 25, 2016.  In the first quarter of 2016, the Bank reserved $13.8 million to cover costs related to this matter, $10.3 million of which was reflected as regulatory settlement expense and $3.5 million of which was included in other noninterest expense.  The settlement of this matter did not have a material financial impact on the second and third quarter 2016 financial results.  For additional information regarding the terms of this settlement and the Consent Order, see the signed Consent Order and the Company’s Current Report on Form 8-K filed on June 29, 2016.

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

The Company had long-term borrowings from U.S. Bank pursuant to the Credit Agreement totaling $33.5 million at September 30, 2016 and $39.8 million at December 31, 2015.  The Company also had long-term borrowings from FHLB of $530.0 million at September 30, 2016 and $30.0 million at December 31, 2015.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based upon historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by their reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “foresee,” “hope,” “intend,” “may,” “might,” “plan,” “will,” or “would” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the terms, timing and closings of the proposed mergers with Ouachita Bancshares Corp. and Central Community Corporation, the Company’s ability to operate its regulatory compliance programs consistent with federal, state and local laws, including its Bank Secrecy Act (“BSA”) and anti-money laundering (“AML”) compliance program and its fair lending compliance program, the Company’s compliance with the consent order it entered into with the Consumer Financial Protection Bureau (the “CFPB”) and the United States Department of Justice (“DOJ”) related to the Company’s fair lending practices (the “Consent Order”), the acceptance by customers of Ouachita Bancshares Corp. and Central Community Corporation of the Company’s products and services if the proposed mergers close, the outcome of any instituted, pending or threatened material litigation, amortization expense for intangible assets, goodwill impairments, loan impairment, utilization of appraisals and inspections for real estate loans, maturity, renewal or extension of construction, acquisition and development loans, net interest revenue, fair value determinations, the amount of the Company’s non-performing loans and leases, credit quality, credit losses, liquidity, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, early identification and resolution of credit issues, utilization of non-GAAP financial measures, the ability of the Company to collect all amounts due according to the contractual terms of loan agreements, the Company’s reserve for losses from representation and warranty obligations, the Company’s foreclosure process related to mortgage loans, the resolution of non-performing loans that are collaterally dependent, real estate values, fully-indexed interest rates, interest rate risk, interest rate sensitivity, calculation of economic value of equity, impaired loan charge-offs, diversification of the Company’s revenue stream, liquidity needs and strategies, sources of funding, net interest margin, declaration and payment of dividends, cost saving initiatives, improvement in the Company’s efficiencies, operating expense trends, future acquisitions and consideration to be used therefore, and the impact of certain claims and ongoing, pending or threatened litigation, administrative and investigatory matters.

The Company cautions readers not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors may include, but are not limited to, the Company’s ability to operate its regulatory compliance programs consistent with federal, state and local laws, including its BSA/AML compliance program and its fair lending compliance program, the Company’ ability to successfully implement and comply with the Consent Order, the ability of the Company, Ouachita Bancshares Corp. and Central Community Corporation to obtain regulatory approval of and close the proposed mergers, the willingness of Ouachita Bancshares Corp. and Central Community Corporation to proceed with the proposed mergers, the potential impact upon the Company of the delay in the closings of these proposed mergers,  the impact of any ongoing, pending or threatened litigation, administrative and investigatory matters involving the Company, conditions in the financial markets and economic conditions generally, the adequacy of the Company’s provision and allowance for credit losses to cover actual credit losses, the credit risk associated with real estate construction, acquisition and development loans, limitations on the Company’s ability to declare and pay dividends, the availability of capital on favorable terms if and when needed, liquidity risk, governmental regulation, including the Dodd-Frank Act, and supervision of the Company’s operations, the short-term and long-term impact of changes to banking capital standards on the Company’s regulatory capital and liquidity, the impact of regulations on service charges on the Company’s core deposit accounts, the susceptibility of the Company’s business to local economic and environmental conditions, the soundness of other financial institutions, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, volatility in capital and credit markets, reputational risk, the impact of the loss of any key Company personnel, the impact of hurricanes or other adverse weather events, any requirement that the Company write down goodwill or other intangible assets, diversification in the types of financial services the Company offers, the Company’s ability to adapt its products and services to evolving industry standards and consumer preferences, competition with other financial services companies, risks in connection with completed or potential acquisitions, the Company’s growth strategy, interruptions or breaches in the Company’s information system security, the failure of certain third-party vendors to perform, unfavorable ratings by rating agencies, dilution caused by the Company’s issuance of any additional shares of its common stock to raise capital or acquire other banks, bank holding companies, financial holding companies and insurance agencies, other factors generally understood to affect the assets, business, cash flows, financial condition, liquidity, and prospects and/or results of operations of financial services companies, and other factors detailed from time to time in the Company’s press and news releases, reports and other filings with the SEC.

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

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $14.6 billion in assets at September 30, 2016.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Alabama, Arkansas, Florida, Louisiana, Mississippi, Missouri, Tennessee and Texas.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its insurance agency subsidiary provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, please refer to the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2016 and 2015 and the consolidated financial statements as of December 31, 2015 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on such reported financial information.

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry.  The Company was not immune to such pressures and the economic downturn had a negative impact on the Company and its customers in all of the markets that it serves.  However, the Company’s financial condition has remained stable during the first nine months of 2016 as reflected by decreases in non-performing assets and impaired loans coupled with increased loans and leases, when compared to prior periods.

Management believes that the Company is better positioned with respect to overall credit quality as evidenced by the stable credit quality metrics especially when comparing September 30, 2016 to December 31, 2015 and September 30, 2015.  Management believes, however, that future weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.

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

The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations:

SELECTED FINANCIAL DATA

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

	(Dollars in thousands, except per share data)
Earnings Summary:
Total interest revenue	$ 122,340	$ 118,201	$ 359,735	$ 346,328
Total interest expense	7,750	7,131	21,670	21,876
Net interest revenue	114,590	111,070	338,065	324,452
Provision for credit losses	-	(3,000)	3,000	(13,000)
Noninterest revenue	70,868	62,953	206,066	210,582
Noninterest expense	129,512	126,450	400,530	391,560
Income before income taxes	55,946	50,573	140,601	156,474
Income tax expense	18,129	16,230	45,543	50,152
Net income	$ 37,817	$ 34,343	$ 95,058	$ 106,322

Balance Sheet - Period-end balances:
Total assets	$ 14,611,483	$ 13,787,424	$ 14,611,483	$ 13,787,424
Total securities	2,468,199	2,161,125	2,468,199	2,161,125
Loans and leases, net of unearned income	10,658,761	10,219,576	10,658,761	10,219,576
Total deposits	11,590,059	11,141,946	11,590,059	11,141,946
Long-term debt	563,495	71,868	563,495	71,868
Total shareholders' equity	1,724,104	1,644,820	1,724,104	1,644,820

Balance Sheet-Average Balances:
Total assets	$ 14,366,759	$ 13,632,581	$ 14,083,108	$ 13,536,239
Total securities	2,186,889	2,207,935	2,098,220	2,203,680
Loans and leases, net of unearned income	10,601,481	10,110,995	10,496,431	9,885,045
Total deposits	11,509,764	11,140,542	11,459,739	11,138,385
Long-term debt	430,886	71,868	240,056	73,954
Total shareholders' equity	1,719,503	1,680,123	1,693,055	1,655,074

Common Share Data:
Basic earnings per share	$ 0.40	$ 0.36	$ 1.01	$ 1.10
Diluted earnings per share	0.40	0.36	1.00	1.10
Cash dividends per share	0.13	0.10	0.33	0.25
Book value per share	18.33	17.50	18.33	17.50
Tangible book value per share	14.98	14.17	14.98	14.17
Dividend payout ratio	31.17%	28.01%	32.27%	22.10%

Financial Ratios (Annualized):
Return on average assets	1.05%	1.00%	0.90%	1.05%
Return on average shareholders' equity	8.75	8.11	7.50	8.59
Total shareholders' equity to total assets	11.80	11.93	11.80	11.93
Tangible shareholders' equity to tangible assets	9.86	9.88	9.86	9.88
Net interest margin-fully taxable equivalent	3.51	3.59	3.55	3.56

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	0.04%	0.09%	0.05%	(0.05)%
Provision for credit losses to average loans and leases	-	(0.12)	0.04	(0.18)
Allowance for credit losses to net loans and leases	1.18	1.30	1.18	1.30
Allowance for credit losses to NPLs	138.47	147.38	138.47	147.38
Allowance for credit losses to NPAs	123.05	116.73	123.05	116.73
NPLs to net loans and leases	0.85	0.88	0.85	0.88
NPAs to net loans and leases	0.96	1.11	0.96	1.11

Capital Adequacy:
Common equity Tier 1 capital	12.13%	12.08%	12.13%	12.08
Tier 1 capital	12.32	12.29	12.32	12.29%
Total capital	13.37	13.45	13.37	13.45
Tier 1 leverage capital	10.53	10.56	10.53	10.56

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

	September 30,
	2016	2015

	(Dollars in thousands, except per share data)
Tangible Assets:
Total assets	$ 14,611,483	$ 13,787,424
Less: Goodwill	294,901	291,498
Other identifiable intangible assets	19,908	21,466
Total tangible assets	$ 14,296,674	$ 13,474,460

Tangible Shareholders' Equity:
Total shareholders' equity	$ 1,724,104	$ 1,644,820
Less: Goodwill	294,901	291,498
Other identifiable intangible assets	19,908	21,466
Total tangible shareholders' equity	$ 1,409,295	$ 1,331,856

Total common shares outstanding	94,074,740	93,969,994

Tangible shareholders' equity to tangible assets	9.86%	9.88%

Tangible book value per share	$ 14.98	$ 14.17

FINANCIAL HIGHLIGHTS

The Company reported net income of $37.8 million for the third quarter of 2016, compared to net income of $34.3 million for the same quarter of 2015.  For the first nine months of 2016, the Company reported net income of $95.1 million, compared to net income of $106.3 million for the first nine months of 2015.  A factor contributing to the increase in net income for the three months ended September 30, 2016 was the increase in noninterest revenue which was $70.9 million for the third quarter of 2016, compared to $63.0 million for the third quarter of 2015.  The increase in noninterest revenue for the comparable three-month period is primarily a result of the increase in mortgage banking revenue.  While the net income increased for the comparable three-month period, net income decreased for the first nine-months  of 2016 compared to the first nine months of 2015 as a result of the provision for credit losses of $3.0 million for the nine months ended September 30, 2016 compared to a negative provision of $13.0 million for the comparable periods in 2015. The negative provision for credit losses in 2015 reflected the impact of elevated levels of recoveries and improvement in portfolio credit.  Net charge-offs were $3.6 million, or 0.05% of average loans and leases, during the first nine months of 2016, compared to net recoveries of $3.6 million, or 0.05% of average loans and leases, during the first nine months of 2015.  Finally, net income for the first nine months of 2016 was negatively impacted by the pre-tax charge of $10.3 million recorded during the first quarter of 2016 related to a liability associated with an ongoing regulatory matter.  This regulatory matter was settled during the second quarter of 2016 with no additional regulatory settlement charges deemed necessary.

The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $114.6 million for the third quarter of 2016, an increase of

$3.5 million, or 3.2%, from $111.1 million for the third quarter of 2015. Net interest revenue was $338.1 million for the first nine months of 2016, an increase of $13.6 million, or 4.2%, from $324.5 million for the first nine months of 2015.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The increase in net interest revenue for the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015 was primarily a result of the increase in interest revenue related to loans and leases due to the increasing loan portfolio.

Interest revenue increased $4.1 million or 3.5%, in the third quarter of 2016 compared to the third quarter of 2015 and increased $13.4 million, or 3.9%, in the first nine months of 2016 compared to the first nine months of 2015.  The Company has managed to increase loans as new loan production more than offset loan runoff in most loan categories during 2016.  The increase in interest expense of approximately $619,000 or 8.9% for the third quarter of 2016 compared to the third quarter of 2015 was primarily due to an increase in interest related to long term debt as FHLB borrowings have increased $500.0 million during 2016.  The decrease in interest expense of approximately $206,000, or 0.9% for the first nine months of 2016 compared to the first nine months of 2015 related to  a decrease in other time deposits, with the decrease somewhat offset by the increase in interest expense related to long term debt.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage banking operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue increased $7.9 million, or 12.6%, for the third quarter of 2016 compared to the third quarter of 2015 and decreased $4.5 million, or 2.1%, for the first nine months of 2016 compared to the first nine months of 2015.  One of the primary contributors to the increase in noninterest revenue for the comparable three month period and the decrease in noninterest revenue for the comparable nine month period was mortgage banking revenue.  Mortgage banking revenue increased to $12.3 million for the third quarter of 2016 compared to $2.3 million for the third quarter of 2015 and decreased to $23.9 million for the first nine months of 2016 compared to $25.0 million for the first nine months of 2015.  The increase in mortgage banking revenue for the comparable three month period as well as the decrease in mortgage banking revenue for the comparable nine month period were both a result of the change in MSRs.  The fair value of MSRs increased $1.8 million during the third quarter of 2016 compared to a decrease of $5.3 million during the third quarter of 2015 and decreased $10.2 million during the first nine months of 2016 compared to a decrease of $4.0 million for the first nine months of 2015.  Mortgage origination volume increased 18.9% to $478.2 million for the third quarter of 2016 compared to $402.2 million for the third quarter of 2015 and increased 11.1% to $1.3 billion for the first nine months of 2016 compared to $1.1 billion for the first nine months of 2015.  As a result of increased mortgage originations, mortgage origination revenue increased to $8.2 million during the third quarter of 2016 compared to $5.2 million during the third quarter of 2015 and increased to $25.9 million for the first nine months of 2016 compared to $21.5 million for the first nine months of 2015.

Insurance commissions remained relatively stable for the first nine months of 2016 compared to the first nine months of 2015. Wealth management revenue decreased to $5.3 million for the third quarter of 2016 compared to $5.6 million for the third quarter of 2015 and decreased to $15.8 million for the first nine months of 2016 compared to $17.3 million for the first nine months of 2015 primarily as a result of fewer sales of brokerage and annuity products. There were no significant non-recurring noninterest revenue items during the first nine months of 2016 or 2015.

Total noninterest expense increased 2.4% to $129.5 million for the third quarter of 2016 compared to $126.5 million for the third quarter of 2015 and increased 2.2% to $400.5 million for the first nine months of 2016 compared to $391.6 million for the first nine months of 2015.  The increase in noninterest expense during the first nine months of 2016 compared to the first nine months of 2015 was primarily a result of a pre-tax charge of $10.3 million recorded during the first quarter of 2016 related to a probable and estimable liability associated with an ongoing regulatory matter. This regulatory matter was settled during the third quarter of 2016 with no additional regulatory settlement charges deemed necessary.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail below.

RESULTS OF OPERATIONS

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense incurred on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 10,601.5	$ 112.5	4.22%	$ 10,111.0	$ 107.9	4.23%
Loans held for sale	165.4	1.2	2.98%	157.6	1.4	3.43%
Available-for-sale securities:
Taxable	1,853.5	6.2	1.33%	1,837.9	6.5	1.40%
Non-taxable (3)	333.4	4.5	5.32%	370.0	5.0	5.32%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	311.5	0.4	0.52%	72.4	-	0.20%
Total interest earning
assets and revenue	13,265.3	124.8	3.74%	12,548.9	120.8	3.82%
Other assets	1,228.3			1,221.2
Less: Allowance for credit losses	(126.8)			(137.5)
Total	$ 14,366.8			$ 13,632.6

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,886.9	$ 2.4	0.19%	$ 4,822.6	$ 2.2	0.18%
Savings	1,525.0	0.5	0.12%	1,413.2	0.4	0.12%
Other time	1,876.3	3.6	0.78%	1,911.9	3.7	0.76%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	454.8	0.2	0.15%	501.6	0.2	0.12%
Junior subordinated debt securities	23.2	0.2	3.27%	23.2	0.2	2.87%
Long-term debt	430.9	0.9	0.83%	71.9	0.5	2.91%
Total interest bearing
liabilities and expense	9,197.1	7.8	0.34%	8,744.4	7.2	0.32%
Demand deposits -
noninterest bearing	3,221.5			2,992.9
Other liabilities	228.7			215.2
Total liabilities	12,647.3			11,952.5
Shareholders' equity	1,719.5			1,680.1
Total	$ 14,366.8			$ 13,632.6
Net interest revenue-FTE		$ 117.0			$ 113.6
Net interest margin-FTE			3.51%			3.59%
Net interest rate spread			3.41%			3.49%
Interest bearing liabilities to
interest earning assets			69.33%			69.68%

 (1)  Includes taxable equivalent adjustment to interest of $0.9 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively, using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $1.6 million and $1.7 million for the three months ended September 30, 2016 and 2015, respectively, using an effective tax rate of 35%.

	Nine months ended September 30,
	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 10,496.4	$ 331.2	4.22%	$ 9,885.0	$ 315.1	4.26%
Loans held for sale	137.2	3.4	3.32%	139.5	3.6	3.44%
Available-for-sale securities:
Taxable	1,757.9	18.1	1.37%	1,824.4	19.8	1.45%
Non-taxable (3)	340.3	13.6	5.35%	379.3	15.3	5.39%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	288.5	0.9	0.42%	236.0	0.4	0.23%
Total interest earning
assets and revenue	13,020.3	367.2	3.77%	12,464.2	354.2	3.80%
Other assets	1,189.3			1,211.8
Less: allowance for credit losses	(126.5)			(139.8)
Total	$ 14,083.1			$ 13,536.2

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,982.1	$ 6.7	0.18%	$ 4,901.9	$ 6.6	0.18%
Savings	1,501.3	1.3	0.12%	1,392.2	1.3	0.12%
Other time	1,856.5	10.4	0.75%	1,944.8	11.5	0.79%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	448.1	0.5	0.15%	436.7	0.4	0.11%
Junior subordinated debt securities	23.2	0.6	3.23%	23.2	0.5	2.86%
Long-term FHLB borrowings	240.0	2.1	1.16%	74.0	1.6	2.90%
Total interest bearing
liabilities and expense	9,051.2	21.6	0.32%	8,772.8	21.9	0.33%
Demand deposits -
noninterest bearing	3,119.8			2,899.4
Other liabilities	219.0			208.9
Total liabilities	12,390.0			11,881.1
Shareholders' equity	1,693.1			1,655.1
Total	$ 14,083.1			$ 13,536.2
Net interest revenue-FTE		$ 345.6			$ 332.3
Net interest margin-FTE			3.55%			3.56%
Net interest rate spread			3.45%			3.47%
Interest bearing liabilities to
interest earning assets			69.52%			70.38%

(1)  Includes taxable equivalent adjustment to interest of $2.7 million and $2.5 million for both the nine months ended September 30, 2016 and 2015, respectively, using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $4.8 million and $5.4 million for the nine months ended September 30, 2016 and 2015, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended September 30, 2016 increased $3.4 million, or 2.9%, compared to the same period in 2015.  Net interest revenue-FTE for the nine-month period ended September 30, 2016 increased $13.3 million, or 4.0%, compared to the same period in 2015.  The increase in net interest revenue-FTE for the comparable nine-month periods was primarily a result of the increase in interest revenue-FTE related to the increase in average earning assets with that increase somewhat offset by the third quarter 2016 increase in rates paid on other time deposits and in the average balance of long term debt.  The increase in earning assets was a result of loan run-off being more than replaced with new lower yielding loans.  The decrease in earning asset yields was primarily a result of declining loan yields as interest rates continue to be at historically low levels.  Rates on interest bearing liabilities increased slightly as a result of increases in rates paid on interest-bearing deposits.

Interest revenue-FTE for the three-month period ended September 30, 2016 increased $4.0 million, or 3.3%, compared to the same period in 2015.  Interest revenue-FTE for the nine-month period ended September 30, 2016 increased $13.0 million, or 3.6%, compared to the same period in 2015.  The increase in interest revenue-FTE for these periods was a result of the declining loan yields, as interest rates continued to be at historically low levels, being more than offset by loan growth noticed during the third quarter and first nine months of 2016 coupled with an increase in short-term investments during the same time period.  The yield on average interest-earning assets decreased 8 basis points for the third quarter of 2016 compared to the same period in 2015 and decreased 3 basis points for the first nine months of 2016 compared to the same period in 2015.  Average interest-earning assets increased $716.4 million, or 5.7%, for the three-month period ended September 30, 2016, compared to the same period in 2015.  Average interest-earning assets increased $556.1 million, or 4.4%, for the nine-month period ended September 30, 2016, compared to the same period in 2015.

Interest expense for the three-month period ended September 30,  2016 increased $0.6 million, or 8.3%, compared to the same period in 2015, while interest expense for the nine-month period ended September 30, 2016 decreased $0.3 million, or 1.3%, compared to the same period in 2015.  The increase in interest expense for the comparable three-month period was primarily a result of the increase in long-term debt combined with the increase in rates paid on other time deposits.  The decrease in interest expense for the comparable nine-month period was a result of the decrease in other time deposits and their corresponding rates.  Average rates paid on interest bearing liabilities increased 2 basis points for the third quarter of 2016 compared to the third quarter of 2015 and decreased 1 basis point the first nine months of 2016 compared to the same period in 2015. Average interest bearing liabilities increased $452.7 million, or 5.1%, for the third quarter of 2016 compared to the third quarter of 2015 and increased $278.4 million, or 3.1%, for the nine-month period ended September 30, 2016 compared to the same period in 2015.    The increase in average interest bearing liabilities for these periods was primarily a result of increases in average interest bearing demand and savings deposits combined with the increase in long-term FHLB borrowings more than offsetting the decrease in other time deposits.

Net interest margin-FTE was 3.51% for the three months ended September 30, 2016, a decrease of 8 basis points from 3.59% for the three months ended September 30, 2015.  Net interest margin-FTE was 3.55%  and 3.56%  for the nine-month period ended September 30, 2016 and 2015, respectively.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or re-pricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at September 30, 2016:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years

	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$ 151,944	$ -	$ -	$ -
Available-for-sale and trading securities	158,826	483,338	1,740,279	85,756
Loans and leases, net of unearned income	3,551,449	2,688,883	3,570,377	848,052
Loans held for sale	204,441	-	-	-
Total interest earning assets	4,066,660	3,172,221	5,310,656	933,808
Interest bearing liabilities:
Interest bearing demand and savings deposits	6,410,883	-	-	-
Other time deposits	326,623	673,152	870,928	112
Federal funds purchased and securities
sold under agreement to repurchase,
short-term FHLB borrowings and other
short-term borrowings	468,969	-	-	-
Long-term debt and junior
subordinated debt securities	556,693	-	30,000	-
Other	-	-	-	-
Total interest bearing liabilities	7,763,168	673,152	900,928	112
Interest rate sensitivity gap	$ (3,696,508)	$ 2,499,069	$ 4,409,728	$ 933,696
Cumulative interest sensitivity gap	$ (3,696,508)	$ (1,197,439)	$ 3,212,289	$ 4,145,985

In the event interest rates increase after September 30, 2016, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest-earning assets.  However, the Company’s historical repricing sensitivity on interest bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after September 30, 2016, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at September 30, 2016 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.

As of September 30, 2016, the Bank had $2.6 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.14%, an average maturity of 162 months and a fully-indexed interest rate of 4.14% at September 30, 2016.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At September 30, 2016, the Company had $508.9 million, $3.9 billion and $728.0 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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

The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of September 30, 2016 and 2015 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.

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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	September 30, 2016	September 30, 2015
+400 basis points	8.5%	7.5%
+300 basis points	10.0%	9.1%
+200 basis points	9.8%	9.0%
+100 basis points	4.8%	4.1%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	September 30, 2016	September 30, 2015
+400 basis points	30.4%	21.2%
+300 basis points	23.5%	16.1%
+200 basis points	15.4%	11.1%
+100 basis points	7.5%	5.0%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	September 30, 2016	September 30, 2015
+200 basis points	4.1%	3.4%
-200 basis points	NM	NM
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

At September 30, 2016, impaired loans totaled $39.1 million, which was net of cumulative charge-offs of $8.3 million.  Additionally, the Company had specific reserves for impaired loans of $3.7 million included in the allowance for credit losses.  Impaired loans at September 30, 2016 were primarily from the Company’s commercial real estate and commercial and industrial owner occupied portfolios.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, OREO marketing period of 180-360 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.

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

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$ 126,935	$ 138,312	$ 126,458	$ 142,443

Loans and leases charged off:
Commercial and industrial	(1,180)	(2,010)	(2,068)	(3,829)
Real estate
Consumer mortgages	(595)	(1,382)	(1,782)	(2,849)
Home equity	(237)	(314)	(1,011)	(1,057)
Agricultural	(89)	(9)	(110)	(17)
Commercial and industrial-owner occupied	(261)	(645)	(1,075)	(1,443)
Construction, acquisition and development	(5)	(203)	(511)	(818)
Commercial real estate	(14)	(1,477)	(1,129)	(3,601)
Credit cards	(696)	(706)	(2,030)	(1,909)
All other	(713)	(628)	(1,617)	(1,648)
Total loans charged off	(3,790)	(7,374)	(11,333)	(17,171)

Recoveries:
Commercial and industrial	263	897	814	1,681
Real estate
Consumer mortgages	327	461	1,281	2,113
Home equity	109	90	435	516
Agricultural	28	59	160	364
Commercial and industrial-owner occupied	117	1,831	343	2,527
Construction, acquisition and development	382	1,084	1,178	10,666
Commercial real estate	1,043	187	2,235	1,507
Credit cards	262	170	642	506
All other	211	292	674	857
Total recoveries	2,742	5,071	7,762	20,737
Net charge-offs	(1,048)	(2,303)	(3,571)	3,566
Provision charged to operating expense	-	(3,000)	3,000	(13,000)
Balance, end of period	$ 125,887	$ 133,009	$ 125,887	$ 133,009

Average loans for period	$ 10,601,481	$ 10,110,995	$ 10,496,431	$ 9,885,045
Ratios:
Net charge-offs to average loans (annualized)	0.04%	0.09%	0.05%	(0.05%)
Provision for credit losses to average
loans and leases, net of unearned income (annualized)	(0.00%)	(0.12%)	0.04%	(0.18%)
Allowance for credit losses to loans
and leases, net of unearned income	1.18%	1.30%	1.18%	1.30%

Net charge-offs were $1.0 million in the third quarter of 2016 compared to net chargeoffs of $2.3 million in the third quarter of 2015. Net chargeoffs in the first nine months of 2016 were $3.6 million compared to net recoveries of $3.6 million in the first nine months of 2015.  Relatively low net charge-offs in the first nine months of 2016, coupled with improvement in criticized assets, contributed to no provision recorded during the third quarter of 2016.  Net recoveries in the first nine months of 2015, coupled with improvement in criticized assets, contributed to a negative provision for credit losses of $3.0 million and $13.0 million being recorded in the third quarter and first nine months of 2015, respectively.

Annualized net charge-offs as a percentage of average loans and leases for the third quarter of 2016 were 0.04%, compared to annualized net chargeoffs as a percentage of average loans and leases of 0.09% for the third quarter of 2015.  Annualized net charge-offs as a percentage of average loans and leases for the first nine months of 2016 were 0.05% compared to annualized net recoveries as a percentage of average loans and leases of 0.05% for the same period in 2015.  The 2015 net recovery was a result of elevated levels of recoveries primarily in the construction, acquisition and development real estate portfolio.  Total recoveries were $2.7 million and $7.8 million for the three-month and nine-month periods ended September 30, 2016, compared to $5.1 million and $20.7 million for the three-month and nine-month periods ended September 30, 2015 with 51.4% of the first nine months 2015 recoveries being noticed in the real estate construction, acquisition and development portfolio.

A $3.0 million provision for credit losses was recorded for the first nine months of 2016 while $13.0 million negative provision was recorded for the first nine months of 2015.  The low provision for credit losses for the first nine months of 2016 was a result of improving credit trends, including the elevated levels of recoveries.  As of September 30, 2016 and 2015, 55% and 58%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 83% of their contractual principal balance at both September 30, 2016 and 2015.

The allowance for credit losses decreased $7.1 million to $125.9 million at September 30, 2016 compared to $133.0 million at September 30, 2015.  The decrease was a result of improving credit metrics since September 30, 2015, including reductions in classified loans and low net charge-off levels.

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

	September 30,				December 31,
	2016		2015		2015
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$17,845	15.2%	$23,830	16.7%	$ 17,583	16.8%
Real estate
Consumer mortgages	31,619	24.4	33,644	23.9	33,198	23.8
Home equity	8,047	5.8	7,962	5.6	6,949	5.7
Agricultural	2,152	2.3	2,515	2.4	2,524	2.5
Commercial and industrial-owner occupied	12,785	15.6	14,957	15.7	14,607	15.5
Construction, acquisition and development	13,577	10.5	10,800	8.8	15,925	9.1
Commercial real estate	26,847	21.0	25,105	20.9	25,508	21.0
Credit cards	7,118	1.0	4,890	1.1	4,047	1.1
All other	5,897	4.2	9,306	4.9	6,117	4.5
Total	$125,887	100.0%	$133,009	100.0%	$ 126,458	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months and nine months ended September 30, 2016 and 2015 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2016	2015	% Change

	(Dollars in thousands)
Mortgage banking excl. MSR market value adjustment	$ 10,469	$ 7,647	36.9%
MSR Market Value Adjustment	1,813	(5,308)	NM
Credit card, debit card and merchant fees	9,292	9,282	0.1
Deposit service charges	11,313	12,150	(6.9)
Securities gains, net	1	33	(97.0)
Insurance commissions	28,194	28,584	(1.4)
Trust income*	3,641	3,653	(0.3)
Annuity fees *	446	539	(17.3)
Brokerage commissions and fees*	1,225	1,375	(10.9)
Bank-owned life insurance	1,775	1,842	(3.6)
Other miscellaneous income	2,699	3,156	(14.5)
Total noninterest revenue	$ 70,868	$ 62,953	12.6%
* Included in Wealth Management revenue on the Consolidated Statements of Income

NM= Not meaningful

	Nine months ended
	September 30,
	2016	2015	% Change

	(Dollars in thousands)
Mortgage banking excl. MSR market value adjustment	$ 34,176	$ 29,034	17.7%
MSR Market Value Adjustment	(10,233)	(4,026)	NM
Credit card, debit card and merchant fees	27,748	27,119	2.3
Deposit service charges	33,345	34,929	(4.5)
Securities gains, net	89	88	1.1
Insurance commissions	90,246	91,396	(1.3)
Trust income*	10,564	11,232	(5.9)
Annuity fees*	1,388	1,567	(11.4)
Brokerage commissions and fees*	3,816	4,486	(14.9)
Bank-owned life insurance	5,481	5,576	(1.7)
Other miscellaneous income	9,446	9,181	2.9
Total noninterest revenue	$ 206,066	$ 210,582	(2.1)%
* Included in Wealth Management revenue on the Consolidated Statements of Income

NM=Not meaningful

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

In the course of conducting the Company’s mortgage banking activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first nine months of 2016, 18 mortgage loans totaling $1.3 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $220,000 was recognized related to these repurchased or make whole loans.  During the first nine months of 2015, 20 mortgage loans totaling approximately $2.1 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $309,000 was recognized related to these repurchased or make whole loans.

At September 30, 2016, the Company had accrued $1.5 million for its estimate of losses from representation and warranty obligations.  The reserve was based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

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

Origination revenue, a component of mortgage banking revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $478.2 million and  $402.2 million produced origination revenue of $8.2 million and $5.2 million for the quarters ended September 30, 2016 and 2015, respectively.  Mortgage loan origination volumes of $1.3  billion and  $1.1 billion produced origination revenue of $25.9 million and  $21.5 million for the first nine months ended September 30, 2016 and 2015, respectively.  The increase in mortgage origination revenue for the three months and nine months ended September 30, 2016 compared to the three months and nine months ended September 30,  2015 is a result of the larger growth noticed in the held for sale pipeline coupled with the increase in origination volume during the third quarter and first nine months of 2016 than the growth noticed in the held for sale pipeline and origination volume during the third quarter and first nine months of 2015.

Revenue from the servicing process, another component of mortgage banking revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $4.6 million and $4.4 million for the quarters ended September 30, 2016 and 2015, respectively.   For the nine months ended September 30, 2016 and 2015, revenue from the servicing of loans was $14.1 million and $12.9 million, respectively.

Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $2.3 million and $1.9 million for the quarters ended September 30, 2016 and 2015, respectively.  Decreases in value from principal payments, prepayments and payoffs were $5.8 million and $5.4 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company had a hedge in place designed to cover approximately 3% of the MSR value. The Company is susceptible to fluctuations in their value in changing interest rate environments.   Reflecting this sensitivity to interest rates, the fair value of MSRs increased $1.8 million and decreased $5.3 million for the quarters ended September 30, 2016 and 2015, respectively, and decreased $10.2 million and decreased $4.0 million for the first nine months of 2016 and 2015, respectively.

	Three months ended
	September 30,
	2016	2015	% Change

	(Dollars in thousands)
Mortgage banking:
Origination	$ 8,168	$ 5,154	58.5%
Servicing	4,639	4,365	6.3
Payoffs/Paydowns	(2,338)	(1,872)	24.9
	10,469	7,647
MSR market value adjustment	1,813	(5,308)	NM
Mortgage banking revenue	$ 12,282	$ 2,339	425.1%

	(Dollars in millions)
Origination volume	$ 478	$ 402	18.9%

NM=Not meaningful

	Nine months ended
	September 30,
	2016	2015	% Change

	(Dollars in thousands)
Mortgage banking:
Origination	$ 25,899	$ 21,463	20.7%
Servicing	14,061	12,937	8.7
Payoffs/Paydowns	(5,784)	(5,366)	7.8
	34,176	29,034
MSR market value adjustment	(10,233)	(4,026)	NM
Mortgage banking revenue	$ 23,943	$ 25,008	(4.3)%

	(Dollars in millions)
Origination volume	$ 1,256	$ 1,130	11.2%

Outstanding principal balance of
mortgage loans serviced at year-end	$ 6,285	$ 5,943	5.8%

NM=Not meaningful

Credit card, debit card and merchant fees remained stable for the comparable three-month period and increased slightly for the comparable nine-month period as a result of new account volume noticed since September 30, 2015.  Deposit service charge revenue decreased 6.9% and 4.5% when comparing the three-month and nine-month periods ended September 30, 2016 and 2015, respectively, due to modifications made on the calculation and assessment of overdraft fees since September 30, 2015.

Net security gains of approximately $1,000 and $89,000 for the three-month and nine-month period ended September 30, 2016 and net security gains of approximately $33,000 and $88,000 for the three-month and nine-month period ended September 30,  2015 were a result of sales and calls of available-for-sale securities.

Insurance commissions remained relatively stable decreasing only 1.4% for the third quarter of 2016 compared to the third quarter of 2015 and 1.3% for the first nine months of 2016 compared to the first nine months of 2015.  Trust income remained relatively stable during the third quarter of 2016 compared to the third quarter of 2015 and decreased 5.9% for the first nine months of 2016 compared to the first nine months of 2015 as a result of an executor fee taken on a large estate during the first nine months of 2015 with no similar fee noticed in the first nine months of 2016.  Annuity fees decreased for both the third quarter of 2016 compared to the third quarter of 2015 and for the first nine months of 2016 compared to the first nine months of 2015 as a result of less annuity sales during 2016.  Brokerage commissions and fees decreased 10.9% and 14.9% for the comparable three-month and nine-month periods, respectively, as a result of decreases in sales of all brokerage products. Bank-owned life insurance remained relatively stable for the comparable three-month and nine-month period.  Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items decreased 14.5% for the comparable three-month periods ended September 30, 2016 and 2015 and increased 2.9% for the comparable nine-month periods ended September 30, 2016 and 2015 as a result of the activity in miscellaneous other investment income combined with credit trading fee income.

 Noninterest Expense

The components of noninterest expense for the three months and nine months ended September 30, 2016 and 2015 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2016	2015	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 82,079	$ 81,354	0.9%
Occupancy, net	10,412	10,819	(3.8)
Equipment	3,423	3,742	(8.5)
Deposit insurance assessments	3,227	2,191	47.3
Advertising	925	812	13.9
Foreclosed property expense	859	808	6.3
Telecommunications	1,288	1,267	1.7
Public relations	718	588	22.1
Data processing	6,856	6,156	11.4
Computer software	2,976	2,595	14.7
Amortization of intangibles	923	948	(2.6)
Legal fees	1,064	1,233	(13.7)
Merger expense	-	8	(100.0)
Postage and shipping	1,059	1,030	2.8
Other miscellaneous expense	13,703	12,899	6.2
Total noninterest expense	$ 129,512	$ 126,450	2.4%

NM= Not meaningful

	Nine months ended
	September 30,
	2016	2015	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 246,378	$ 242,292	1.7%
Occupancy, net of rental income	30,794	31,432	(2.0)
Equipment	10,483	11,740	(10.7)
Deposit insurance assessments	8,097	6,879	17.7
Regulatory settlement	10,277	-	NM
Advertising	2,601	3,279	(20.7)
Foreclosed property expense	3,349	4,404	(24.0)
Telecommunications	3,842	3,904	(1.6)
Public relations	1,978	2,067	(4.3)
Data processing	19,932	18,056	10.4
Computer software	8,368	7,891	6.0
Amortization of intangibles	2,672	3,042	(12.2)
Legal fees	7,353	10,912	(32.6)
Merger expense	2	12	(83.3)
Postage and shipping	3,161	3,396	(6.9)
Other miscellaneous expense	41,243	42,254	(2.4)
Total noninterest expense	$ 400,530	$ 391,560	2.3%
NM=Not meaningful

Salaries and employee benefit expense remained relatively stable for the three months and nine months ended September 30, 2016 compared to the same periods in 2015.  Occupancy expense decreased 3.8% for the three months ended September 30, 2016 compared to the same period in 2015 but remained relatively stable for the nine months ended September 30, 2016 compared to the same period in 2015.  Equipment expense decreased 8.5% and 10.7% for the comparable three-month and nine-month periods, respectively, as a result of decreases in depreciation expense.  Deposit insurance assessments increased 47.3% and 17.7% for the comparable three-month and nine-month periods, respectively, as a result of additional assessments related to the surcharge to be levied on all larger banks to bring the Deposit Insurance Fund reserve ratio to the statutory minimum combined with movement evidenced in several variables utilized by the FDIC in calculating the deposit insurance assessment.  A pre-tax charge of $10.3 million was recorded during the first quarter of 2016 related to a liability associated with ongoing regulatory matters. A settlement was reached during the second quarter of 2016 with no additional charge required.

Foreclosed property expense increased 6.3% and decreased 24.0% for the comparable three months and nine months ended September 30, 2016 and 2015, respectively.  The increase for the comparable three month period was due to a large net gain recorded in the third quarter of 2015 while a much smaller net gain on sale was recorded in the third quarter of 2016.  The decrease in foreclosed property expense for the first nine months of 2016 compared to the first nine months of 2015 was a result of fewer writedowns.  During the first nine months of 2016, the Company added $9.3 million to OREO through foreclosures.  Sales of OREO in the first nine months of 2016 were $10.6 million, resulting in a net loss of approximately $202,000.  The components of foreclosed property expense for the three months and nine months ended September 30, 2016 and 2015 and the percentage change between periods are shown in the following tables:

	Three months ended
	September 30,
	2016	2015	% Change
	(Dollars in thousands)
Gain on sale of other real estate owned	$ (57)	$ (203)	(71.9)%
Writedown of other real estate owned	582	524	11.1
Other foreclosed property expense	334	487	(31.4)
Total foreclosed property expense	$ 859	$ 808	6.3%

	Nine months ended
	September 30,
	2016	2015	% Change
	(Dollars in thousands)
Loss (gain) on sale of other real estate owned	$ 202	$ (778)	NM %
Writedown of other real estate owned	2,052	3,733	(45.0)
Other foreclosed property expense	1,095	1,449	(24.4)
Total foreclosed property expense	$ 3,349	$ 4,404	(24.0)%

NM= Not meaningful

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising and public relations, the primary fluctuations included the decrease in legal fees and in other miscellaneous expense for the first nine months of 2016 compared to the first nine months of 2015. The decrease in legal fees and other miscellaneous expense is a result of additional costs recorded during the first nine months of 2015 related to litigation reserves for various legal matters, consulting and compliance services more than offsetting any other legal and consulting costs recorded during the first nine months of 2016. These consulting and compliance services were related to BSA and AML compliance remediation.

Income Tax

The Company recorded income tax expense of $18.1 million for the third quarter of 2016, compared to income tax expense of $16.2 million for the third quarter of 2015.   Income tax expense was $45.5 million for the first nine months of 2016, compared to income tax expense of $50.2 million for the first nine months of 2015.   The primary differences between the Company’s recorded expense for the third quarter and first nine months of 2016 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income and other tax preference items.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at September 30, 2016 were $13.5 billion, or 92.3% of total assets, compared with $12.7 billion, or 91.7% of total assets, at December 31, 2015.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 79.9% of average earning assets during the third quarter of 2016.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $10.7 billion and $10.4 billion at September 30, 2016 and December 31, 2015, respectively.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	September 30,		December 31,
	2016	2015	2015

	(In thousands)

Commercial and industrial	$ 1,619,668	$ 1,715,293	$ 1,752,273
Real estate
Consumer mortgages	2,611,387	2,447,132	2,472,202
Home equity	622,566	573,566	589,752
Agricultural	242,171	252,381	259,360
Commercial and industrial-owner occupied	1,668,477	1,605,811	1,617,429
Construction, acquisition and development	1,121,386	900,875	945,045
Commercial real estate	2,240,717	2,141,398	2,188,048
Credit cards	107,447	109,576	112,165
All other	451,347	507,981	468,052
Gross loans and leases (1)	10,685,166	10,254,013	10,404,326
Less: Unearned income	26,405	34,437	31,548
Net loans and leases	$ 10,658,761	$ 10,219,576	$ 10,372,778
(1)	Gross loans and leases are net of deferred fees and costs of $2.2 million, approximately ($232,000) and ($214,000) at September 30, 2016 and 2015 and December 31, 2015, respectively.

The following table shows the Company’s loans and leases, net of unearned income by segment, class and geographical location as of September 30, 2016:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 135,467	$ 205,833	$ 184,819	$ 639,204	$ 78,950	$ 116,203	$ 214,287	$ 41,389	$ 1,616,152
Real estate
Consumer mortgages	335,856	325,793	226,092	831,986	84,046	294,218	484,806	28,590	2,611,387
Home equity	96,539	43,963	69,255	227,952	23,328	144,835	14,836	1,858	622,566
Agricultural	7,734	81,798	27,160	67,213	5,032	12,864	40,052	318	242,171
Commercial and industrial-owner occupied	195,572	178,681	200,406	662,735	49,901	140,843	240,339	-	1,668,477
Construction, acquisition and development	127,828	101,148	58,844	353,188	24,535	163,247	292,596	-	1,121,386
Commercial real estate	284,543	356,121	223,016	608,483	199,928	196,105	372,521	-	2,240,717
Credit cards	-	-	-	-	-	-	-	107,447	107,447
All other	70,487	45,925	28,675	174,356	3,562	30,749	55,727	18,977	428,458
Total	$ 1,254,026	$ 1,339,262	$ 1,018,267	$ 3,565,117	$ 469,282	$ 1,099,064	$ 1,715,164	$ 198,579	$ 10,658,761

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of September 30, 2016:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total

	(In thousands)
Commercial and industrial	$ 8,653	$ 539,267	$ 801,902	$ 266,330	$ 1,616,152
Real estate
Consumer mortgages	3,717	251,057	435,386	1,921,227	2,611,387
Home equity	2,395	72,284	265,756	282,131	622,566
Agricultural	256	42,013	52,841	147,061	242,171
Commercial and industrial-owner occupied	23,419	176,699	430,418	1,037,941	1,668,477
Construction, acquisition and development	1,062	556,703	297,713	265,908	1,121,386
Commercial real estate	15,715	193,471	721,848	1,309,683	2,240,717
Credit cards	-	107,447	-	-	107,447
All other	429	192,723	175,209	60,097	428,458
Total	$ 55,646	$ 2,131,664	$ 3,181,073	$ 5,290,378	$ 10,658,761

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production.  Commercial and industrial loans outstanding decreased 7.5% from December 31, 2015 to September 30, 2016.

Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 25 years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding increased 5.6% at September 30, 2016 compared to December 31, 2015.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding increased by 5.6% at September 30, 2016 compared to December 31, 2015.

Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding decreased by 6.6% from December 31, 2015 to September 30, 2016.

Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans increased 3.2% from December 31, 2015 to September 30, 2016.

Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. The Bank generally engages in construction and development lending only in local markets served by its branches. Construction, acquisition and development loans increased 18.7% from December 31, 2015 to September 30, 2016.

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

At September 30, 2016, the Company had $75.7 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $561,000 and $1.5 million recognized as interest income during the third quarter and first nine months of 2016.  There were no construction, acquisition and development loans with interest reserves that were on non-accrual status at September 30, 2016.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.

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

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial real estate loans increased 2.4% from December 31, 2015 to September 30, 2016.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 4.2% from December 31, 2015 to September 30, 2016.

All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances, net of unearned income decreased 2.8% from December 31, 2015 to September 30, 2016.

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

	September 30,		December 31,
	2016	2015	2015

	(Dollars in thousands)
Non-accrual loans and leases	$ 70,725	$ 70,237	$ 83,028
Loans 90 days or more past due, still accruing	2,255	1,436	2,013
Restructured loans and leases, still accruing	17,936	18,578	9,876
Total NPLs	90,916	90,251	94,917

Other real estate owned	11,391	23,696	14,759
Total NPAs	$ 102,307	$ 113,947	$ 109,676

NPLs to net loans and leases	0.85%	0.88%	0.92%
NPAs to net loans and leases	0.96%	1.11%	1.06%

NPLs decreased 4.2% to $90.9 million at September 30, 2016 compared to $94.9 million at December 31, 2015 and increased 0.7% compared to $90.3 million at September 30, 2015.  Included in NPLs at September 30, 2016 were $39.1 million of loans that were impaired.  These impaired loans had a specific reserve of $3.7 million included in the allowance for credit losses of $125.9 million at September 30,  2016, and were net of $8.3 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2015 included $51.4 million of loans that were impaired.  These impaired loans had a specific reserve of $2.4 million included in the allowance for credit losses of $126.5 million at December 31, 2015.  NPLs at September 30, 2015 included $40.7 million of loans that were impaired.  These impaired loans had a specific reserve of $5.4 million included in the allowance for credit losses of $133.0 million at September 30, 2015.

Non-accrual loans at September 30,  2016 reflected a decrease of $12.3 million, or 14.8%, compared to December 31, 2015 but reflected an increase of $0.5 million, or 0.7%, compared to September 30, 2015.    While non-accrual loans increased slightly in several loan categories when comparing September 30, 2016 to September 30, 2015, the primary increases in non-accrual loans are recognized in the real estate construction, acquisition and development and the commercial real estate portfolios.  Non-accrual loans related to the real estate construction, acquisition and development portfolio increased $2.7 million, or 63.7%, to $6.9 million at September 30, 2016 compared to $4.2 million at September 30, 2015.  Non-accrual loans related to the commercial real estate portfolio increased $4.1 million, or 37.9%, to $14.8 million at September 30, 2016 compared to $10.7 million at September 30, 2015.    The increase in the real estate construction, acquisition and development and commercial real estate portfolios was partially offset by the decrease of $4.0 million, or 25.7%, in the commercial and industrial portfolio to $11.7 million at September 30, 2016 compared to $15.7 million at September 30, 2015.

The Bank’s NPLs are primarily located in Arkansas, Mississippi and Louisiana as these markets represent $70.0 million, or 77.0% of total NPLs of $90.9 million at September 30,  2016.  These areas have experienced a higher incidence of NPLs, primarily as a result of the downturn in the economic markets in these regions.    These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  The following table presents the NPLs by geographical location at September 30, 2016:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Alabama and Florida Panhandle	$ 1,254,026	$ 143	$ 3,552	$ 382	$ 4,077	0.3%
Arkansas	1,339,262	25	7,511	2,487	10,023	0.7
Louisiana	1,018,267	326	7,446	2,201	9,973	1.0
Mississippi	3,565,117	675	41,165	8,136	49,976	1.4
Missouri	469,282	-	1,464	-	1,464	0.3
Tennessee	1,099,064	117	2,340	892	3,349	0.3
Texas	1,715,164	200	4,597	3,068	7,865	0.5
Other	198,579	769	2,650	770	4,189	2.1
Total	$ 10,658,761	$ 2,255	$ 70,725	$ 17,936	$ 90,916	0.9%

OREO decreased by  $3.4 million to $11.4 million at September 30, 2016 compared to $14.8 million at December 31, 2015 and decreased by $12.3 million compared to $23.7 million at September 30, 2015.  OREO decreased as a result of sales of foreclosed properties exceeding new foreclosures coupled with writedowns that were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.

The Company has processes in place to review credits upon renewal or modification to determine if concessions are being granted that meet the requirements set forth in FASB ASC 310.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $31.6 million and $25.0 million at September 30, 2016 and December 31, 2015, respectively.  Restructured loans of $13.6 million and $15.1 million were included in the non-accrual loan category at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at September 30, 2016:

	September 30, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,567,073	$ -	$ 42,117	$ 774	$ -	$ 6,188	$ 1,616,152
Real estate
Consumer mortgages	2,549,780	528	59,727	89	-	1,263	2,611,387
Home equity	610,313	-	10,766	-	-	1,487	622,566
Agricultural	230,891	-	10,639	-	-	641	242,171
Commercial and industrial-owner occupied	1,619,545	512	39,135	-	-	9,285	1,668,477
Construction, acquisition and development	1,103,739	-	11,308	-	-	6,339	1,121,386
Commercial real estate	2,188,170	-	38,637	-	-	13,910	2,240,717
Credit cards	107,447	-	-	-	-	-	107,447
All other	420,838	-	7,620	-	-	-	428,458
Total	$ 10,397,796	$ 1,040	$ 219,949	$ 863	$ -	$ 39,113	$ 10,658,761

(1) Impaired loans are shown exclusive of accruing TDRs

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At September 30, 2016, the Bank had $5.5 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at September 30, 2016:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total

	(In thousands)
Pass	$ 10,380,401	$ 17,384	$ 11	$ -	$ 10,397,796
Special Mention	1,040	-	-	-	1,040
Substandard	167,075	24,695	9,988	18,191	219,949
Doubtful	402	-	-	461	863
Loss	-	-	-	-	-
Impaired	23,518	2,153	-	13,442	39,113
Total	$ 10,572,436	$ 44,232	$ 9,999	$ 32,094	$ 10,658,761

All loan grade categories increased at September 30, 2016 compared to December 31, 2015 with the exception of the Substandard and Impaired loan grade categories, which decreased $7.2 million, or 3.2% and $12.3 million, or 23.9%, respectively, at September 30, 2016 compared to December 31, 2015.  Of the $219.9 million of Substandard loans and leases,  76.0% remained current as to scheduled repayment of principal and interest, with only 8.3% having outstanding balances that were 90 days or more past due at September 30, 2016.  Of the $39.1 million of Impaired loans and leases, 60.1% remained current as to scheduled repayment of principal and/or interest, with 34.4% having outstanding balances that were 90 days or more past due at September 30, 2016.

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

The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at September 30, 2016:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Commercial and industrial	$ 1,616,152	$ 68	$ 11,659	$ 2,750	$ 14,477	0.9%
Real estate
Consumer mortgages	2,611,387	1,660	20,196	1,422	23,278	0.9
Home equity	622,566	-	3,721	2	3,723	0.6
Agricultural	242,171	-	1,194	78	1,272	0.5
Commercial and industrial-owner occupied	1,668,477	-	11,983	2,344	14,327	0.9
Construction, acquisition and development	1,121,386	-	6,939	240	7,179	0.6
Commercial real estate	2,240,717	-	14,793	6,773	21,566	1.0
Credit cards	107,447	520	121	712	1,353	1.3
All other	428,458	7	119	3,615	3,741	0.9
Total	$ 10,658,761	$ 2,255	$ 70,725	$ 17,936	$ 90,916	0.9%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Available-for-sale securities were $2.5 billion and $2.1 billion at September 30, 2016 and December 31, 2015,  respectively.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At September 30, 2016, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of September 30, 2016:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%

Available-for-sale Securities:	(Dollars in thousands)
Aaa	$ 2,086,433	85.6%	$ 2,099,597	85.1%
Aa1 to Aa3	122,133	5.0	131,462	5.3
A1 to A3	40,854	1.7	43,613	1.8
Not rated (1)	187,029	7.7	193,527	7.8
Total	$ 2,436,449	100.0%	$ 2,468,199	100.0%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $59.1 million and a market value of $63.1 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the third quarter of 2016 that indicated the necessity of an earlier goodwill impairment assessment.

In the current environment, forecasting cash flows, credit losses and growth, in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $294.9 million and $291.5 million at September 30, 2016 and December 31, 2015, respectively.

Other Real Estate Owned

OREO totaled $11.4 million and  $14.8 million at September 30, 2016 and December 31, 2015, respectively.  OREO at September 30, 2016 had aggregate loan balances at the time of foreclosure of $23.9 million.  OREO at December 31, 2015 had aggregate loan balances at the time of foreclosure of $37.5 million.  The following table presents the OREO by segment and class at September 30, 2016:

	September 30,		December 31,
	2016	2015	2015
	(In thousands)

Commercial and industrial	$ -	$ 84	$ 84
Real estate
Consumer mortgages	1,956	2,606	2,477
Home equity	39	101	101
Agricultural	25	25	25
Commercial and industrial-owner occupied	1,921	1,306	1,074
Construction, acquisition and development	6,085	18,730	10,212
Commercial real estate	1,183	746	678
All other	182	98	108
Total	$ 11,391	$ 23,696	$ 14,759

Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.  While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the consumer mortgage, commercial and industrial-owner occupied and commercial real estate portfolios at September 30, 2016 suggested that a majority of additions to OREO in the near-term might be from these categories.

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

The following table presents the Company’s noninterest bearing, interest bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	September 30,	December 31,
	2016	2015	% Change

	(Dollars in millions)
Noninterest bearing demand	$ 3,308	$ 3,032	9.1%
Interest bearing demand	4,878	5,004	(2.5)
Savings	1,533	1,442	6.3
Other time	1,871	1,853	1.0
Total deposits	$ 11,590	$ 11,331	2.3%

The 2.3% increase in deposits at September 30, 2016 compared to December 31, 2015 was primarily a result of the increase in noninterest bearing demand and savings deposits more than offsetting the decline in interest bearing demand deposits.    The average maturity of time deposits at September 30, 2016 was 19.1 months, compared to 17.6 months at December 31, 2015.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company had no short-term borrowings from the FHLB at September 30, 2016 and $62.0 million at December 31, 2015.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had federal funds purchased and securities sold under agreement to repurchase of $469.0 million and $405.9 million at September 30, 2016 and December 31, 2015, respectively.

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

The Company had long-term borrowings from U.S. Bank totaling $33.5 million and $39.8 million at September 30, 2016 and December 31, 2015, respectively.  The Company also had long-term borrowings from the FHLB of $530.0 million and $30.0 million at September 30, 2016 and December 31, 2015.   The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.2 billion in additional borrowing capacity under the existing FHLB borrowing agreement at September 30, 2016.

The Company had non-binding federal funds borrowing arrangements with other banks aggregating $794.0 million at September 30, 2016.  The unencumbered fair value of the Company’s federal government and government agencies securities portfolio may provide substantial additional liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk‑based capital guidelines established by the Federal Reserve.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Common equity Tier 1 capital generally consist of common stock (plus related additional paid in capital) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions. Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered “well capitalized” for the Company’s Common equity Tier 1 capital, Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill)  are 6.5%, 8%, 10% and 5%, respectively.  The Company exceeded the required minimum levels for these ratios at  September 30, 2016 and December 31, 2015 as follows:

	September 30, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth, Inc.
Common equity Tier 1 capital (to risk-weighted assets)	$ 1,457,593	12.13%	$ 1,402,041	12.07%
Tier 1 capital (to risk-weighted assets)	1,480,791	12.32	1,425,239	12.27
Total capital (to risk-weighted assets)	1,607,343	13.37	1,552,280	13.37
Tier 1 leverage capital (to average assets)	1,480,791	10.53	1,425,239	10.61

The FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the common equity Tier 1 capital, Tier 1 capital, total capital and leverage capital ratios must be at least 6.5%, 8%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at September 30, 2016 and December 31, 2015 as follows:

	September 30, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth Bank
Common equity Tier 1 capital (to risk-weighted assets)	$ 1,338,836	11.15%	$ 1,369,419	11.80%
Tier 1 capital (to risk-weighted assets)	1,338,836	11.15	1,369,419	11.80
Total capital (to risk-weighted assets)	1,465,388	12.20	1,496,460	12.90
Tier 1 leverage capital (to average assets)	1,338,836	9.55	1,369,419	10.23

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

On January 27, 2016, the Company announced a new stock repurchase program whereby the Company may acquire up to an aggregate of 7,000,000 shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between January 27, 2016 through December 29, 2017. The extent and timing of any repurchases depends on market conditions and other corporate, legal and regulatory considerations. Repurchased shares are held as authorized but unissued shares. These authorized but unissued shares are available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. At September 30, 2016, 551,519 shares had been repurchased under this program.

The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation.  The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp.  The Company redeemed $8.25 million of the Junior Subordinated Debt Securities and $8.0 million of the related trust preferred securities assumed in the City Bancorp merger at par on January 8, 2014. The Company’s remaining $23.2 million in assumed trust preferred securities qualify as Tier 1 capital at September 30, 2016 under Federal Reserve guidelines.  At September 30, 2016, the $23.2 million in assumed trust preferred securities were callable at the option of the Company upon obtaining approval of the Federal Reserve.

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-related expense of $8.5 million accrued as of September 30, 2016, which excludes amounts reserved for regulatory settlement expenses discussed below, is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular fiscal period or periods.

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

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserted that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results.  The plaintiff was seeking to recover alleged damages in an unspecified amount, equitable and/or injunctive relief, and attorneys’ fees. A motion to dismiss filed by the defendants was granted by the Court on January 5, 2015, and the plaintiff filed a notice of appeal of that decision on February 2, 2015.  On April 14, 2016, the Mississippi Supreme Court upheld the lower Court’s dismissal of the case against the Company, and the period for petitioning for a rehearing by the Mississippi Supreme Court elapsed without it seeking rehearing.

On July 31, 2014, the Company,  its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint was subsequently amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the court granted in part and denied in part the defendants’ motion to dismiss and dismissed the claims concerning the Company’s expectations about the closing of the mergers.  Class certification was granted on April 21, 2016, and a petition for immediate appeal of the class certification was filed and was granted. Class certification was vacated and the case was remanded to the District Court for further proceedings.  The plaintiff seeks an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper.  At this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company as it is uncertain whether class certification will be upheld and the exact amount of damages (should the class remain certified) is uncertain.  Although it is not possible to predict the ultimate resolution or financial liability with respect to the litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

On June 29, 2016, the Bank, the CFPB and the DOJ agreed to a settlement set forth in a consent order (the “Consent Order”) related to the joint investigation by the CFPB and the DOJ of the Bank’s fair lending program during the period between January 1, 2011 and December 31, 2013.  The Consent Order was signed by the United States District Court for the Northern District of Mississippi (the “District Court”) on July 25, 2016.  In the first quarter of 2016, the Bank reserved $13.8 million to cover costs related to this matter, $10.3 million of which was reflected as regulatory settlement expense and $3.5 million of which was included in other noninterest expense.  The settlement of this matter did not have a material financial impact on the second and third quarter 2016 financial results.  For additional information regarding the terms of this settlement and the Consent Order, see the signed Consent Order and the Company’s Current Report on Form 8-K filed on June 29, 2016.

CRITICAL ACCOUNTING POLICIES

During the three months ended September 30, 2016, there was no material change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended September 30, 2016, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-related expense of $8.5 million accrued as of September 30, 2016, which excludes amounts reserved for regulatory settlement expenses discussed below, is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular fiscal period or periods.

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

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserted that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results.  The plaintiff was seeking to recover alleged damages in an unspecified amount, equitable and/or injunctive relief, and attorneys’ fees. A motion to dismiss filed by the defendants was granted by the Court on January 5, 2015, and the plaintiff filed a notice of appeal of that decision on February 2, 2015.  On April 14, 2016, the Mississippi Supreme Court upheld the lower Court’s dismissal of the case against the Company, and the period for petitioning for a rehearing by the Mississippi Supreme Court elapsed without it seeking rehearing.

On July 31, 2014, the Company, its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint was subsequently amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the court granted in part and denied in part the defendants’ motion to dismiss and dismissed the claims concerning the Company’s expectations about the closing of the mergers.  Class certification was granted on April 21, 2016, and a petition for immediate appeal of the class certification was filed and was granted.   Class certification was vacated and the case was remanded to the District Court for further proceedings.  The plaintiff seeks an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper.  At this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company as it is uncertain whether class certification will be upheld and the exact amount of damages (should the class remain certified) is uncertain.  Although it is not possible to predict the ultimate resolution or financial liability with respect to the litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

On June 29, 2016, the Bank, the CFPB and the DOJ agreed to a settlement set forth in a consent order (the “Consent Order”) related to the joint investigation by the CFPB and the DOJ of the Bank’s fair lending program during the period between January 1, 2011 and December 31, 2013.  The Consent Order was signed by the United States District Court for the Northern District of Mississippi (the “District Court”) on July 25, 2016.  In the first quarter of 2016, the Bank reserved $13.8 million to cover costs related to this matter, $10.3 million of which was reflected as regulatory settlement expense and $3.5 million of which was included in other noninterest expense.  The settlement of this matter did not have a material financial impact on the second and third quarter 2016 financial results.  For additional information regarding the terms of this settlement and the Consent Order, see the signed Consent Order and the Company’s Current Report on Form 8-K filed on June 29, 2016.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased (1)(2)	Paid per Share	or Programs (2)	or Programs (2)
July 1-July 31	2,999	22.69	-	7,000,000
August 1-August 31	551,519	$ 23.77	551,519	6,448,481
September 1-September 30	-	-	-	6,448,481

Total	554,518

(1) This represents 2,999 shares redeemed in July 2016 from employees for tax witholding purposes upon vesting of restricted stock and 551,519 shares repurchased under the current stock repurchase program.

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

ITEM 5. OTHER INFORMATION

Mergers with Ouachita Bancshares Corp. and Central Community Corporation

For information regarding our respective mergers with Ouachita Bancshares Corp. and Central Community Corporation and their corresponding Agreements and Plans of Reorganization, see the Form 8-K filed on October 14, 2016 and incorporated herein by reference.

Entry into Retirement and Consulting Agreement with W. James Threadgill, Jr.

As previously reported in the Company’s Current Report on Form 8-K that was filed with the SEC on October 14, 2016, W. James Threadgill, Jr., the Senior Executive Vice President and Chief Business Development Officer of the Company and the Bank informed the Company of his intention to retire effective as of January 2, 2017 (the “Retirement Date”).  In connection with Mr. Threadgill’s planned retirement, the Company, the Bank, and Mr. Threadgill entered into a Retirement and Consulting Agreement (the “Agreement”) on November 4, 2016. Under the Agreement, Mr. Threadgill will provide consulting services after the Retirement Date in order to assist the Company in transitioning his duties to others. The consulting  period will continue until December 31, 2019, subject to renewal. Mr. Threadgill will not spend more than 32 hours per month as a consultant under the Agreement. The Company will pay $1,000 per month for consulting services under the Agreement. Mr. Threadgill will be restricted from competing with the Company or any of its affiliates or soliciting any customers or employees of the Company or its affiliates during the period that he serves as a consultant and for a period of two years thereafter.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is filed as Exhibit 10 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.  Capitalized terms used herein and not otherwise defined herein shall have the meanings given to them in the Agreement.

ITEM 6.  EXHIBITS

(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (1)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (2)
	(c)	Amendment No. 2 to Agreement and Plan of Reorganization, dated June 30, 2015, by and between BancorpSouth, Inc. and Central Community Corporation. (3)
	(d)	Amendment No. 3 to Agreement and Plan of Reorganization, dated October 13, 2016, by and between BancorpSouth, Inc. and Central Community Corporation. (4)
(3)	(a)	Amended and Restated Articles of Incorporation. (5)
	(b)	Amended and Restated Bylaws. (5)
(4)		Specimen Common Stock Certificate. (6)
(10)		Retirement and Consulting Agreement, dated November 4, 2016, by and between BancorpSouth, Inc., BancorpSouth Bank and W. James Threadgill, Jr. *
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

(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
(99.1)	(a)	Agreement and Plan of Reorganization, dated January 8, 2014, by and between BancorpSouth, Inc. and Ouachita Bancshares Corp. (7)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Ouachita Bancshares Corp. (8)
	(c)	Amendment No. 2 to Agreement and Plan of Reorganization, dated June 30, 2015 by and between BancorpSouth, Inc. and Ouachita Bancshares Corp. (9)
	(d)	Amendment No. 3 to Agreement and Plan of Reorganization, dated October 13, 2016 by and between BancorpSouth, Inc. and Ouachita Bancshares Corp. (10)

(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of September 30, 2016 and 2015, and December 31, 2015, (ii) the Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three-month and nine-month  periods ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

____________________________
(1)	Filed as Annex A to the Company's registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233) and incorporated by reference thereto.
(2)	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 14, 2016 (file number 1-12991) and incorporated by reference hereto.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on April 27, 2016 (file numer 1-12991) and incorporated by reference thereto.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (file number 0-10826) and incorporated by reference thereto.
(7)	Filed as Appendix A to the Company's registration statement on Form S-4 filed on February 12, 2014 (file number 333-193912) and incorporated by reference hereto.
(8)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference hereto.
(9)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference hereto.
(10)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 14, 2016 (file number 1-12991) and incorporated by reference hereto.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.
(Registrant)

DATE: November 7, 2016	/s/ William L. Prater
William L. Prater
Senior Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (1)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (2)
	(c)	Amendment No. 2 to Agreement and Plan of Reorganization, dated June 30, 2015, by and between BancorpSouth, Inc. and Central Community Corporation. (3)
	(d)	Amendment No. 3 to Agreement and Plan of Reorganization, dated October 13, 2016, by and between BancorpSouth, Inc. and Central Community Corporation. (4)
(3)	(a)	Amended and Restated Articles of Incorporation. (5)
	(b)	Amended and Restated Bylaws. (5)
(4)		Specimen Common Stock Certificate. (6)
(10)		Retirement and Consulting Agreement, dated November 4, 2016, by and between BancorpSouth, Inc., BancorpSouth Bank and W. James Threadgill, Jr. *
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

(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
(99.1)	(a)	Agreement and Plan of Reorganization, dated January 8, 2014, by and between BancorpSouth, Inc. and Ouachita Bancshares Corp. (7)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Ouachita Bancshares Corp. (8)
	(c)	Amendment No. 2 to Agreement and Plan of Reorganization, dated June 30, 2015 by and between BancorpSouth, Inc. and Ouachita Bancshares Corp. (9)
	(d)	Amendment No. 3 to Agreement and Plan of Reorganization, dated October 13, 2016 by and between BancorpSouth, Inc. and Ouachita Bancshares Corp. (10)
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of September 30, 2016 and 2015, and December 31, 2015, (ii) the Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three-month and nine-month  periods ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

____________________________
(1)		Filed as Annex A to the Company's registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233) and incorporated by reference thereto.
(2)		Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 14, 2016 (file number 1-12991) and incorporated by reference hereto.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on April 27, 2016 (file numer 1-12991) and incorporated by reference thereto.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (file number 0-10826) and incorporated by reference thereto.
(7)	Filed as Appendix A to the Company's registration statement on Form S-4 filed on February 12, 2014 (file number 333-193912) and incorporated by reference hereto.
(8)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference hereto.
(9)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference hereto.
(10)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 14, 2016 (file number 1-12991) and incorporated by reference hereto.
*	Filed herewith.
**	Furnished herewith.