Form 10-K
period 2016-12-31
BANCORPSOUTH INC
filed 2017-02-27
CIK 701853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________________________

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2016 was approximately $2,090,000,000, based on the last reported sale price per share of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2016.

As of February 13, 2017, the registrant had outstanding 93,731,038 shares of common stock, par value $2.50 per share.

                                      DOCUMENTS INCORPORATED BY REFERENCE

To the extent stated herein, portions of the Definitive Proxy Statement on Schedule 14A to be used in connection with the Registrant’s 2017 Annual Meeting of Shareholders, scheduled to be held April 26, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BANCORPSOUTH, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2016

TABLE OF CONTENTS

PART I

Item	1.	Business	4
Item	1A.	Risk Factors	20
Item	1B.	Unresolved Staff Comments	38
Item	2.	Properties	38
Item	3.	Legal Proceedings	38
Item	4.	Mine Safety Disclosures	40

PART II

Item	5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	40
Item	6.	Selected Financial Data	42
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	80
Item	8.	Financial Statements and Supplementary Data	83
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	149
Item	9A.	Controls and Procedures	149
Item	9B.	Other Information	149

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	149
Item	11.	Executive Compensation	150
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	151
Item	13.	Certain Relationships and Related Transactions, and Director Independence	151
Item	14.	Principal Accountant Fees and Services	152

PART IV

Item	15.	Exhibits and Financial Statement Schedules	152
Item	16.	Form 10-K Summary	157

PART I

ITEM 1.  BUSINESS.

GENERAL

BancorpSouth, Inc. (the “Company”) is a financial holding company incorporated in 1982.  Through its principal bank subsidiary, BancorpSouth Bank (the “Bank”), originally chartered in 1876, the Company conducts commercial banking and financial services operations in Alabama, Arkansas, Florida, Louisiana, Mississippi, Missouri, Tennessee, Texas and Illinois.  At December 31, 2016, the Company and its subsidiaries had total assets of $14.7 billion and total deposits of $11.7 billion.  The Company’s principal office is located at One Mississippi Plaza, 201 South Spring Street, Tupelo, Mississippi 38804, and its telephone number is (662) 680-2000.

The Company’s Internet website address is www.bancorpsouth.com.  The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge on its website on the Investor Relations webpage under the caption “SEC Filings” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).  The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file or furnish information electronically with the SEC at www.sec.gov.  The Company’s website and the information contained therein or linked thereto are not, and are not intended to be, incorporated into this Annual Report on Form 10-K (this “Report”).

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

The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anticompetitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on the Bank’s performance under the Community Reinvestment Act of 1977 (“CRA”), both of which are discussed below in more detail.

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

In addition, the Company is required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC under federal securities laws.  The common stock of the Company is listed on the New York Stock Exchange (“NYSE”) and such listing subjects the Company to compliance with the exchange’s requirements with respect to reporting and other rules and regulations.

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

For a bank holding company to be eligible to elect financial holding company status, the holding company must be both “well capitalized” and “well managed” under applicable regulatory standards, and all of its subsidiary banks also must be “well capitalized” and “well managed” and must have received at least a satisfactory rating on such institution’s most recent examination under the CRA. A financial holding company that continues to meet all of such requirements may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the Federal Reserve after-the-fact notice of the new activities.

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

On August 11, 2016, the FDIC notified the Bank that, in connection with the Bank’s entry into a Consent Order on June 29, 2016 (the “Consent Order”), with the United States Department of Justice and the Consumer Financial Protection Bureau to settle and resolve alleged violations of the Equal Credit Opportunity Act and the Fair Housing Act, the FDIC will be retroactively downgrading the Bank’s CRA rating from “Satisfactory” to “Needs to Improve,” effective as of the 2013 CRA evaluation. As a result of the retroactive downgrade of the Bank’s CRA rating, the Company and the Bank likely will be unable to obtain the necessary Federal Reserve or FDIC regulatory approvals to complete the two pending mergers with Ouachita Bancshares Corp. and Central Community Corporation and their respective affiliated banks until such time as the Bank’s CRA rating is improved to “Satisfactory.” The Company presently understands that the FDIC expects to complete its next CRA evaluation of the Bank during the first quarter of 2017; however, the

Company cannot make any assurances as to the timing or outcome of its next CRA evaluation.    For more information regarding the FDIC’s  retroactive downgrading of the Bank’s CRA rating, please refer to the Current Report on Form 8-K that was previously filed with the SEC on August 15, 2016 and that is incorporated by reference into this Report.

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

Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. The overall financial impact on the Company and its subsidiaries or the financial services industry generally cannot be anticipated at this time.  In addition, on February 3, 2017, President Trump signed an executive order calling for his administration to review existing U.S. Financial laws and regulations including the Dodd-Frank Act.  At this time, it is unclear if this executive order will result in any material changes to current laws and regulations applicable to the Company.

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

Basel III Capital Rules

On July 2, 2013, the Federal Reserve approved the final rule for BASEL III capital requirements (the “Basel III Capital Rules”) for all bank holding companies chartered in the United States. This rule was subsequently approved by the FDIC on July 9, 2013 and made applicable to the Bank. The major provisions of the new rule applicable to the Company and the Bank are:

•	The new rule implements higher minimum capital requirements, includes a new common equity Tier 1 capital 8

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

The transition period for implementation of the Basel III Capital Rules is January 1, 2015 through December 31, 2018.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal banking regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized,” and “critically under capitalized.”

An institution is deemed to be:

•

“well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a Tier 1 leverage ratio of 5.0% or greater, and a common equity Tier 1 capital ratio of 6.5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure;

•

“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, generally, a Tier 1 leverage ratio of 4.0% or greater, and a common equity Tier 1 capital ratio of 4.5% or greater, and the institution does not meet the definition of a “well capitalized” institution;

•	“under capitalized” if it does not meet the definition of an “adequately capitalized” institution;
•

“significantly under capitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, a Tier 1 leverage ratio that is less than 3.0%, and a common equity Tier 1 capital ratio that is less than 3.0%; and

•	“critically under capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.

Throughout 2016, the Bank’s regulatory capital ratios were in excess of the levels established for “well capitalized” institutions.

FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a cash dividend or paying any management fee to its holding company, if the depository institution would be “under capitalized” after such payment. “Under capitalized” institutions are subject to growth limitations and are required by the appropriate federal banking regulator to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan.

If an “under capitalized” institution fails to submit an acceptable plan, it is treated as if it is “significantly under capitalized.” “Significantly under capitalized” institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks.

 “Critically under capitalized” institutions may not, beginning 60 days after becoming “critically under capitalized,” make any payment of principal or interest on their subordinated debt. In addition, “critically under capitalized” institutions are subject to appointment of a receiver or conservator within 90 days of becoming so classified.

Under FDICIA, a depository institution that is not “well capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Bank is “well capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had no such brokered deposits at December 31, 2016.

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

Under the stress test regulations, the Company must conduct annual company-run stress tests using three macroeconomic scenarios (baseline, adverse, and severely adverse) provided no later than February 15 of each year by the Federal Reserve. The stress test projections are based on exposures as of December 31 for the current year and must cover a nine-quarter planning horizon that begins with the quarter ending on March 31 of the following year, and ends with the quarter ending on March 31 two years later. The Company must project losses, pre-provision net revenues, the balance sheet, risk-weighted assets, and capital for each quarter. Additionally, the Company must estimate adequate levels of allowance for loan and lease losses to cover credit risk that remains at the end of each quarter. The stress tests are forward-looking exercises conducted by financial institutions regulated by the Federal Reserve to help ensure that such institutions have sufficient capital to absorb losses and support operations during adverse economic conditions.

The outcome of the Federal Reserve’s analysis of the Company’s projected performance (to include capital, earnings, and balance sheet changes) will be used in supervision of the Company and will assist the Federal Reserve in assessing the Company’s risk profile and capital adequacy. The results of the stress test could hinder the Company’s ability to pay quarterly cash dividends to shareholders, repurchase stock and could also impact the Federal Reserve’s decisions regarding future acquisitions by the Company. The annual Company-run stress test must be conducted and results reported to the Federal Reserve by July  31, 2017 and publicly disclosed during the period October 15 through October 31, 2017.  For our stress test results visit our website at www.bancorpsouth.com on our Investor Relations webpage under the caption “Other Information.”

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

The final rules became effective on April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2015. On December 18, 2014, the Federal Reserve extended the period by which banking entities must bring certain activities into conformance with the restrictions of the Volcker Rule. Under the new extension, banking entities will have additional time to divest their ownership interests in or otherwise conform their activities with respect to legacy covered fund positions that were acquired before December 31, 2013. The initial extension lengthened the Volcker Rule conformance period for these purposes until July 21, 2016. Although the Federal Reserve is only empowered by the Dodd-Frank Act to extend the conformance period for one year at a time, the Federal Reserve in 2015 granted an additional one-year extension until July 21, 2017. While the Company is continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company or the Bank. The Company may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

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

For a discussion of the Company’s pending merger with Central Community Corporation and the Company’s pending merger with Ouachita Bancshares Corp., see “— Recent Acquisitions and Transaction Activity.”

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

In addition, all institutions with deposits insured by the FDIC must pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established as a financing vehicle for the Federal Savings & Loan Insurance Corporation. The assessment rate for the first quarter of fiscal 2017 is 0.58% of assets and is adjusted quarterly. These assessments will continue until the bonds mature in 2019.

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

For a discussion of the FDIC’s retroactive downgrading of the Bank’s CRA rating, see “— Regulation and Supervision - Financial Holding Company Status.”

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

Incentive Compensation

On May 16, 2016, the federal banking agencies invited public comment on a proposed rule to prohibit incentive-based compensation arrangements that encourage inappropriate risks at covered financial institutions. The proposed rules would apply to covered financial institutions with total assets of $1 billion or more. The requirements are tailored based on assets, and covered institutions would be divided into three categories:

• Level 1: institutions with assets of $250 billion and above;
• Level 2: institutions with assets of $50 billion to $250 billion; and
• Level 3: institutions with assets of $1 billion to $50 billion.

Much of the proposed rules would address requirements for senior executive officers and employees who are significant risk-takers at Level 1 and Level 2 institutions. All institutions that would be covered by the proposed rules would be required to annually document the structure of incentive-based compensation arrangements and retain those records for seven years. Boards of directors of covered institutions would be required to conduct oversight of the arrangements. All covered institutions would be subject to general prohibitions on incentive-based compensation arrangements that could encourage inappropriate risk-taking by providing excessive compensation or that could lead to a material financial loss.

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

Residential Consumer Lending

A portion of the Bank’s lending activities consists of the origination of fixed and adjustable rate residential mortgage loans secured by owner-occupied property located in the Bank’s primary market areas.  Home mortgage banking is unique in that a broad geographic territory may be served by originators working from strategically placed offices either within the Bank’s traditional banking facilities or from other locations.  In addition, the Bank offers construction loans, second mortgage loans and home equity lines of credit.

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

DEPOSITS

Deposits originating within the communities served by the Company continue to be its primary source of funding its earning assets.  At December 31, 2016, the Company and its subsidiaries had total deposits of $11.7 billion.

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

For more information regarding the Bank’s deposits, see “Management’s Discussion And Analysis of Financial Condition And Results Of Operations – Deposits and Other Interest Bearing Liabilities.”

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

In an effort to maintain the quality of the loan portfolio, management seeks to limit high-risk loans.  These loans include loans to provide initial equity and working capital to new businesses with no other capital strength, loans secured by unregistered stock, loans for speculative transactions in stock, land or commodity markets, loans to borrowers or the taking of collateral outside the Bank’s primary market areas, loans dependent on secondary liens as primary collateral and non-recourse loans.  To the extent risks are identified, additional precautions are taken in order to reduce the Bank’s risk of loss.  Commercial loans entail certain additional risks because they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio.  Further, because payment of these loans is usually dependent upon the successful operation of the commercial enterprise, the risk of loss with respect to these loans may increase in the event of adverse conditions in the economy.

The Board of Directors of the Bank focuses much of its efforts and resources, and that of the Bank’s management and lending officials, on loan underwriting and credit quality monitoring policies and practices.  Loan status and monitoring is handled through the Bank’s loan administration department.  Also, an independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance for credit losses.  Weak financial performance is identified and monitored using past due reporting, the internal loan rating system, loan review reports, the various loan committee functions and periodic asset quality rating committee meetings.  Senior loan officers have established a review process with the objective of identifying, evaluating and initiating necessary corrective action for problem loans.  The results of loan reviews are reported to the Credit Risk Committee of the Bank’s Board of Directors.  This process is an integral element of the Bank’s loan program.  Nonetheless, management maintains a cautious outlook in anticipating the potential effects of uncertain economic conditions (both locally and nationally) and the possibility of more stringent regulatory standards.

RECENT ACQUISITIONS AND TRANSACTION ACTIVITY

On January 21, 2014, the Company announced the signing of a definitive merger agreement with Central Community Corporation, headquartered in Temple, Texas, pursuant to which Central Community Corporation agreed to be merged with and into the Company. Central Community Corporation is the parent company of First State Bank Central Texas (“First State Bank”), which is headquartered in Austin, Texas. First State Bank operates 31 full-service banking offices in central Texas. Under the terms of the definitive agreement, the Company will issue approximately 7,250,000 shares of the Company’s common stock plus $28.5 million in cash for all outstanding shares of Central Community Corporation’s capital stock, subject to certain conditions and potential adjustments. The merger has been unanimously approved by the Board of Directors of each company and was approved by Central Community Corporation shareholders on April 24, 2014. The Company and Central Community Corporation entered into an extension of the merger effective on October 13, 2016, extending the merger agreement through December 31, 2017 to allow for additional time to obtain the necessary regulatory approvals and to satisfy all closing conditions. The merger agreement remains in effect until terminated by the Board of Directors of the Company or Central Community Corporation. The terms of the agreement provide for a minimum total deal value of $202.5 million but also allow Central Community Corporation to terminate the agreement if the average closing price of the Company’s common stock declines below a certain threshold prior to closing. The transaction is expected to close shortly after receiving all required regulatory approvals, although the Company can provide no assurance that the merger will close timely or at all.

On January 8, 2014, the Company announced the signing of a definitive merger agreement with Ouachita Bancshares Corp., parent company of Ouachita Independent Bank (collectively referred to as “OIB”), headquartered in Monroe, Louisiana, pursuant to which Ouachita Bancshares Corp. agreed to be merged with and into the Company. OIB operates 11 full-service banking offices along the I-20 corridor and has a loan production office in Madison, Mississippi. Under the terms of the definitive agreement, the Company will issue approximately 3,675,000 shares of the Company’s common stock plus $22.875 million in cash for all outstanding shares of Ouachita Bancshares Corp.’s capital stock, subject to certain conditions and potential adjustments. The merger has been unanimously approved by the Board of Directors of each company and was approved by Ouachita Bancshares Corp. shareholders on April 8, 2014. The Company and Ouachita Bancshares Corp. entered into an extension of the merger effective on October 13, 2016, extending the merger agreement through December 31, 2017 to allow for additional time to obtain the necessary regulatory approvals and to satisfy all closing conditions. The merger agreement remains in effect until terminated by the Board of Directors of the Company or Ouachita Bancshares Corp. The terms of the agreement provide for a minimum total deal value of $111.1 million but also allow Ouachita Bancshares Corp. to terminate the agreement if the average closing price of the Company’s common stock declines below a certain threshold prior to closing. The transaction is expected to close shortly after receiving all required regulatory approvals, although the Company can provide no assurance that the merger will close timely or at all.

For the most recent information regarding the status of the pending merger with Central Community Corporation and the status of the pending merger with Ouachita Bancshares Corp., please refer to the Current Report on Form 8-K that was previously filed with the SEC on October 14, 2016 and that is incorporated by reference into this Report.

EMPLOYEES

At December 31, 2016, the Company and its subsidiaries had approximately 3,998 full-time equivalent employees. The Company and its subsidiaries are not a party to any collective bargaining agreements and employee relations are considered to be good.  The Company is committed to a culture of respect, diversity, and inclusion in both its workplace and communities. To learn more, visit the Company’s Community Commitment page at www.bancorpsouth.com.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information follows concerning the executive officers of the Company:

Name	Offices Held	Age

James D. Rollins III	Chairman and Chief Executive Officer	58
	Director of the Company

Chris A. Bagley	President and Chief Operating Officer	56

William L. Prater	Senior Executive Vice President, Chief	56
	Financial Officer and Treasurer of the
	Company and Cashier of the Bank

W. James Threadgill, Jr.	Senior Executive Vice President and	62
	Chief Business Development Officer

Jeffrey W. Jaggers	Senior Executive Vice President and Chief Information Officer	54

Chuck Pignuolo	Senior Executive Vice President	61
	and General Counsel

James Ronald Hodges	Senior Executive Vice President and Chief	64
	Credit Officer

Cathy S. Freeman	Senior Executive Vice President and Chief	51
	Administrative Officer

None of the executive officers of the Company are related by blood, marriage or adoption to any other executive officer or to any of the Company’s directors or nominees for election at the 2017 Annual Meeting of Shareholders.  There are no arrangements or understandings between any of the executive officers and any other person pursuant to which any individual was or is to be selected as an executive officer. The executive officers of the Company are appointed by the Board of Directors at its first meeting following the Annual Meeting of Shareholders, and they hold office until the next annual meeting or until their successors are duly appointed and qualified.

Effective November 27, 2012, Mr. Rollins was appointed Chief Executive Officer of the Bank and the Company.  Prior to joining the Company, Mr. Rollins served as President and Chief Operating Officer of Prosperity Bancshares, Inc. for at least the preceding year.

Mr. Bagley has served as President and Chief Operating Officer since August 15, 2014.  Prior to joining the Company, Mr. Bagley was an executive officer and Chief Credit Officer of Prosperity Bancshares, Inc for at least the preceeding three years.

Mr. Prater has served as Treasurer and Chief Financial Officer of the Company and Executive Vice President, Chief Financial Officer and Cashier of the Bank for at least the past five years.  Mr. Prater was promoted to Senior Executive Vice President in 2014.  Mr. Prater will retire from the offices he holds with the Company and the Bank effective as of March 10, 2017.

Mr. Threadgill has served as Executive Vice President of the Company and Vice Chairman of the Bank for at least the past five years. In 2014, Mr. Threadgill was promoted to Senior Executive Vice President and Chief Business Development Officer.  Mr. Threadgill retired from the offices he held with the Company and the Bank effective as of January 2, 2017.

Mr. Jaggers was promoted to Senior Executive Vice President and Chief Information Officer effective January 2, 2017 upon Mr. Threadgill’s retirement.  Prior to being promoted Mr. Jaggers served as Executive Vice President and Chief Information Officer starting in 2012.  In 2012, Mr. Jaggers served as Senior Vice President of Operation Administration.

Mr. Pignuolo joined the Company as Senior Executive Vice President and General Counsel on October 20, 2014.  Prior to joining the bank, Mr. Pignuolo practiced law at Devlin and Pignuolo, PC for at least the preceding three years.

Mr. Hodges has served as Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of the Bank since September 2011.  Most recently, Mr. Hodges was promoted to Senior Executive Vice President and Chief Credit Officer in 2014.

Mrs. Freeman has served as Executive Vice President of the Company and the Bank for at least the past five years.  Most recently, Mrs. Freeman was promoted to Senior Executive Vice President in 2014.

BOARD OF DIRECTORS OF THE REGISTRANT

Information follows concerning the Board of Directors of the Company:

e
	Name	Occupation
	Gus J. Blass III	General Partner
Capital Properties, LLC
Little Rock, AR

	Shannon A. Brown	Chief HR and Diversity Officer
FedEx Express
Memphis, TN

James E. Campbell III	Chief Executive Officer
H+M Company, Inc.
Jackson, TN

Deborah Cannon	Retired
Houston, TX

W.G. “Mickey” Holliman Jr.	Managing Member
Five Star, LLC
Tupelo, MS

Warren A. Hood Jr.	Chairman and Chief Executive Officer
Hood Companies, Inc.
Hattiesburg, MS

Keith J. Jackson	President/Founder
P.A.R.K.
Little Rock, AR

Larry G. Kirk	Retired
Tupelo, MS

Guy W. Mitchell III	Attorney at Law
Mitchell, McNutt & Sams, PA
Tupelo, MS

Robert C. Nolan	Chairman
Deltic Timber Corporation
El Dorado, AR

Alan W. Perry	Attorney at Law
Bradley Arant Boult Cummings, LLP
Jackson, MS

James D. Rollins	Chairman and Chief Executive Officer
BancorpSouth, Inc. and BancorpSouth Bank
Tupelo, MS

Tom Stanton	Chairman and Chief Executive Officer
Adtran, Inc.
Huntsville, AL

CORPORATE INFORMATION

Corporate Headquarters

BancorpSouth

One Mississippi Plaza

201 South Spring Street

Tupelo, MS  38804

2017 Annual Meeting

9:00 a.m. (local time), April 26, 2017

BancorpSouth Corporate Headquarters

Fourth Floor

One Mississippi Plaza

201 South Spring Street

Tupelo, MS  38804

Shares of Common Stock

Listed on the NYSE

NYSE Symbol:  BXS

Transfer Agent and Registrar

Computershare

250 Royall Street

Canton, MA  02021

Tel: (800) 368-5948

Internet address: www.computershare.com

ITEM 1A.  RISK FACTORS.

Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “predict,” “foresee,” “may,” “might,” “will,” “would,” “should,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s trademarks, the Company’s ability to compete effectively, the effect of changes in laws, governmental regulations and legislative proposals affecting financial institutions, examinations by federal regulators, repurchase of mortgage loans, the impact of economic conditions in the Company’s market area and identification and resolution of credit issues, debit card revenues, the use of non-U.S. GAAP financial measures, the effect of certain claims, legal and administrative proceedings and pending litigation, reserves for troubled debt restructurings, diversification of revenue stream, the Company’s policy regarding asset quality, the Company’s policy regarding underwriting and lending practices, critical and significant accounting policies, allowance for credit losses, other real estate owned, impairment of goodwill, other-than-temporary impairment of securities, valuation of mortgage servicing rights, pension and other postretirement benefit amounts, net interest revenue, net interest margin, interest rate sensitivity, the impact of the historically low interest rate environment, credit quality, credit losses, determination of collateral fair value, analysis of guarantors, compliance with underwriting and/or appraisal standards, potential losses from representation and warranty obligations, the Company’s foreclosure process, inspection and review of construction, acquisition and development loans, maturity and renewal of construction, acquisition and development loans, deferred tax assets, unrecognized tax benefits, junior subordinated debt securities, capital resources, sources of liquidity and liquidity strategies, sources of maturing loans and investment securities, the Company’s ability to obtain funding, the ability to declare and/or pay dividends, credit losses from off-balance sheet commitments and arrangements, future acquisitions and consideration to be used therefore, the impact of recent accounting pronouncements, amortization expense of amortizable identifiable intangible assets, interest income, valuation of stock options, fair value of loans and leases, fair value of held-to-maturity and available-for-sale securities, maturities of available-for-sale securities, fair value of lending commitments, appraisal adjustments, concessions granted for troubled debt restructurings, value of investment securities, contributions to pension plans, related party transactions, impaired loans, non-performing loans and leases, non-accrual loans and leases, economic value of equity, future lease payments, the use of proceeds from underwritten public offerings of the Company’s common stock, deposits, the Company’s operating results and financial condition, the terms and closing of the proposed transactions with each of Ouachita Bancshares Corp. and Central Community Corporation, and amendments to the Company’s code of business conduct and ethics or waiver of a provision thereof.

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

RISKS RELATED TO OUR BUSINESS

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

In addition, certain European nations continue to experience varying degrees of financial stress. Despite various assistance packages, market concerns over the direct and indirect exposure of European banks and insurers to these European nations and each other have resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. Global financial markets have also experienced significant volatility as a result of economic and political instability in the wake of the referendum in the United Kingdom in June 2016 in which the majority of voters voted in favor of an exit from the European Union (“Brexit”). Following the vote on Brexit, stock markets worldwide experienced significant declines and certain currency exchange rates fluctuated substantially, and the outlook for the global economy in 2016 and beyond remains uncertain as negotiations commence to determine the future terms of the United Kingdom’s relationship with the European Union.  Thus, risks related to the European economic crisis and Brexit have had, and may continue to have, a negative impact on global economic activity and the financial markets.

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

The banking, insurance and financial services businesses are extremely competitive in our selected markets in Alabama, Arkansas, Florida, Louisiana, Mississippi, Missouri, Tennessee, Texas and Illinois. Certain of these competitors, many of which are well-established banks, credit unions, insurance agencies and other large financial institutions, have an advantage over us through substantially greater financial resources, lending limits and larger distribution networks, and are able to offer a broader range of products and services. Other competitors, many of which are smaller, are privately-held and thus benefit from greater flexibility in adopting or modifying growth or operational strategies than we do. If we fail to compete effectively for deposits, loans, leases and other banking customers in our markets, we could lose substantial market share, suffer a slower growth rate or no growth and our financial condition, results of operations and liquidity could be adversely affected.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on the liquidity of the Bank and/or the Company. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. A decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated could detrimentally impact our access to liquidity sources. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry generally.

Our profitability is dependent on our banking activities.

 Because we are a bank holding company, our profitability is directly attributable to the success of our Bank. Our banking activities compete with other banking institutions on the basis of products, service, convenience and price. Due in part to both regulatory changes and consumer demands, banks have experienced increased competition from other entities offering similar products and services. We rely upon the profitability of our Bank and dividends received from our Bank for, among other things, payment of our operating expenses, satisfaction of our obligations and payment of dividends on shares of our common stock. As is the case with other similarly situated financial institutions, our profitability will be subject to the fluctuating cost and availability of funds, changes in the prime lending rate and other interest rates, changes in economic conditions in general, and other factors.

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

Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our net interest income, these procedures may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan and lease origination volume, liquidity, and overall profitability. We cannot assure you that we can minimize our interest rate risk.

In addition, the Bank originates residential mortgage loans for sale and for our portfolio. The origination of residential mortgage loans is highly dependent on the local real estate market and the level of interest rates. Increasing interest rates tend to reduce the origination of loans for sale and fee income, which we report as gain on sale of loans. Decreasing interest rates generally result in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This typically leads to reinvestment at lower rates than the loans or securities were paying. Changes in market interest rates could also reduce the value of our financial assets. Our financial condition and results of operations could be adversely affected if we are unsuccessful in managing the effects of changes in interest rates.

If we do not properly manage our credit risk, our business could be seriously harmed.

There are substantial risks inherent in making any loan or lease, including, but not limited to:

•	risks resulting from changes in economic and industry conditions;
•	risks inherent in dealing with borrowers;
•	risks inherent from uncertainties as to the future value of collateral; and
•	the risk of non-payment of loans and leases.

Although we attempt to minimize our credit risk through prudent loan and lease underwriting procedures and by monitoring concentrations of our loans and leases, there can be no assurance that these underwriting and monitoring procedures will reduce these risks. Moreover, as we continue to expand into new markets, credit administration and loan and lease underwriting policies and procedures may need to be adapted to local conditions.  The inability to properly manage our credit risk or appropriately adapt our credit administration and loan and lease underwriting policies and procedures to local market conditions or changing economic circumstances could have an adverse effect on our allowance and provision for loan and lease losses and our financial condition, results of operations and liquidity.

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

We make loans to small-to-medium sized businesses that may not have the resources to weather a downturn in the economy, which could materially harm our operating results.

We make loans to privately-owned businesses, many of which are considered to be small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns, a sustained decline in commodity prices and other events that negatively impact our market areas could cause us to incur substantial credit losses that could negatively affect our results of operations and financial condition.

We make and hold in our portfolio real estate construction, acquisition and development loans, which are based upon estimates of costs and values associated with the completed project and which pose more credit risk than other types of loans typically made by financial institutions.

At December 31, 2016, we had a balance of $1.2 billion real estate construction, acquisition and development loans, representing 10.7% of our total loan portfolio. These real estate construction, acquisition and development loans have certain risks that are not present in other types of loans. The primary credit risks associated with real estate construction, acquisition and development loans are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential and commercial units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. Real estate construction, acquisition and development loans also involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, real estate construction, acquisition and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance and accrued interest on the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. The adverse effects of the foregoing matters upon our real estate construction, acquisition and development portfolio could necessitate a further increase in non-performing loans related to this portfolio and these non-performing loans may result in a material level of charge-offs, which may have a material adverse effect on our financial condition and results of operations. At December 31, 2016, non-accrual real estate construction, acquisition and development loans totaled $7.0 million.

We hold other real estate owned and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.

As our business necessitates, we foreclose on and take title to real estate serving as collateral for loans.  At December 31, 2016, we had $7.8 million of other real estate owned (“OREO”), compared to $14.8 million at December 31, 2015. At December 31, 2016, $4.5 million, or 57.7%, of the total OREO balance had been carried on the books for longer than one year.  As the properties held continue to age, we expect that future writedowns will become more likely and increase in amount.  Although declining over recent years, significant OREO balances have resulted in substantial noninterest expenses as we incur costs to manage, maintain and dispose of foreclosed properties. We expect that our earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with OREO assets and any unfavorable pricing in connection with the disposition of foreclosed properties. The expenses associated with holding a significant amount of OREO could have a material adverse effect on our results of operations and financial condition.

OREO is reported at the lower of cost or fair value, less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is charged to the allowance for credit losses. Subsequent valuation adjustments on the periodic revaluation of the property will result in additional charges, with a corresponding write-down expense. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as we have experienced during the past few years. In response to market conditions and other economic factors, we may utilize alternative sale strategies other than orderly disposition as part of our OREO disposition strategy, such as immediate liquidation sales. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of OREO.  A significant increase in the rate of foreclosures on real estate collateral with reported fair values less than the loan balances, a substantial additional decline in the value of our holdings of OREO or our failure to realize net proceeds from sales of substantial amounts of OREO equal to or greater than our reported values, or some combination of these, could have a material adverse effect on our financial condition.

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

Reductions in interchange fees and the effects of the Durbin Amendment may reduce our non-interest income.

An interchange fee is a fee merchants pay to the interchange network in exchange for the use of the network’s infrastructure and payment facilitation, and which is paid to debit, credit and prepaid card issuers, including to us, to compensate them for the costs associated with card issuance and operation. In the case of credit cards, this includes the risk associated with lending money to customers. Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. In particular, the Durbin Amendment limited the amount of interchange fees that may be charged for debit and prepaid card transactions and is applicable to financial institutions whose total assets exceed $10 billion.  As a result of implementing the lower debit card interchange fee structure imposed by the Durbin Amendment, the Bank’s electronic banking income decreased during 2012 but remained relatively stable in 2016, 2015 and 2014.  We can make no guarantee that the Bank’s electronic banking income will continue to remain stable in the future.

Recent events and actions, however, indicate a continuing focus on interchange fees by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are further reduced, our non-interest income from those fees will be reduced, which could have a material adverse effect on our business and results of operations. In addition, the payment card industry is subject to the operating regulations and procedures set forth by payment card networks, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees or the termination of our license to use the payment card networks, all of which could have a material adverse effect on our business, financial condition or results of operations.

The performance of our investment securities portfolio is subject to fluctuation due to changes in interest rates and market conditions, including credit deterioration of the issuers of individual securities.

 Changes in interest rates can negatively affect the performance of most of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond our control. Fluctuations in interest rates can materially affect both the returns on and market value of our investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

Our investment securities portfolio consists of a number of securities whose trading markets are “not active.” As a result, we utilize alternative methodologies for pricing these securities that include various estimates and assumptions. There can be no assurance that we can sell these investment securities at the price derived by these methodologies, or that we can sell these investment securities at all, which could have an adverse effect on our financial position, results of operation or liquidity.

We monitor the financial position of the various issues of investment securities in our portfolio, including each of the state and local governments and other political subdivisions where we have exposure. To the extent we have securities in our portfolio from issuers who have experienced a deterioration of financial condition, or who may experience future deterioration of financial condition, the value of such securities may decline and could result in an other-than-temporary impairment charge, which could have an adverse effect on our financial condition, results of operations and liquidity.

Our FDIC deposit insurance premiums and assessments may increase.

The deposits of our Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. High levels of bank failures since the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund following the financial crisis, the FDIC increased deposit insurance assessment rates and charged special assessments to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Our recent results may not be indicative of our future results.

 We may not be able to grow our business at the same rate of growth achieved in recent years or even grow our business at all. Additionally, in the future we may not have the benefit of several factors that have been favorable to our business in past years, such as an interest rate environment where changes in rates occur at a relatively orderly and modest pace, the ability to find suitable expansion opportunities and acquisition targets or other factors and conditions.

Numerous factors, such as weakening or deteriorating economic conditions, regulatory and legislative considerations, and competition may impede or restrict our ability to expand our market presence and could adversely affect our future operating results.

Diversification in types of financial services may adversely affect our financial performance.

As part of our business strategy, we may further diversify our lines of business into areas that are not traditionally associated with the banking business. As a result, we would need to manage the development of new business lines in which we have not previously participated. Each new business line would require the investment of additional capital and the significant involvement of our senior management to develop and integrate the service subsidiaries with our traditional banking operations. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations. We can provide no assurances that we will be able to develop and integrate new services without adversely affecting our financial performance.

We encounter technological change continually and have fewer resources than certain of our competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to serving clients better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our success will depend in part on our ability to address our clients’ needs by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Certain of our competitors have substantially greater resources to invest in technological improvements than us, and in the future, we may not be able to implement new technology-driven products and services timely, effectively or at all or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change affecting the financial services industry could impair our ability to retain or acquire new business and could have an adverse effect on our business, financial position, results of operations and liquidity.

We are subject to a variety of systems-failure and cyber security risks that could adversely affect our business and financial performance.

Our internal operations are subject to certain risks, including, but not limited to, information systems failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts, data piracy or natural disasters.  We maintain a system of internal controls and security to mitigate the risks of many of these occurrences and maintain insurance coverage for certain risks.  However, should an event occur that is not prevented or detected by our internal controls, and is uninsured against or in excess of applicable insurance limits, such occurrence could have an adverse effect on our business, financial condition, results of operations and liquidity.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon the ability to protect our computer equipment against damage from fire, severe storm, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure of our computer systems or network infrastructure that causes an interruption in operations could have an adverse effect on our financial condition, results of operations and liquidity.

In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure against damage from physical break-ins, security breaches and other disruptive problems caused by Internet users or other users. Computer break-ins and other disruptions could jeopardize the security of information stored in and transmitted through our computer systems and networks, which may result in significant liability and reputation risk to us, and may deter potential customers. Although we, with the help of third-party service providers, intend to continue to actively monitor and, where necessary, implement improved security technology and develop additional operational procedures to prevent damage or unauthorized access to our computer systems and network, there can be no assurance that these security measures or operational procedures will be successful. In addition, new developments or advances in computer capabilities or new discoveries in the field of cryptography could enable hackers or data pirates to compromise or breach the security measures we use to protect customer data. Any failure to maintain adequate security over our customers’ personal and transactional information could expose us to reputational risk or consumer litigation, and could have an adverse effect on our financial condition, results of operations and liquidity.

Our risk and exposure to cyber attacks and other information security breaches remain heightened because of, among other things, the evolving nature of these threats and the prevalence of Internet and mobile banking. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that customers use to access our products and services, could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, including litigation expense and/or additional compliance costs, any of which could materially and adversely affect our business, results of operations or financial condition.

We may not be able to protect our intellectual property, and we may be subject to claims of third-party intellectual property rights.

 If we are unable to protect our intellectual property and proprietary technology, our competitors may be able to duplicate our technology and products. To the extent that we do not effectively protect our proprietary intellectual property through patents or other means, other parties, including former employees, with knowledge of our intellectual property may seek to exploit our intellectual property for their own or others’ advantage. In addition, we may unintentionally infringe on claims of third-party patents, and we may face intellectual property challenges from other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. Third-party intellectual rights, valid or not, may also impede our deployment of the full scope of our products and service capabilities in all of the market areas in which we operate or market our products and services. The intellectual property of an acquired business may be an important component of the value that we agree to pay for such a business. Such acquisitions, however, are subject to the risks that the acquired business may not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent on licenses from third parties, that the acquired business infringes on the intellectual property rights of others, or that the technology does not have the acceptance in the marketplace that we may have anticipated.

We may be adversely affected by the failure of certain third-party vendors to perform.

We rely upon certain third-party vendors to provide products and services necessary to maintain our day-to-day operations. These third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. Although we have selected these third-party vendors carefully, it does not control their actions. Accordingly, our operations are exposed to the risk that these vendors might not perform in accordance with applicable contractual arrangements or service level agreements. Any complications caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to provide services. Furthermore, our vendors could also be sources of operational and information security risk, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Problems caused by external vendors could be disruptive to our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations. We maintain a system of policies and procedures designed to monitor vendor risks, [including, among other things, (i) changes in the vendor’s organizational structure, (ii) changes in the vendor’s financial condition, (iii) changes in existing products and services or the introduction of new products and services, and (iv) changes in the vendor’s support for existing products and services.  While we believe these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with applicable contractual arrangements or service level agreements could be disruptive to our operations, which could have a material adverse effect on our financial condition and results of operations.

Our business may be adversely affected by security breaches at third parties.

Our customers interact with their own and other third-party systems, which pose operational risks to us. We may be adversely affected by data breaches at retailers and other third parties who maintain data relating to our customers that involve the theft of customer data, including the theft of customers’ debit card, credit card, wire transfer and other identifying and/or access information used to make purchases or payments at such retailers and to other third parties. Despite third-party security risks that are beyond our control, we offer our customers protection against fraud and attendant losses for unauthorized use of debit and credit cards in order to stay competitive in the marketplace. Offering such protection to customers exposes us to significant expenses and potential losses related to reimbursing our customers for fraud losses, reissuing the compromised cards and increased monitoring for suspicious activity. In the event of a data breach at one or more retailers of considerable magnitude, our business, financial condition and results of operations may be adversely affected.

Our earnings could be adversely impacted by incidences of fraud and compliance failures that are not within our direct control.

Financial institutions are inherently exposed to fraud risk. A fraud can be perpetrated by a customer of the Bank, an employee, a vendor or members of the general public. We are most subject to fraud and compliance risk in connection with the origination of loans, automated clearing house transactions, ATM transactions and checking transactions. Our largest fraud risk, associated with the origination of loans, includes the intentional misstatement of information in property appraisals or other underwriting documentation provided to us by third parties. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or we may fund a loan that it would not have funded or on terms it would not have extended. Whether a misrepresentation is made by the applicant or another third party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the monetary losses we may suffer. Accordingly, the compliance risk is that loans are not originated in compliance with applicable laws and regulations and our standards. There can be no assurance that we can prevent or detect acts of fraud or violation of law or our compliance standards by the third parties that we deal with. Repeated incidences of fraud or compliance failures could adversely impact the performance of our loan portfolio.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. As a result, defaults by, or rumors or questions about, one or more financial services institutions, or the financial services industry generally, may result in market-wide liquidity problems and could lead to losses or defaults by such other institutions. Such occurrences could expose us to credit risk in the event of default of one or more counterparties and could have a material adverse effect on our financial position, results of operations and liquidity. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure owed to us. Any such losses could have a material adverse effect on our financial condition and results of operations.

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

We are involved in legal proceedings and government investigations and may be the subject of additional litigation and investigations in the future; the actual cost of legal proceedings may exceed our accruals for them.

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

We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against us, our directors, management or employees, including remedies or damage awards. On at least a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims (which are not considered incidental to the ordinary conduct of our business) utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable we will incur a loss and the amount can be reasonably estimated, we establish an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings and the potential loss, however, may turn out to be substantially higher than the amount accrued. Further, our insurance may not cover all litigation, other proceedings or claims, or the costs of defense. While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-related expense we have accrued is adequate and that any incremental liability arising from pending legal proceedings, including class action litigation, and threatened claims and those otherwise arising in the ordinary course of business, will not have a material adverse effect on our business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for any lawsuit or investigation in which we or our subsidiaries are involved, which may have a material adverse  effect on  our business or our results of operations for one or more quarterly reporting periods.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition  - Certain Litigation and Other Contingencies” for more information regarding material pending legal proceedings and ongoing government investigations.

We may be subject to claims and litigation pertaining to fiduciary responsibility.

From time to time as part of our normal course of business, customers may make claims and take legal action against us based on actions or inactions related to the fiduciary responsibilities of our Bank’s wealth management department. If such claims and legal actions are not resolved in a manner favorable to us, they may result in financial liability and/or adversely affect our market perception or our products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We may be subject to claims and litigation asserting lender liability.

From time to time, and particularly during periods of economic stress, customers, including real estate developers, may make claims or otherwise take legal action pertaining to performance of our responsibilities. These claims are often referred to as “lender liability” claims and are sometimes brought in an effort to produce or increase leverage against us in workout negotiations or debt collection proceedings. Lender liability claims frequently assert one or more of the following allegations: breach of fiduciary duties, fraud, economic duress, breach of contract, breach of the implied covenant of good faith and fair dealing, and similar claims. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a favorable manner, they may result in significant financial liability and/or adversely affect our market perception, products and services, as well as potentially affecting customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and liquidity.

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

In January 2014, we entered into separate definitive merger agreements with each of Ouachita Bancshares Corp., pursuant to which Ouachita will merge with and into us, and Central Community Corporation, pursuant to which CCC will merger with and into us (collectively, the “Proposed Mergers”).  For more information regarding the Proposed Mergers, please refer to “Recent Acquisitions and Transaction Activity” above and to the Current Report on Form 8-K that we filed with the SEC on October 14, 2016 which is incorporated herein by reference.  We cannot offer any assurances as to the terms, timing and closings of the Proposed Mergers.

There can be no assurance that we will be able to identify, negotiate, finance or consummate potential acquisitions successfully, including, without limitation, the Proposed Mergers, or, if consummated, integrate such acquisitions with our current business.

We could be required to write down goodwill and other intangible assets.

When we acquire a business, a portion of the purchase price of the acquisition is generally allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2016, our goodwill and other identifiable intangible assets were $300.8 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired.  Our annual goodwill impairment evaluation performed during the fourth quarter of 2016 indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

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

The market for acquisitions remains highly competitive.  Accordingly, we cannot assure you that appropriate growth opportunities will continue to exist, that we will be able to acquire banks, insurance agencies, bank holding companies and/or financial holding companies that satisfy our criteria or that any such acquisitions will be on terms favorable to us. To the extent that we are unable to find suitable acquisition candidates, an important component of our growth strategy may be lost.

In addition, acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect our organization. We may not be able to complete future acquisitions; and, if completed, we may not be able to successfully integrate the operations, management, products and services of the entities that it acquires and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. Our inability to find suitable acquisition candidates and failure to successfully integrate the entities we acquire into our existing operations may increase our operating costs significantly and adversely affect our business and earnings.

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

If we are unable to manage its growth effectively, its operations could be negatively affected.

If we experience growth in the future, we could face various risks and difficulties, including:

•	finding suitable markets for expansion;
•	finding suitable candidates for acquisition;
•	attracting funding to support additional growth;
•	maintaining asset quality;
•	attracting and retaining qualified management; and
•	maintaining adequate regulatory capital.

In addition, in order to manage our growth and maintain adequate information and reporting systems within our organization, we must identify, hire and retain additional qualified associates, particularly in the accounting and operational areas of our business.

If we do not manage our growth effectively, our business, financial condition, results of operations and future prospects could be negatively affected, and we may not be able to continue to implement our business strategy and successfully conduct our operations.

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

There may be risks resulting from the use of models in our business.

We rely on quantitative models to measure risks and to estimate certain financial values.  Models may be used in such processes as determining the pricing of various products, assessing potential acquisition opportunities, developing presentations made to market analysts and others, creating loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, conducting capital stress testing, calculating regulatory capital levels and estimating the fair value of financial instruments and balance sheet items.  These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances.  Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.  If models for determining interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures.  If models for determining probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs.  If models to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments.  Any such failure in the analytical or forecasting models could have a material adverse effect on our financial condition or results of operations.

Also, information we provide to our regulators based on poorly designed or implemented models could be inaccurate or misleading.  Certain decisions that the regulators make, including those related to dividends to our shareholders, could be adversely affected due to the regulator’s perception that the quality of our models used to generate the relevant information is insufficient.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of accounting principles generally accepted in the United States (“GAAP”), which are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by FASB. Market conditions have prompted accounting standard setters to promulgate new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. The impact of accounting developments that have been issued but not yet implemented is disclosed in our annual reports on Form 10-K and our quarterly reports on Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material effect on our financial condition and results of operations.

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

Hurricanes, tornados, tropical storms or other adverse weather events could negatively affect local economies where we maintain branch offices or cause disruption or damage to our branch office locations, which could have an adverse effect on our business or results of operations.

We have operations in Alabama, Florida, Louisiana, Mississippi and Texas, which include areas susceptible to hurricanes, tornados or tropical storms. Such weather conditions can disrupt our operations, result in damage to our branch office locations or negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage caused by future hurricanes, tornados, tropical storms or other adverse weather events will affect our operations or the economies in our market areas, but such weather conditions could result in a decline in loan originations and an increase in the risk of delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of devastating hurricanes, tornados, tropical storms or other adverse weather events.

We depend upon key personnel and we may not be able to retain them nor to attract, assimilate and retain highly qualified employees in the future.

Our success depends in significant part upon the continued service of our senior management team and our continuing ability to attract, assimilate and retain highly qualified and skilled managerial, product development, lending, marketing and other personnel. We have an experienced senior management team and other key personnel that our board of directors believes is capable of managing and growing our business. The loss of the services of any members of our senior management or other key personnel or the inability to hire or retain qualified personnel in the future could adversely affect our business, results of operations and financial condition.

RISKS ASSOCIATED WITH OUR INDUSTRY

Our operations are subject to extensive governmental regulation and supervision.

We elected to be a financial holding company pursuant to the GLBA and the Bank Holding Company Act. The Bank is a Mississippi state banking corporation. Both the Company and the Bank are subject to extensive governmental regulation, supervision, legislation and control. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These laws and regulations limit the manner in which we operate, including the amount of loans we can originate, interest we can charge on loans and fees we can charge for certain services. See “Item 1. Business - Regulation and Supervision” included herein for more information regarding regulatory burden and supervision.

The Company and the Bank are currently well capitalized under applicable guidelines.  Our business could be negatively affected, however, if the Company or the Bank fails to remain well capitalized.  For example, because the Bank and its subsidiaries are well capitalized and we qualify as a financial holding company, we are permitted to engage in a broader range of activities than are permitted to a bank holding company.  Loss of financial holding company status would require that we either cease these broader activities or divest certain of the Bank’s subsidiaries if we desire to continue such activities.  As of December 31, 2016, we have no such activities.

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

Consumers may decide not to use community banks to complete their financial transactions.

Technology and other changes are allowing parties to complete, through alternative methods, financial transactions that historically have involved community banks. For example, consumers can now maintain funds that would have historically been held as local bank deposits in brokerage accounts, mutual funds with an Internet-only bank, or with virtually any bank in the country through online banking. Consumers can also complete transactions such as purchasing goods and services, paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower-cost deposits as a source of funds could have an adverse effect on our financial condition, results of operations and liquidity.

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

Pursuant to its authority, in January 2013, the CFPB issued final regulations governing primarily consumer mortgage banking. One rule imposes additional requirements on lenders, including rules designed to require lenders to ensure borrowers’ ability to repay their mortgages. The CFPB also finalized a rule applicable to escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act. The CFPB also issued final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing. In November 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, compliance with which was required by October 3, 2015.

On June 29, 2016, the Bank, the CFPB and the DOJ agreed to a settlement set forth in a consent order (the “Consent Order”) related to the joint investigation by the CFPB and the DOJ of the Bank’s fair lending program during the period between January 1, 2011 and December 31, 2013.  For additional information regarding the Consent Order, see our Current Report on Form 8-K that was filed with the SEC on June 29, 2016 and that is incorporated herein by reference.  The Consent Order was signed by the United States District Court for the Northern District of Mississippi (the “District Court”) on July 25, 2016.

The Bank is operating under the Consent Order, and its failure to comply with the Consent Order could materially and adversely affect our business.

The Bank is operating under the Consent Order.    Our Board of Directors and senior management team have been working diligently to comply with the Consent Order and believe that they have allocated sufficient resources to address the corrective actions required by the DOJ and CFPB. Compliance with and resolution of the Consent Order will ultimately be determined by the DOJ and CFPB.  The Bank’s failure to comply with the Consent Order and to successfully implement its requirements may result in additional regulatory action, including civil money penalties against the Bank and its officers and directors or enforcement of the Consent Order through court proceedings, which could have a material and adverse effect on our business, results of operations, financial condition, cash flows and stock price.

RISKS ASSOCIATED WITH OUR COMMON STOCK

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

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay. For example, under guidance issued by the Federal Reserve, as a bank holding company, we are required to consult with the Federal Reserve before declaring dividends and are to consider eliminating, deferring or reducing dividends if (1) our net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (2) our prospective rate of earnings retention is not consistent with our capital needs and overall current and prospective financial condition, or (3) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available on favorable terms when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance any acquisitions or we may otherwise elect or be required to raise additional capital. As a publicly-traded company, a likely source of additional funds is the capital markets, accomplished generally through the issuance of equity, including common stock, preferred stock, warrants, depository shares, rights, purchase contracts or units, and the issuance of senior or subordinated debt securities. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot provide assurance of our ability to raise additional capital if needed or to be able to do so on terms acceptable to us. Any occurrence that may limit its access to the capital markets, such as a decline in the confidence of investors, depositors of the Company or counterparties participating in the capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. If we cannot raise additional capital on favorable terms when needed, it may have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The physical properties of the Company are held as follows:     The main office is located at One Mississippi Plaza, 201 South Spring Street in the central business district of Tupelo, Mississippi in a seven-floor, modern, glass, concrete and steel office building owned by the Bank.  The Bank occupies approximately 88%  of the space, with the remainder leased to various unaffiliated tenants.    The Bank also owns other buildings that provide space for computer operations, lease servicing, mortgage banking, warehouse needs and other general purposes.    In addition to the facilities the Bank owns, 59 branch-banking,  mortgage banking, insurance and operational facilities are occupied under leases with unexpired terms ranging from one to nine years.  Management considers all of the Bank’s owned buildings and leased premises to be in good condition.  None of the Company’s properties is subject to any material encumbrances.

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-related expense of $3.5 million accrued as of December 31, 2016, which excludes amounts reserved for regulatory settlement expenses discussed below, is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular fiscal period or periods.

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

Litigation was successfully concluded in a putative derivative action filed in August 2011 in the Circuit Court of Lee County, Mississippi against certain current and past executive officers and members of the Company’s Board of Directors. In February 2015 the plaintiff appealed the lower Court’s dismissal of the case and on April 14, 2016 the Mississippi Supreme Court affirmed the lower Court’s decision.  The period for petitioning for a rehearing by the Mississippi Supreme Court elapsed and the Court issued its Mandate on May 5, 2016.

On July 31, 2014, the Company, its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint was subsequently amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the District Court granted in part and denied in part the defendants’ motion to dismiss and dismissed the claims concerning the Company’s expectations about the closing of the mergers.  Class certification was granted by the District Court on April 21, 2016, and a petition for immediate appeal of the class certification was filed and was granted.  Class certification was vacated by the U.S. Sixth Circuit Court of Appeals, and the case was remanded to the District Court for further proceedings.  The plaintiff seeks an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the District Court may deem just and proper.  At this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company as it is uncertain whether the lead Plaintiff will be successful in certifying a class on its second attempt and the exact amount of damages (should the District Court grant class certification again) is uncertain.  Although it is not possible to predict the ultimate resolution or financial liability with respect to the litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

On June 29, 2016, the Bank, the CFPB and the DOJ agreed to a settlement set forth in a consent order (the “Consent Order”) related to the joint investigation by the CFPB and the DOJ of the Bank’s fair lending program during the period between January 1, 2011 and December 31, 2013.  The Consent Order was signed by the United States District Court for the Northern District of Mississippi (the “District Court”) on July 25, 2016.  In the first quarter of 2016, the Bank reserved $13.8 million to cover costs related to this matter, $10.3 million of which was reflected as regulatory settlement expense and $3.5 million of which was included in other noninterest expense.  The settlement of this matter did not have a material financial impact on the second,  third or fourth quarter 2016 financial results.  For additional information regarding the terms of this settlement and the Consent Order, see the signed Consent Order and the Company’s Current Report on Form 8-K filed on June 29, 2016 which is incorporated into this Report by reference.

ITEM  4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON STOCK

The common stock of the Company trades on the NYSE under the symbol “BXS.”  The following table sets forth, for the quarters indicated, the range of sale prices of the Company’s common stock as reported on the NYSE:

		High	Low
2016	Fourth	$ 31.75	$ 22.23
	Third	25.09	20.98
	Second	24.18	20.19
	First	23.64	18.69

2015	Fourth	$ 27.23	$ 22.44
	Third	26.54	22.09
	Second	26.68	22.83
	First	23.68	19.64

HOLDERS OF RECORD

As of February 16, 2017,  there were 7,330 shareholders of record of the Company’s common stock.

DIVIDENDS

The Company declared cash dividends each quarter in an aggregate annual amount  of $0.45  and $0.35 per share during 2016 and 2015, respectively.  Future dividends, if any, will vary depending on the Company’s profitability, anticipated capital requirements and applicable federal and state regulations.    The Company is further restricted by the Federal Reserve’s authority to limit or prohibit the payment of dividends, as outlined in Supervisory Release 09-4 and the FDIC’s authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends.  There can be no assurance that the Federal Reserve Bank, the FDIC or other regulatory bodies will not limit or prohibit future dividends.  See “Item 1. Business – Regulation and Supervision” included herein for more information on restrictions and limitations on the Company’s ability to pay dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company had repurchases of shares of common stock during the quarter ended December 31, 2016 as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased (1)	Paid per Share	or Programs (1)	or Programs (1)
October 1-October 31	436,541	$ 22.91	436,541	6,011,940
November 1- November 30	-	-	-	6,011,940
December 1- December 31	-	-	-	6,011,940
Total	436,541

(1) On December 11, 2014, the Company announced a stock repurchase program pursuant to which the Company could purchase up to 5.8 million shares of its common stock during the period between December 11, 2014 and November 30, 2016.  On January 21, 2016, the Company announced the termination of this stock repurchase program, under which the Company had repurchased 2,882,000 shares of common stock, and the initiation of a new stock repurchase program pursuant to which the Company may purchase up to 7 million shares of its common stock during the period between January 27, 2016 and December 29, 2017.  On July 25, 2016, the Company adopted a Rule 10b5-1 plan in connection with this stock repurchase program.  In October 2016, 436,541 shares were repurchased under the current stock repurchase program

STOCK PERFORMANCE GRAPH

The graph below compares the annual percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Index and the KBW Bank Index for a period of five years.  The graph assumes an investment of $100 in the Company’s common stock and in each respective index on December 31, 2011 and reinvestment of dividends on the date of payment without commissions.  The KBW Bank Index is a modified cap-weighted index consisting of 24 exchange-listed National Market System stocks, representing national money center banks and leading regional institutions.  The performance graph represents past performance and should not be considered to be an indication of future performance.

*This stock performance graph and related information are neither “soliciting material” nor “filed’ with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent the Company specifically incorporates it by reference to such filing.

ITEM 6. SELECTED FINANCIAL DATA.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Selected Financial Information” for the Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company is a regional financial holding company with $14.7 billion in assets headquartered in Tupelo, Mississippi.  The Company’s wholly-owned banking subsidiary has commercial banking operations in Alabama, Arkansas, Florida, Louisiana, Mississippi, Missouri, Tennessee and Texas.  The Bank and its insurance agency subsidiary provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.  The Bank’s insurance agency subsidiary also operates an office in Illinois.

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

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry.  The Company was not immune to such pressures and the economic downturn had a negative impact on the Company and its customers in all of the markets that it serves.  However, the Company’s financial condition remained stable during 2016, as reflected by decreases in the allowance for credit losses and increases in loans and leases, while total non-performing assets (“NPAs”) and criticized loans remained stable.

Management believes that the Company is better positioned with respect to overall credit quality as evidenced by the stable credit quality metrics when comparing December 31, 2016 to December 31, 2015.  Management believes, however, that future weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.

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

SELECTED FINANCIAL INFORMATION
	At or for the Year Ended December 31,
	2016	2015	2014	2013	2012
Earnings Summary:	(Dollars in thousands, except per share amounts)
Interest revenue	$ 483,179	$ 464,378	$ 450,257	$ 449,507	$ 486,424
Interest expense	29,727	28,696	33,595	50,558	71,833
Net interest revenue	453,452	435,682	416,662	398,949	414,591
Provision for credit losses	4,000	(13,000)	-	7,500	28,000
Net interest revenue, after
provision for credit losses	449,452	448,682	416,662	391,449	386,591
Noninterest revenue	279,030	277,968	269,146	275,066	280,149
Noninterest expense	532,038	539,911	518,406	534,849	549,193
Income before income taxes	196,444	186,739	167,402	131,666	117,547
Income tax expense (benefit)	63,716	59,248	50,652	37,551	33,252
Net income	$ 132,728	$ 127,491	$ 116,750	$ 94,115	$ 84,295

Balance Sheet - Year-End Balances:
Total assets	$ 14,724,388	$ 13,798,662	$ 13,326,369	$ 13,029,733	$ 13,397,198
Total securities	2,531,676	2,082,329	2,156,927	2,466,989	2,434,032
Loans and leases, net of unearned income	10,811,991	10,372,778	9,712,936	8,958,015	8,636,989
Total deposits	11,688,141	11,331,161	10,972,339	10,773,836	11,088,146
Long-term debt	530,000	69,775	78,148	81,714	33,500
Total shareholders' equity	1,723,883	1,655,444	1,606,059	1,513,130	1,449,052

Balance Sheet - Average Balances:
Total assets	14,226,953	13,583,715	13,034,800	13,068,568	13,067,276
Total securities	2,193,937	2,180,117	2,323,695	2,561,918	2,490,898
Loans and leases, net of unearned income	10,557,103	9,995,005	9,308,680	8,671,441	8,719,399
Total deposits	11,520,186	11,149,567	10,734,843	10,877,366	10,936,694
Long-term debt	313,979	72,900	83,189	53,050	33,500
Total shareholders' equity	1,701,052	1,654,028	1,581,870	1,478,429	1,413,667

Common Share Data:
Basic earnings per share	$1.41	$1.33	$1.22	$0.99	$0.90
Diluted earnings per share	1.41	1.33	1.21	0.99	0.90
Cash dividends per share	0.45	0.35	0.25	0.12	0.04
Book value per share	18.40	17.58	16.69	15.89	15.33
Tangible book value per share	14.95	14.27	13.40	12.60	12.23
Dividend payout ratio	31.94	26.31	20.61	12.12	4.44

Financial Ratios:
Return on average assets	0.93%	0.94%	0.90%	0.72%	0.65%
Return on average shareholders' equity	7.80%	7.71%	7.38%	6.37%	5.96%
Total shareholders' equity to total assets	11.71%	12.00%	12.05%	11.61%	10.82%
Tangible shareholders' equity to tangible assets	9.73%	9.96%	9.92%	9.44%	8.83%
Net interest margin-fully taxable equivalent	3.52%	3.57%	3.59%	3.43%	3.57%

Credit Quality Ratios:
Net charge-offs to average loans and leases	0.06%	0.03%	0.12%	0.22%	0.67%
Provision for credit losses to average loans and leases	0.04%	-0.13%	0.00%	0.09%	0.32%
Allowance for credit losses to net loans and leases	1.14%	1.22%	1.47%	1.71%	1.90%
Allowance for credit losses to NPLs	121.50%	133.23%	198.57%	127.27%	70.42%
Allowance for credit losses to NPAs	112.84%	115.30%	134.74%	80.76%	48.83%
NPLs to net loans and leases	0.94%	0.92%	0.74%	1.34%	2.70%
NPAs to net loans and leases	1.01%	1.06%	1.09%	2.12%	3.90%

Capital Ratios:
Common Equity Tier 1 capital	12.23%	12.07%	NA	NA	NA
Tier 1 capital	12.34%	12.27%	13.27%	12.99%	13.77%
Total capital	13.38%	13.37%	14.52%	14.25%	15.03%
Tier 1 leverage capital	10.32%	10.61%	10.55%	9.93%	10.25%

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

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Tangible Assets:
Total assets	$ 14,724,388	$ 13,798,662	$ 13,326,369	$ 13,029,733	$ 13,397,198
Less: Goodwill	300,798	291,498	291,498	286,800	275,173
Identifiable intangible assets	21,894	20,545	24,508	26,079	17,329
Total tangible assets	$ 14,401,696	$ 13,486,619	$ 13,010,363	$ 12,716,854	$ 13,104,696

Tangible Shareholders' Equity:
Total shareholders' equity	$ 1,723,883	$ 1,655,444	$ 1,606,059	$ 1,513,130	$ 1,449,052
Less: Goodwill	300,798	291,498	291,498	286,800	275,173
Identifiable intangible assets	21,894	20,545	24,508	26,079	17,329
Total tangible shareholders'
equity	$ 1,401,191	$ 1,343,401	$ 1,290,053	$ 1,200,251	$ 1,156,550

Total shares outstanding	93,696,687	94,162,728	96,254,903	95,231,691	94,549,867

Tangible shareholders' equity to
tangible assets	9.73%	9.96%	9.92%	9.44%	8.83%

Tangible book value per share	$ 14.95	$ 14.27	$ 13.40	$ 12.60	$ 12.23

FINANCIAL HIGHLIGHTS

 The Company reported net income of $132.7 million for 2016 compared to $127.5 million for 2015 and $116.8 million for 2014.  A factor contributing to the increase in net income in 2016 and 2015 was the increase in net interest revenue, as net interest revenue was $453.5 million in 2016 compared to $435.7 million in 2015 and $416.7 million in 2014.  The increase in net interest revenue is a result of the increase in loan and lease revenue more than offsetting the increase in interest expense associated with interest bearing demand and savings deposits and long-term debt.  Another factor contributing to the increase in net income in 2015 compared to 2014 was the decreased provision for credit losses as there was a $13.0 million negative provision in 2015 compared to no provision in 2014.

The primary source of revenue for the Company is net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue for 2016 was $453.5 million, compared to $435.7 million for 2015 and $416.7 million for 2014.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  One of the Company’s long-term objectives is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The 4.1% increase in net interest revenue in 2016 compared to 2015 was a result of the increase in interest revenue related to loans and leases due to the increasing loan portfolio.  The 4.6% increase in net interest revenue in 2015 compared to 2014 was primarily a result of the increase in interest revenue related to loans and leases due to the increasing loan portfolio coupled with the decrease in interest expense related to the decrease in rates paid on interest-bearing liabilities.  Rates paid on interest bearing liabilities decreased as a result of reduced average balances and rates on other time deposits.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage banking operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.   Noninterest revenue for 2016 was $279.0 million, compared to $278.0 million for 2015 and $269.1 million for 2014.  One of the primary contributors to the increase in noninterest revenue from 2015 to 2016 was the increase in mortgage banking revenue to $41.7 million in 2016 compared to $35.5 million in 2015.  The increase in mortgage banking revenue was primarily related to the increase in mortgage originations.  Mortgage origination volume increased by approximately $211.6 million in 2016 to $1.7 billion from $1.4 billion in 2015.  The increased level of mortgage origination volume resulted in an increase in origination revenue to $30.2 million in 2016 from $26.4 million in 2015. The increase in mortgage banking revenue in 2016 compared to 2015 was also affected by the change in fair value of mortgage servicing rights (“MSRs”).  The fair value of MSRs increased $1.5 million in 2016 compared to a decrease of $1.2 million in 2015.  One of the primary contributors to the increase in noninterest revenue from 2014 to 2015 was the increase in mortgage lending revenue to $35.5 million in 2015 compared to $22.7 million in 2014.  The increase in mortgage lending revenue in 2015 compared to 2014 was primarily affected by the change in fair value of MSRs.  The fair value of MSRs decreased $1.2 million in 2015 compared to a decrease of $6.4 million in 2014.  The increase in mortgage lending revenue was also related to the increase in mortgage originations.  Mortgage origination volume increased by approximately $390.3 million in 2015 to $1.4 billion from $1.1 billion in 2014.  The increased level of mortgage origination volume resulted in an increase in origination revenue to $26.4 million in 2015 from $18.4 million in 2014.

Other noninterest revenue fluctuations in 2016 compared to 2015 and 2015 compared to 2014 included the decrease in deposit service charges of 7.4% in 2016 compared to 2015 and 7.6% in 2015 compared to 2014 resulting from modifications made on the calculation and assessment of overdraft fees during 2016 and 2015.  Insurance commissions remained relatively stable, only decreasing 0.7% to $116.0 million in 2016 from $116.7 million in 2015 after increasing 1.7% from $114.8 million in 2014.  There were no significant non-recurring noninterest revenue items in 2016 or 2015.

Noninterest expense for 2016 was $532.0 million, a  decrease of 1.5% from $539.9 million for 2015, which was an increase of 4.1% from $518.4 million for 2014.  The decrease in noninterest expense in 2016 compared to 2015 was primarily a result of decreases in legal expenses and foreclosed property expense.  Legal expenses decreased $21.8 million, or 71.8%, from 2015 and foreclosed property expense decreased $3.1 million, or 41.3%, from 2015 primarily as a result of the Company’s declining OREO balance throughout the years.  These decreases were partially offset by a regulatory settlement charge as well as the increase in salaries and employee benefits.  Salaries and employee benefits increased $5.7 million, or 1.8%, in 2016 compared to 2015 primarily as a result of increases in group health insurance costs and increased salaries related to the slight increase in headcount with these increases partially offset by the decrease in pension expenses due to annual revisions to actuarial assumptions, including updates to the Society of Actuaries pension plan mortality tables.  The increase in noninterest expense in 2015 compared to 2014 was primarily a result of increases in salaries and employee benefits, and legal expenses.  Salaries and employee benefits increased $14.6 million, or 4.8%, in 2015 compared to 2014 primarily as a result of increases in pension expenses due to annual revisions to actuarial assumptions, including updates to the Society of Actuaries pension plan mortality tables.  The increase in legal expenses of $20.5 million, or 209.0%, in 2015 compared to 2014 was a result of additional litigation reserves recorded during 2015.  The increase in noninterest expense in 2015 compared to 2014 was somewhat offset by the decrease in foreclosed property expense.  Income tax expense increased in 2016 and 2015 primarily as a result of the increase in pre-tax income in 2016 compared to 2015 and in 2015 compared to 2014.  The major components of net income are discussed in more detail in the various sections that follow.

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

Allowance for Credit Losses

The allowance for credit losses is established through the provision for credit losses, which is a charge against earnings.  Provisions for credit losses are made to reserve for estimated probable losses on loans and leases.  The allowance for credit losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan and lease portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay.  In determining an adequate allowance for credit losses, management makes numerous assumptions, estimates and assessments.  The use of different estimates or assumptions could produce different provisions for credit losses.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provision for Credit Losses and Allowance for Credit Losses” included herein for more information.  At December 31, 2016, the allowance for credit losses was $123.7 million, representing 1.14% of total loans and leases, net of unearned income.

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

Mortgage Servicing Rights

The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs.  The Company records MSRs at fair value for all loans sold on a servicing retained basis with subsequent adjustments to fair value of MSRs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860, Transfers and Servicing (“FASB ASC 860”).  An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream.  The use of different estimates or assumptions could also produce different fair values.  The Company has historically not hedged the MSR asset.  At December 31, 2016 there was a hedge in place designed to cover approximately 4% of the MSR value.  The Company is susceptible to fluctuations in their value in changing interest rate environments.  At December 31, 2016, the Company’s mortgage servicing asset was valued at $65.3 million.

Pension and Postretirement Benefits

Accounting for pension and other postretirement benefit amounts is another area where the accounting guidance requires management to make various assumptions in order to appropriately value any related asset or liability.  Estimates that the Company makes to determine pension-related assets and liabilities include actuarial assumptions, expected long-term rate of return on plan assets, rate of compensation increase for participants and discount rate.  Estimates that the Company makes to determine asset and liability amounts for other postretirement benefits include actuarial assumptions and a discount rate.  Changes in these estimates could impact earnings.  For example, lower expected long-term rates of return on plan assets could negatively impact earnings, as would lower estimated discount rates or higher rates of compensation increase.  In estimating the projected benefit obligation, actuaries must make assumptions about such factors as mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases.  The Company accounts for the over-funded or under-funded status of its defined benefit and postretirement plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income as required by FASB ASC 715, Compensation – Retirement Benefits (“FASB ASC 715”).  In accordance with FASB ASC 715, the Company calculates the expected return on plan assets each year based on the balance in the pension asset portfolio at the beginning of the year and the expected long-term rate of return on that portfolio.  In determining the reasonableness of the expected rate of return, the Company considers a variety of factors including the actual return earned on plan assets, historical rates of return on the various asset classes of which the plan portfolio is comprised and current/prospective capital market conditions and economic forecasts.  The Company used an expected rate of return of 5.5% on plan assets for 2016.  The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans.  The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of its actuary using the actuary’s proprietary model.  The Company developed a level equivalent yield using its actuary’s model as of December 31, 2016 and the expected cash flows from the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”), the BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) and the BancorpSouth, Inc. Supplemental Executive Retirement Plan (the “Supplemental Plan”).  Based on this analysis, the Company established its discount rate assumptions for determination of the projected benefit obligation at 4.10% for the Basic Plan, 3.94% for the Restoration Plan and 3.35% for the Supplemental Plan based on a December 31, 2016 measurement date.

In 2016, we changed the method we use to estimate the service and interest cost components of net periodic benefit cost for our defined benefit pension plans. Historically, we estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We have made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change does not affect the measurement of our total benefit obligations as the change in the service cost and interest cost is completely offset in the actuarial (gain) loss reported. We have accounted for this change as a change in estimate and, accordingly, have accounted for it prospectively starting in 2016. The discount rates that we used to measure service and interest cost during 2016 were 4.62% and 3.77% for the Basic Plan, 4.46% and 3.45% for the Restoration Plan and 3.84% and 2.69% for the Supplemental Plan. The discount rates that we measured at year end and would have been used for service and interest cost under our prior estimation technique were 4.44% for the Basic Plan, 4.20% for the Restoration Plan and 3.40% for the Supplemental Plan. The reductions in service cost and interest cost for 2016 associated with this change in estimate for the three plans are $648,000 and $1,710,000, respectively. The diluted earnings per share impact for 2016 of this change in estimate is $0.02.The Company measured benefit obligations using the most recent RP-2014 mortality tables and MP-2016 mortality improvement scale in selecting mortality assumptions as of December 31, 2016.

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

The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three years ended December 31, 2016:

	2016			2015			2014
(Taxable equivalent basis)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in thousands, yields on taxable equivalent basis)
Loans and leases (net of
unearned income) (1)(2)	$ 10,557,103	$ 444,301	4.21%	$ 9,995,005	$ 423,561	4.24%	$ 9,308,680	$ 408,000	4.38%
Loans held for sale, at fair value	138,354	4,616	3.34%	136,510	4,744	3.48%	77,401	2,949	3.81%
Available-for-sale securities, at fair value:
Taxable	1,858,540	25,191	1.36%	1,805,652	26,308	1.46%	1,913,314	27,755	1.45%
Non-taxable (3)	335,397	17,885	5.33%	374,465	20,116	5.37%	410,381	22,249	5.42%
Federal funds sold, securities
purchased under agreement to
resell and short-term
investments	257,870	1,070	0.41%	194,038	438	0.23%	219,239	532	0.24%
Total interest earning
assets and revenue	13,147,264	493,063	3.75%	12,505,670	475,167	3.80%	11,929,015	461,485	3.87%
Other assets	1,205,942			1,215,945			1,254,184
Less: allowance for credit
losses	(126,253)			(137,900)			(148,399)
Total	$ 14,226,953			$ 13,583,715			$ 13,034,800

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,974,523	$ 9,246	0.19%	$ 4,871,767	$ 8,820	0.18%	$ 4,561,738	$ 7,851	0.17%
Savings	1,511,890	1,826	0.12%	1,399,572	1,703	0.12%	1,297,407	1,614	0.12%
Other time	1,857,381	14,162	0.76%	1,926,514	14,837	0.77%	2,141,122	20,675	0.97%
Federal funds purchased,
securities sold under
agreement to repurchase,
short-term FHLB and
other borrowings	456,011	662	0.15%	471,378	384	0.08%	444,263	333	0.07%
Junior subordinated debt
securities	22,691	747	3.29%	23,198	667	2.88%	23,334	659	2.82%
Long-term debt	313,979	3,084	0.98%	72,900	2,285	3.13%	83,189	2,463	2.96%
Total interest bearing
liabilities and expense	9,136,475	29,727	0.33%	8,765,329	28,696	0.33%	8,551,053	33,595	0.39%
Demand deposits -
noninterest bearing	3,176,392			2,951,714			2,734,576
Other liabilities	213,034			212,644			167,301
Total liabilities	12,525,901			11,929,687			11,452,930
Shareholders' equity	1,701,052			1,654,028			1,581,870
Total	$ 14,226,953			$ 13,583,715			$ 13,034,800
Net interest revenue-FTE		$ 463,336			$ 446,471			$ 427,890
Net interest margin-FTE			3.52%			3.57%			3.59%
Net interest rate spread			3.42%			3.47%			3.48%
Interest bearing liabilities to
interest earning assets			69.49%			70.09%			71.68%
(1) Includes taxable equivalent adjustment to interest of approximately $3,624,000, $3,748,000, and $3,441,000 in 2016, 2015 and 2014, respectively, using an effective tax rate of 35%.
(2) Non-accrual loans are included in Loans and leases (net of unearned income).
(3) Includes taxable equivalent adjustment to interest of approximately $6,260,000, $7,041,000, and $7,787,000 in 2016, 2015 and 2014, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE increased 3.8% to $463.3 million in 2016 from $446.5 million in 2015, which represented an increase of 4.3% from $427.9 million in 2014.  The increase in net interest revenue-FTE for 2016 compared to 2015 was primarily a result of the increase in interest revenue-FTE related to the increase in average earning assets more than offsetting the increase in interest expense related to the increase in yields and average balance on demand interest bearing deposits and the increase in the balance of long term debt, combined with the effects of decreased yields on earning assets and increased average total interest-bearing liabilities.    The increase in net interest revenue-FTE for 2015 compared to 2014 was primarily a result of the increase in interest revenue-FTE related to the increase in average earning assets combined with the decrease in interest expense related to the decrease in yields and average balance on other time deposits exceeding the effects of decreased yields on earning assets and increased average total interest-bearing liabilities.

Interest revenue-FTE increased 3.8% to $493.1 million in 2016 from $475.2 million in 2015, which represented an increase of 3.0% from $461.5 million in 2014.  The increase in interest revenue-FTE in 2016 compared to 2015 and 2015 compared to 2014 was a result of the declining loan yields, as interest rates continued to be at low levels, being more than offset by loan growth noticed during 2016 and 2015 combined with the increase in the balance of average short term investments.  The yield on average interest-earning assets decreased 5  basis points in 2016 compared to 2015.  The yield on average interest-earning assets decreased 7  basis points in 2015 compared to 2014.  Average interest earning assets increased 5.1% to $13.1 billion in 2016 compared to $12.5 billion in 2015 and increased 4.8% or $576.7 million from 2015 compared to $11.9 billion at 2014.

Interest expense remained relatively stable only increasing 3.6% to $29.7 million in 2016 from $28.7 million in 2015,  after decreasing 14.6% from $33.6 million in 2014.  The increase in interest expense during 2016 was a result of the increase in average interest bearing liabilities.  The increase in interest bearing liabilities was due to average balances in long term debt increasing  $241.1 million to $314.0 million at December 31, 2016 compared to $72.9 million at December 31, 2015 combined with increases in interest bearing demand and savings deposits more than offsetting the decreases in other time deposits and short-term borrowings. The overall rates paid on average interest bearing liabilities remained stable from December 31, 2016 to December 31, 2015 after declining 6 basis points to December 31, 2015 from December 31, 2014.

Net interest margin-FTE for 2016 was 3.52%, a decrease of 5 basis points from 3.57% for 2015, which represented a decrease of 2 basis points from 3.59% for 2014.

Net interest revenue-FTE may also be analyzed by segregating the rate and volume components of interest revenue and interest expense.  The table below presents an analysis of rate and average volume change in net interest revenue from 2015 to 2016 and from 2014 to 2015.  Changes that are not solely a result of volume or rate have been allocated to volume.

	2016 over 2015 - Increase (Decrease)					2015 over 2014 - Increase (Decrease)
(Taxable equivalent basis)	Volume	Rate		Total		Volume	Rate		Total
INTEREST REVENUE	(In thousands)
Loans and leases, net of unearned
income	$ 23,664	$ (2,924)		$ 20,740		$ 29,085	$ (13,524)		$ 15,561
Loans held for sale	62	(190)		(128)		2,054	(259)		1,795
Available-for-sale securities:
Taxable	717	(1,834)		(1,117)		(1,569)	122		(1,447)
Non-taxable	(2,083)	(148)		(2,231)		(1,929)	(204)		(2,133)
Federal funds sold, securities
purchased under agreement to
resell and short-term
investments	264	368		632		(57)	(37)		(94)
Total increase (decrease)	22,624	(4,728)	-	17,896	-	27,584	(13,902)	-	13,682

INTEREST EXPENSE
Demand deposits - interest bearing	191	235		426		561	408		969
Savings deposits	136	(13)		123		124	(35)		89
Other time deposits	(527)	(148)		(675)		(1,653)	(4,185)		(5,838)
Federal funds purchased, securities
sold under agreement to
repurchase, short-term FHLB
and other borrowings	(22)	300		278		22	29		51
Junior subordinated debt
securities	(17)	97		80		(4)	12		8
Long-term debt	2,370	(1,571)		799		(323)	145		(178)
Total decrease	2,131	(1,100)		1,031		(1,273)	(3,626)		(4,899)
Total net increase (decrease)	$ 20,493	$ (3,628)		$ 16,865		$ 28,857	$ (10,276)		$ 18,581

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.

The following table presents the Company’s interest rate sensitivity at December 31, 2016:

	Interest Rate Sensitivity - Maturing or Repricing
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$ 38,813	$ -	$ -	$ -
Available-for-sale securities	167,168	543,288	1,671,498	149,722
Loans and leases, net of unearned income	3,770,449	2,785,221	3,385,150	871,171
Loans held for sale	166,927	-	-	-
Total interest earning assets	4,143,357	3,328,509	5,056,648	1,020,893
INTEREST BEARING LIABILITIES:
Interest bearing demand and
savings deposits	6,596,289	-	-	-
Other time deposits	295,505	677,109	868,589	112
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings and
other short-term borrowings	546,002	-	-	-
Long-term debt and junior
subordinated debt securities	512,888	-	30,000	-
Other	-	-	-	-
Total interest bearing liabilities	7,950,684	677,109	898,589	112
Interest rate sensitivity gap	$ (3,807,327)	$ 2,651,400	$ 4,158,059	$ 1,020,781
Cumulative interest sensitivity gap	$ (3,807,327)	$ (1,155,927)	$ 3,002,132	$ 4,022,913

In the event interest rates increase after December 31, 2016, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest earning assets.  However, the Company’s historical repricing sensitivity on interest bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after December 31, 2016, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at December 31, 2016 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.  The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.

As of December 31, 2016, the Bank had $2.3 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.14%, an average maturity of 176 months and a fully-indexed interest rate of 4.15% at December 31, 2016.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  The fully-indexed interest rate also considers the impact of loans that will earn an interest rate above their floor at their next repricing date.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At December 31, 2016, the Company had $466.5 million, $4.1 billion and $748.0 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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

The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of December 31, 2016 and 2015 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.

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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	December 31, 2016	December 31, 2015
+400 basis points	11.1%	8.0%
+300 basis points	11.7%	9.4%
+200 basis points	10.9%	9.3%
+100 basis points	5.5%	4.3%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	December 31, 2016	December 31, 2015
+400 basis points	29.9%	24.6%
+300 basis points	23.2%	19.0%
+200 basis points	15.3%	13.0%
+100 basis points	7.3%	6.1%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	December 31, 2016	December 31, 2015
+200 basis points	4.5%	3.5%
-200 basis points	NM	NM
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

The provision for credit losses is the periodic cost (or credit) of providing an allowance or reserve for estimated probable incurred losses on loans and leases.  The Board of Directors has appointed a Credit Committee, composed of senior management and loan administration staff which meets on a quarterly basis or more frequently if required to review the recommendations of several internal working groups developed for specific purposes including the allowance for loans and lease losses, impairments and charge-offs.   The allowance for loan and lease losses group (“ALLL group”) bases its estimates of credit losses on three primary components:  (1) estimates of incurred losses that exist in various segments of performing loans and leases based upon historical net loss experience; (2) specifically identified losses in individually analyzed credits; and (3) qualitative factors that address estimates of incurred losses not fully identified by historical net loss experience.  Factors such as financial condition of the borrower and guarantor, recent credit performance, delinquency, liquidity, cash flows, collateral type and value are used to assess credit risk.  Estimates of incurred losses are influenced by the historical net losses experienced by the Bank for loans and leases of comparable creditworthiness and structure.  Specific loss assessments are performed for loans and leases classified as impaired loans based upon the collateral protection or expected future cash flows to determine the amount of impairment under FASB ASC 310, Receivables (“FASB ASC 310”).  In addition, qualitative factors such as changes in economic conditions, concentrations of risk, and changes in portfolio risk resulting from regulatory changes are considered in determining the adequacy of the level of the allowance for credit losses.

Attention is paid to the quality of the loan and lease portfolio through a formal loan review process. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance for credit losses.  The ALLL group is responsible for ensuring that the allowance for credit losses provides coverage of estimated incurred loan losses.  The ALLL group meets at least quarterly to determine the amount of adjustments to the allowance for credit losses.   The ALLL group is

composed of senior management from the Bank’s loan administration and finance departments.  The impairment group is responsible for evaluating individual loans that have been specifically identified as impaired loans through various channels, including examination of the Bank’s watch list, past due listings, loan officer assessments and loans to borrowers or industries known to be experiencing problems.  For all loans identified, the responsible loan officer in conjunction with his credit administrator is required to prepare an impairment analysis to be reviewed by the impairment group.  The impairment group deems that a loan is impaired if the loan is greater than $500,000 and it is probable that the Company will be unable to collect the contractual principal and interest on the loan and all loans restructured in a TDR.  The impairment group also evaluates the circumstances surrounding the loan in order to determine the most appropriate method for measuring the impairment of the loan was used (i.e., present value of expected future cash flows, observable market price or fair value of the underlying collateral if the loan is collateral dependant).  The impairment group meets on a monthly basis.

If concessions are granted to a borrower as a result of its financial difficulties, the loan is classified as a troubled debt restructuring (“TDR”) and an impaired loan, with the amount of impairment, if any, determined as discussed above.  TDRs are reserved in accordance with FASB ASC 310.  Should the borrower’s financial condition, collateral protection or performance deteriorate, warranting reassessment of the loan rating or impairment, additional reserves and/or chargeoffs may be required.

Loans of $500,000 or more that are identified as impaired loans are reviewed by the impairment group which approves the amount of specific reserve, if any, and/or chargeoff amounts.  The impairment evaluation of real estate loans generally focuses on the fair value of underlying collateral less estimated costs to sell obtained from appraisals, as the repayment of these loans may be dependent on the liquidation of the collateral.  In certain circumstances, other information such as comparable sales data is deemed to be a more reliable indicator of fair value of the underlying collateral than the most recent appraisal.  In these instances, such information is used in determining the impairment recorded for the loan.  As the repayment of commercial and industrial loans is generally dependent upon the cash flow of the borrower or guarantor support, the impairment evaluation generally focuses on the discounted future cash flows of the borrower or guarantor support, as well as the projected liquidation of any pledged collateral.  The impairment group reviews the results of each evaluation and approves the final impairment amounts, which are then included in the analysis of the adequacy of the allowance for credit losses in accordance with FASB ASC 310.  Loans identified for impairment are placed in non-accrual status.

A new appraisal is generally ordered for loans greater than $500,000 that have characteristics of potential impairment, such as delinquency or other loan-specific factors identified by management, when a current appraisal (dated within the prior 12 months) is not available or when a current appraisal uses assumptions that are not consistent with the expected disposition of the loan collateral.  In order to measure impairment properly at the time that a loan is deemed to be impaired, a staff appraiser may estimate the collateral fair value based upon earlier appraisals received from outside appraisers, sales contracts, approved foreclosure bids, comparable sales, officer estimates or current market conditions until a new appraisal is received.  This estimate can be used to determine the extent of the impairment on the loan.  After a loan is deemed to be impaired, it is management’s policy to obtain an updated appraisal on at least an annual basis.  Management performs a review of the pertinent facts and circumstances of each impaired loan, such as changes in outstanding balances, information received from loan officers and receipt of re-appraisals, on a monthly basis.  As of each review date, management considers whether additional impairment and/or chargeoffs should be recorded based on recent activity related to the loan-specific collateral as well as other relevant comparable assets.  Any adjustment to reflect further impairments, either as a result of management’s periodic review or as a result of an updated appraisal, are made through recording additional loan loss provisions and/or charge-offs.

At December 31, 2016, impaired loans, excluding accruing TDRs, totaled $38.2 million, which was net of cumulative charge-offs of $8.3 million.  Additionally, the Company had specific reserves related to impaired loans of $4.4 million included in the allowance for credit losses.  Impaired loans at December 31, 2015 were primarily from the Company’s commercial real estate portfolio.  Impaired loan charge-offs are determined necessary when management determines that the amount is not likely to be collected.

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

An analysis of the allowance for credit losses for the five years ended December 31, 2016 is provided in the following table:

	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$ 126,458	$ 142,443	$ 153,236	$ 164,466	$ 195,118

Loans and leases charged off:
Commercial and industrial	(4,551)	(10,022)	(2,546)	(4,672)	(12,362)
Real estate
Consumer mortgages	(2,687)	(3,995)	(6,037)	(9,159)	(13,122)
Home equity	(1,884)	(1,204)	(1,359)	(1,469)	(2,721)
Agricultural	(110)	(33)	(765)	(736)	(1,240)
Commercial and industrial-owner occupied	(1,095)	(1,800)	(3,591)	(3,855)	(9,015)
Construction, acquisition and development	(521)	(1,039)	(3,731)	(6,745)	(33,085)
Commercial real estate	(1,129)	(3,723)	(1,795)	(10,341)	(12,728)
Credit cards	(2,845)	(2,632)	(2,359)	(2,316)	(2,221)
All other	(2,197)	(2,271)	(2,844)	(2,899)	(2,904)
Total loans and leases charged off	(17,019)	(26,719)	(25,027)	(42,192)	(89,398)

Recoveries:
Commercial and industrial	1,833	2,035	2,298	3,517	7,096
Real estate
Consumer mortgages	1,694	2,693	3,267	5,067	1,836
Home equity	506	639	625	607	496
Agricultural	175	384	96	215	126
Commercial and industrial-owner occupied	544	2,834	1,112	2,724	2,696
Construction, acquisition and development	1,373	11,727	3,734	4,682	8,407
Commercial real estate	2,411	1,656	1,458	4,978	8,538
Credit cards	850	658	542	629	527
All other	911	1,108	1,102	1,043	1,024
Total recoveries	10,297	23,734	14,234	23,462	30,746

Net charge-offs	(6,722)	(2,985)	(10,793)	(18,730)	(58,652)

Provision charged to operating expense	4,000	(13,000)	-	7,500	28,000
Balance, end of period	$ 123,736	$ 126,458	$ 142,443	$ 153,236	$ 164,466

Loans and leases, net of unearned
income - average	$ 10,557,103	$ 9,995,005	$ 9,308,680	$ 8,671,441	$ 8,719,399

Loans and leases, net of unearned
income - period end	$ 10,811,991	$ 10,372,778	$ 9,712,936	$ 8,958,015	$ 8,636,989

RATIOS
Net charge-offs to average loans and leases	0.06%	0.03%	0.12%	0.22%	0.67%
Provision for credit losses to average
loans and leases, net of unearned income	0.04%	-0.13%	0.00%	0.09%	0.32%
Allowance for credit losses to loans and
leases, net of unearned income	1.14%	1.22%	1.47%	1.71%	1.90%

Net charge-offs increased $3.7 million, or 125.2%, in 2016 compared to 2015, and decreased $7.8 million, or 72.3%, in 2015 compared to 2014.  Net charge-offs as a percentage of average loans and leases increased to 0.06% in 2016 compared to 0.03% in 2015 after having decreased from 0.12% in 2014.  These increases in 2016 were primarily a result of decreased losses within the commercial and industrial segment being more than offset by the decreased recoveries in the real estate construction, acquisition and development segment of the Company’ loan and lease portfolio.

A provision for credit losses of $4.0 million was recorded in 2016 compared to a negative $13.0 million provision recorded in 2015 and no provision recorded in 2014. While we experienced $439.2 million in net loan growth when comparing December 31, 2016 to December 31, 2015, the low provision for credit losses in 2016 was a result of improving credit trends. The negative provision for credit losses in 2015 was a result of improving credit trends, including elevated recoveries.  As of December 31, 2016 and 2015, 53% and 62%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 82% and 78% of their contractual principal balance at December 31, 2016 and 2015, respectively.

The allowance for credit losses decreased $2.7 million to $123.7 million at December 31, 2016 compared to $126.5 million at December 31, 2015 after decreasing $16.0 million from $142.4 million at December 31, 2014.  The decrease in the allowance for credit losses at December 31, 2016 compared to December 31, 2015 and 2014 was a result of improving credit metrics in 2016, including reductions in nonaccrual and impaired loans, and low net charge-off levels in 2016.  For more information about the Company’s classified, non-performing and impaired loans, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans and Leases” in this Report.

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

	2016		2015		2014
		% of Loans		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each	Allowance	in Each
	for	Category	for	Category	for	Category
	Credit	to Total	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial and industrial	$ 19,170	14.9%	$ 17,583	16.8%	$ 21,419	18.0%
Real estate
Consumer mortgages	30,386	24.4	33,198	23.8	40,015	23.2
Home equity	7,174	5.8	6,949	5.7	9,542	5.4
Agricultural	2,172	2.2	2,524	2.5	3,420	2.5
Commercial and industrial-owner occupied	12,899	16.3	14,607	15.5	16,325	15.6
Construction, acquisition and development	13,957	10.7	15,925	9.1	9,885	8.7
Commercial real estate	24,845	20.7	25,508	21.0	23,562	20.1
Credit cards	7,787	1.0	4,047	1.1	6,514	1.2
All other	5,346	4.0	6,117	4.5	11,761	5.3
Total	$ 123,736	100.0%	$ 126,458	100.0%	$ 142,443	100.0%

	2013		2012
		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each
	for	Category	for	Category
	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial and industrial	$ 18,376	17.1%	$ 23,286	17.1%
Real estate
Consumer mortgages	39,525	22.0	35,966	21.6
Home equity	5,663	5.5	6,005	5.6
Agricultural	2,800	2.6	3,301	3.0
Commercial and industrial-owner occupied	17,059	16.4	20,178	15.4
Construction, acquisition and development	11,828	8.3	21,905	8.5
Commercial real estate	43,853	20.5	40,081	20.2
Credit cards	3,782	1.2	3,611	1.2
All other	10,350	6.4	10,133	7.4
Total	$ 153,236	100.0%	$ 164,466	100.0%

Noninterest Revenue

The components of noninterest revenue for the years ended December 31, 2016, 2015 and 2014 and the percentage change between such years are shown in the following table:

	2016		2015		2014
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Mortgage banking excl. MSR market value adjustment	$ 40,726	11.0%	$ 36,691	26.0%	$ 29,115
MSR and hedge market value adjustment	1,009	NM	(1,161)	(82.0)	(6,444)
Credit card, debit card and merchant fees	37,010	1.3	36,533	3.5	35,303
Deposit service charges	43,301	(7.4)	46,765	(7.6)	50,622
Securities gains, net	128	(5.9)	136	267.6	37
Insurance commissions	115,955	(0.7)	116,744	1.7	114,842
Trust income*	14,438	(1.8)	14,701	1.2	14,520
Annuity fees*	1,645	(18.4)	2,016	(29.9)	2,877
Brokerage commissions and fees*	5,086	(14.4)	5,943	(9.2)	6,543
Bank-owned life insurance	7,585	1.7	7,457	(15.7)	8,848
Other miscellaneous income	12,147	0.0	12,143	(5.7)	12,883

Total noninterest revenue	$ 279,030	0.4%	$ 277,968	3.3%	$ 269,146

*Included in wealth management revenue on the Consolidated Statements of Income

The Company’s revenue from mortgage banking typically fluctuates as mortgage interest rates change and is primarily attributable to two activities - origination and sale of new mortgage loans and servicing mortgage loans.  Since mortgage revenue can be significantly affected by changes in the valuation of MSRs in changing interest rate environments, the Company began piloting a hedge of the change in fair value of its MSRs during the fourth quarter of 2015.  The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either retain or release the associated MSRs with the loan sold.  The Company records MSRs at fair value for all loans sold on a servicing retained basis with subsequent adjustments to fair value of MSRs in accordance with FASB ASC 860.   For

more information about the Company’s treatment of MSRs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Mortgage Servicing Rights” in this Report.

In the course of conducting the Company’s mortgage banking activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During 2016, 25 mortgage loans totaling $1.6 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $451,000 were recognized related to these repurchased and make whole loans.  During 2015,  24  mortgage loans totaling approximately $2.0 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $442,000 were recognized related to these repurchased and make whole loans.

At December 31, 2016, the Company had reserved approximately $1.7 million for potential losses from representation and warranty obligations, compared to a reserve of approximately $1.3 million at December 31, 2015.  The reserve is based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  Before beginning the foreclosure process, a mortgage loan foreclosure committee of the Bank reviews the identified delinquent loan.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.

Origination revenue, a component of mortgage banking revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $1.7 billion, $1.4 billion and $1.1 billion produced origination revenue of $30.2 million, $26.4 million and $18.4 million for 2016, 2015 and 2014, respectively.  The increase in mortgage origination revenue in 2016 compared to 2015 and in 2015 compared to 2014 was a direct result of the increase in mortgage loan origination volumes during 2016 compared to 2015 and during 2015 compared to 2014.

Revenue from the servicing process, another component of mortgage banking revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $18.7 million,  $17.3 million and $16.5 million for 2016, 2015 and 2014, respectively.  Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is impacted by principal payments, prepayments, chargeoffs and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments, chargeoffs and payoffs were $8.2 million,  $7.0 million and $5.8 million for 2016, 2015 and 2014, respectively.  The Company began piloting a hedge of the change in fair value of its MSRs during the fourth quarter of 2015.  The Company has historically not hedged the MSR asset.  At December 31, 2016 there was a hedge in place designed to cover approximately 4% of the MSR value.  The Company is susceptible to significant fluctuations in their value in changing interest rate environments.  Reflecting this sensitivity to interest rates, the fair value of MSRs increased $1.5  million in 2016, decreased $1.2 million in 2015  and decreased  $6.4 million in 2014.

The following table presents the Company’s mortgage banking operations for 2016, 2015 and 2014:

	2016		2015		2014
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Production revenue:
Origination	$ 30,223	14.6%	$ 26,372	43.3%	$ 18,407
Servicing	18,734	8.2	17,318	5.0	16,501
Payoffs/Paydowns	(8,231)	17.6	(6,999)	20.8	(5,793)
Total	40,726	11.0	36,691	26.0	29,115
MSR and hedge market value adjustment	1,009	NM	(1,161)	(82.0)	(6,444)
Mortgage lending revenue	$ 41,735	17.5	$ 35,530	56.7	$ 22,671

	(Dollars in millions)
Origination volume	$ 1,652	14.7	$ 1,440	37.1	$ 1,050

Outstanding principal balance of
mortgage loans serviced at year-end	$ 6,385	6.2	$ 6,011	5.7	$ 5,687

NM=Not meaningful

Credit card, debit card and merchant fees increased approximately $477,000 in 2016 compared to 2015 and $1.2 million from 2015 compared to 2014 as a result of new account volume and transaction volume experienced in 2016 and 2015.

Deposit service charge revenue decreased $3.5 million in 2016 compared to 2015 and $3.9 million in 2015 compared to 2014 due to modifications made on the calculation and assessment of overdraft fees during 2016 and 2015.

Net securities gains of approximately $128,000, $136,000 and $37,000 were recorded in 2016, 2015 and 2014, respectively.  These amounts reflected the sales and calls of securities from the available-for-sale portfolio.  Insurance commissions remained relatively stable in 2016 compared to 2015 after increasing 1.7% in 2015 compared to 2014 as a result of new policies and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of Knox in April 2014.

Trust income remained relatively stable in 2016 compared to 2015 and in 2015 compared to 2014. Annuity fees decreased 18.4% in 2016 compared to 2015 after decreasing 29.9% in 2015 compared to 2014 as a result of less annuity sales during 2016 and 2015.   Brokerage commissions and fees decreased 14.4% in 2016 compared to 2015 and 9.2% in 2015 compared to 2014 as a result of decreases in sales of all brokerage products.  Bank-owned life insurance revenue increased in 2016 compared to 2015 after decreasing in 2015 compared to 2014.  The Company recorded life insurance proceeds of approximately $321,000,  approximately $38,000 and $1.3 million during 2016, 2015 and 2014, respectively.

Other miscellaneous income includes safe deposit box rental income, gain or loss on disposal of assets, and other miscellaneous items.  Other miscellaneous income remained stable in 2016 compared to 2015.  Other miscellaneous income decreased approximately $740,000 in 2015  compared to 2014 as a result of decreases in miscellaneous other investment income and losses recorded on the sale and disposal of fixed assets.

Noninterest Expense

The components of noninterest expense for the years ended December 31, 2016, 2015 and 2014 and the percentage change between years are shown in the following table:

	2016		2015		2014
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Salaries and employee benefits	$ 328,217	1.8%	$ 322,469	4.8%	$ 307,828
Occupancy, net of rental income	41,088	(1.9)	41,866	1.3	41,345
Equipment	14,046	(8.3)	15,309	(9.2)	16,869
Deposit insurance assessments	9,915	4.3	9,509	16.1	8,190
Regulatory settlement	10,277	100.0	-	-	-
Advertising	5,044	17.6	4,288	(2.3)	4,388
Foreclosed property expense	4,354	(41.3)	7,418	(56.5)	17,071
Telecommunications	5,087	(2.7)	5,226	(7.1)	5,625
Public relations	2,694	(2.7)	2,769	(32.5)	4,101
Data processing	26,835	11.1	24,148	1.3	23,830
Computer software	11,381	8.4	10,500	(0.2)	10,525
Amortization of intangibles	3,635	(8.3)	3,963	(10.8)	4,443
Legal fees	8,543	(71.8)	30,346	209.0	9,822
Merger expense	2	(92.0)	25	(98.6)	1,761
Postage and shipping	4,236	(6.6)	4,535	(4.4)	4,745
Other miscellaneous expense	56,684	(1.5)	57,540	(0.6)	57,863
Total noninterest expense	$ 532,038	(1.5)%	$ 539,911	4.1%	$ 518,406
NM = not meaningful

Salaries and employee benefits increased $5.7 million in 2016 compared to 2015 and increased $14.6 million in 2015 compared to 2014.    The increase in salaries and employee benefits in 2016 compared to 2015 was primarily related to the increase in group health insurance costs coupled with salaries related to the slight increase in headcount.  Pension expense, a component of salaries and employee benefits expense, decreased in 2016 to $13.8 million after increasing in 2015 to $17.2 million from $10.7 million in 2014.  The decrease in pension expense in 2016 is due to annual revisions to actuarial assumptions, including updates to the Society of Actuaries pension plan mortality tables.  Occupancy expense remained relatively stable in 2016, 2015 and 2014.

Equipment expense decreased in 2016 and 2015 as a result of a decrease in depreciation expense coupled with the Company’s continued focus on controlling such expenses.  The increase in deposit insurance assessments in 2016 compared to 2015 and in 2015 compared to 2014 was a result of movement evidenced in several variables utilized by the FDIC in calculating the deposit insurance assessment including the additional assessments related to the surcharge on all larger banks to bring the Deposit Insurance Fund reserve ratio to the statutory minimum.

A pre-tax charge of $10.3 million was recorded during the first quarter of 2016 related to a regulatory settlement expense.  No such expenses were recorded during 2015 or 2014.

Foreclosed property expense decreased in 2016 compared to 2015 as a result of the decrease of the overall balance of foreclosed property.   During 2016,  the Company added $9.8 million to OREO through foreclosure.  Sales of OREO in 2016 were $14.2 million resulting in a net loss on sale of OREO of approximately $436,000.  The components of foreclosed property expense for the years ended December 31, 2016, 2015 and 2014 and the percentage change between years are shown in the following table:

	2016		2015		2014
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Loss (gain) on sale of other real estate owned	$ 436	NM %	$ (295)	NM %	$ 6,471
Writedown of other real estate owned	2,518	(58.0)	5,998	(25.7)	8,073
Other foreclosed property expense	1,400	(18.4)	1,715	(32.1)	2,527
Total foreclosed property expense	$ 4,354	(41.3)%	$ 7,418	(56.5)%	$ 17,071

NM= Not meaningful

While the Company experienced some fluctuations in various components of other noninterest expense, including public relations and data processing, in 2016 compared to 2015, the primary fluctuations included the decrease in legal expenses.  The decrease in legal expenses is a result of additional litigation reserves recorded in 2015 related to the agreement to settle the class action lawsuit.

Income Taxes

The Company recorded income tax expense of $63.7 million in 2016 compared to an income tax expense of $59.2 million in 2015 and an income tax expense of $50.7 million in 2014.  The increase in income tax expense in 2016 and 2015 was primarily a result of the increase in pre-tax income, which increased 5.2% and 11.6% in 2016 compared to 2015 and in 2015 compared to 2014, respectively.  The primary differences between the Company’s recorded expense for 2016, 2015 and 2014 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were the effects of tax-exempt income and other tax preference items.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at December 31, 2016 were $13.5 billion, or 92.0% of total assets, compared with $12.7 billion, or 91.7% of total assets, at December 31, 2015.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 80.3% of average earning assets during 2016.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $10.8 billion at December 31, 2016, representing a 4.2% increase from $10.4 billion at December 31, 2015.

The following table shows the composition of the Company’s gross loans and leases by collateral type at December 31 for the years indicated:

	2016	2015	2014	2013	2012
			(In thousands)

Commercial and industrial	$ 1,615,608	$ 1,752,273	$ 1,753,041	$ 1,538,302	$ 1,484,788
Real estate
Consumer mortgages	2,643,966	2,472,202	2,257,726	1,976,073	1,873,875
Home equity	628,846	589,752	531,374	494,339	486,074
Agricultural	245,377	259,360	239,616	234,576	256,196
Commercial and industrial-owner occupied	1,764,265	1,617,429	1,522,536	1,473,320	1,333,103
Construction, acquisition and development	1,157,248	945,045	853,623	741,458	735,808
Commercial real estate	2,237,719	2,188,048	1,961,977	1,846,039	1,748,881
Credit cards	109,656	112,165	113,426	111,328	104,884
All other	432,827	468,052	516,221	578,453	649,143
Gross loans and leases (1)	$ 10,835,512	$ 10,404,326	$ 9,749,540	$ 8,993,888	$ 8,672,752
Less: Unearned income	23,521	31,548	36,604	35,873	35,763
Net loans and leases	$ 10,811,991	$ 10,372,778	$ 9,712,936	$ 8,958,015	$ 8,636,989

The following table shows the Company’s net loans and leases by collateral type as of December 31, 2016 by geographical location:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 150,644	$ 194,141	$ 181,338	$ 594,016	$ 78,450	$ 122,403	$ 225,390	$ 65,913	$ 1,612,295
Real estate
Consumer mortgages	349,488	320,160	229,038	833,535	87,015	305,512	491,396	27,822	2,643,966
Home equity	98,427	44,608	71,030	230,337	22,734	145,079	15,070	1,561	628,846
Agricultural	6,579	87,424	26,624	67,797	5,481	13,482	37,950	40.00	245,377
Commercial and industrial-owner occupied	200,929	191,826	206,321	713,548	45,248	147,034	259,359	-	1,764,265
Construction, acquisition and development	122,912	74,124	53,071	370,193	25,741	176,539	334,668	-	1,157,248
Commercial real estate	315,091	374,388	226,718	558,378	199,968	190,228	372,948	-	2,237,719
Credit cards*	-	-	-	-	-	-	-	109,656	109,656
All other	55,318	43,212	25,540	209,058	3,511	24,898	44,829	6,253	412,619

Total	$ 1,299,388	$ 1,329,883	$ 1,019,680	$ 3,576,862	$ 468,148	$ 1,125,175	$ 1,781,610	$ 211,245	$ 10,811,991

*Credit card receivables are spread across all geographic regions but are not viewed by the Company’s management as part of the geographic breakdown.

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production.  Commercial and industrial loans outstanding decreased 7.8% from December 31, 2015 to December 31, 2016.

Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 25 years.  The loans are generally secured by properties located generally within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding increased 7.0% from December 31, 2015 to December 31, 2016.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a  first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding increased 6.6% from December 31, 2015 to December 31, 2016.

Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding decreased 5.4% from December 31, 2015 to December 31, 2016.

Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans increased 9.1% from December 31, 2015 to December 31, 2016.

Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. The Bank generally engages in construction and development lending only in local markets served by its branches. Construction, acquisition and development loans increased 22.5% from December 31, 2015 to December 31, 2016.

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

At December 31, 2016, the Company had $74.1 million in construction, acquisition and development loans that provided for the use of interest reserves with $2.1 million recognized as interest income during 2016.  There were no construction, acquisition and development loans with interest reserves that were on non-accrual status at December 31, 2016.  Interest income would not be recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.

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

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Real estate-commercial loans increased 2.3% from December 31, 2015 to December 31, 2016.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances remained relatively stable, decreasing 2.2% from December 31, 2015 to December 31, 2016.

All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loans and leases decreased 6.4% from December 31, 2015 to December 31, 2016.

The maturity distribution of the Company’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of December 31, 2016:

	One Year	One to	After
	or Less	Five Years	Five Years
	(In thousands)
Commercial and industrial	$ 599,139	$ 774,571	$ 238,585
Real estate
Consumer mortgages	256,290	397,579	1,990,097
Home equity	71,921	289,834	267,091
Agricultural	44,203	48,129	153,045
Commercial and industrial-owner occupied	211,614	426,746	1,125,905
Construction, acquisition and development	574,928	305,944	276,376
Commercial real estate	200,129	706,050	1,331,540
Credit cards	109,656	-	-
All other	180,405	169,792	62,422
Total loans and leases, net of unearned income	$ 2,248,285	$ 3,118,645	$ 5,445,061

The interest rate sensitivity of the Company’s loan and lease portfolio is important in the management of net interest margin.  The Bank attempts to manage the relationship between the interest rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by changes in the level of interest rates.  The following table shows the interest rate sensitivity of the Company’s loans and leases, net of unearned income, due after one year as of December 31, 2016:

	Fixed	Variable
	Rate	Rate
(In thousands)
Loan and lease portfolio
Due after one year	$ 3,535,461	$ 5,028,245

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

	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accrual loans and leases	$ 71,812	$ 83,028	$ 58,052	$ 92,173	$ 207,241
Loans 90 days or more past due, still accruing	3,983	2,013	2,763	1,226	1,210
Restructured loans and leases, but accruing	26,047	9,876	10,920	27,007	25,099
Total NPLs	101,842	94,917	71,735	120,406	233,550

Other real estate owned	7,810	14,759	33,984	69,338	103,248
Total NPAs	$ 109,652	$ 109,676	$ 105,719	$ 189,744	$ 336,798

NPLs to net loans and leases	0.94%	0.92%	0.74%	1.34%	2.70%
NPAs to net loans and leases	1.01%	1.06%	1.09%	2.12%	3.90%

NPLs increased 7.3% in 2016 compared to 2015 and increased 32.3% in 2015 compared to 2014.  Other real estate owned decreased 47.1% in 2016 compared to 2015 and decreased 56.6% in 2015 compared to 2014.  Included in NPLs at December 31, 2016 were $38.2 million of loans that were impaired.  These impaired loans had a specific reserve of $4.4 million included in the allowance for credit losses of $123.7 million at December 31, 2016, and were net of $8.3 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2015 included $51.4 million of loans that were impaired and had a specific reserve of $2.4 million included in the allowance for credit losses of $126.5 million at December 31, 2015.  While restructured loans and leases still accruing remained relatively stable in 2015 compared to 2014, the increase in restructured loans and leases still accruing in 2016 compared to 2015 reflected the increase in loans which met the criteria for disclosure as TDRs.

Non-accrual loans at December 31, 2016 reflected a decrease of $11.2 million, or 13.5%, to $71.8 million from $83.0 million at December 31, 2015 after increasing $25.0 million, or 43.0%, from $58.1 million at December 31, 2014.   While non-accrual loans are decreasing in almost all loan categories when comparing December 31, 2016 to December 31, 2015, the primary decrease in non-accrual loans is recognized in the commercial real estate portfolio, as non-accrual loans in this portfolio decreased $8.3 million, or 38.4% to $13.4 million at December 31, 2016 after increasing $9.8 million, or 82.4%, to $21.7 million at December 31, 2015 from $11.9 million at December 31, 2014.  The decrease in non-accrual loans related to the commercial real estate portfolio was a result of paydowns on existing nonaccrual loans exceeding the addition of new nonaccrual loans.

The following table presents the Company’s NPLs by geographical location at December 31, 2016:

		90+ Days
		Past Due	Non-	Restructured		NPLs as a
		still	accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Alabama and Florida Panhandle	$ 1,299,388	$ 752	$ 3,844	$ 382	$ 4,978	0.4%
Arkansas	1,329,883	282	7,783	3,210	11,275	0.8
Louisiana	1,019,680	132	8,533	106	8,771	0.9
Mississippi	3,576,862	1,658	39,583	17,619	58,860	1.6
Missouri	468,148	52	781	-	833	0.2
Tennessee	1,125,175	243	2,449	869	3,561	0.3
Texas	1,781,610	198	8,543	3,060	11,801	0.7
Other	211,245	666	296	801	1,763	0.8
Total	$ 10,811,991	$ 3,983	$ 71,812	$ 26,047	$ 101,842	0.9%

OREO decreased by $7.0 million to $7.8 million at December 31, 2016 compared to $14.8 million at December 31, 2015, which was a decrease of $19.2 million from $34.0 million at December 31, 2014.  The decrease in OREO in 2016 and 2015 was a result of sales of foreclosed properties exceeding new foreclosures.  Writedowns were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.

The Bank continues to focus on improving and enhancing existing processes related to the early identification and resolution of potential credit problems.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $40.9 million and  $25.0 million at December 31, 2016 and 2015, respectively.  Restructured loans of $14.8 million and  $15.1 million were included in the non-accrual loan category at December 31, 2016 and 2015, respectively.

The total amount of interest earned on NPLs was $1.9 million, $4.7 million, $3.9 million, $6.2 million and $4.3 million in 2016, 2015, 2014, 2013 and 2012, respectively.  The gross interest income that would have been recorded under the original terms of those loans and leases if they had been performing amounted to $5.4 million, $6.7 million, $5.3 million, $7.3 million and $15.6 million in 2016, 2015, 2014, 2013 and 2012, respectively.

Loans considered impaired under FASB ASC 310 are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans the Bank considered impaired, which were included in NPLs, excluding accruing TDRs,  totaled $38.2 million, $51.4 million, $28.1 million, $54.9 million and $156.7 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively, with a valuation allowance of $4.4 million, $2.4 million, $1.5 million, $4.1 million and $10.5 million, respectively.

At December 31, 2016, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at December 31, 2016:

	December 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
	(In thousands)
Commercial and industrial	$ 1,562,263	$ -	$ 41,618	$ 100	$ -	$ 8,314	$ 1,612,295
Real estate
Consumer mortgages	2,579,905	522	61,602	282	-	1,655	2,643,966
Home equity	616,758	-	11,231	-	-	857	628,846
Agricultural	233,939	-	10,577	-	-	861	245,377
Commercial and industrial-owner occupied	1,705,266	3,668	47,010	-	-	8,321	1,764,265
Construction, acquisition and development	1,135,618	-	15,697	-	-	5,933	1,157,248
Commercial real estate	2,179,318	634	45,471	-	-	12,296	2,237,719
Credit cards	109,656	-	-	-	-	-	109,656
All other	405,611	-	7,008	-	-	-	412,619
Total	$ 10,528,334	$ 4,824	$ 240,214	$ 382	$ -	$ 38,237	$ 10,811,991

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At December 31, 2016, the Bank had $5.2 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the 90 days or more past due category or in the non-accrual loan and lease category which includes impaired loans.  See Note 4  to the Company’s Consolidated Financial Statements included elsewhere in this Report for additional information regarding the Company’s internal loan classification system.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at December 31, 2016:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total
	(In thousands)
Pass	$ 10,523,874	$ 4,218	$ 75	$ 167	$ 10,528,334
Special Mention	4,824	-	-	-	4,824
Substandard	188,454	19,391	10,408	21,961	240,214
Doubtful	294	-	-	88	382
Loss	-	-	-	-	-
Impaired	12,295	1,735	1,284	22,923	38,237
Total	$ 10,729,741	$ 25,344	$ 11,767	$ 45,139	$ 10,811,991

All loan grade categories except the Doubtful and Impaired categories increased at December 31, 2016 compared to December 31, 2015, specifically the Pass, Special mention and Substandard categories which increased

4.3%, 100.0% and 5.8%, respectively.  Of the $240.2 million of Substandard loans and leases,  78.5% remained current as to scheduled repayment of principal and interest, with only 9.1% having outstanding balances that were 90 days or more past due at December 31, 2016.  Of the $38.2 million of Impaired loans and leases, 32.2% remained current as to scheduled repayment of principal and/or interest, with 59.9% having outstanding balances that were 90 days or more past due at December 31, 2016.

The following table provides details regarding the aging of the Company’s nonaccrual loans and leases by segment and class at December 31, 2016:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding
	(In thousands)
Commercial and industrial	$ 97	$ 1,295	$ 9,095	$ 10,487	$ 3,192	$ 13,679
Real estate
Consumer mortgages	1,787	2,901	11,615	16,303	4,781	21,084
Home equity	306	63	2,959	3,328	489	3,817
Agricultural	39	-	247	286	1,260	1,546
Commercial and industrial-owner occupied	948	14	4,342	5,304	5,487	10,791
Construction, acquisition and development	1,198	-	1,429	2,627	4,395	7,022
Commercial real estate	-	592	11,210	11,802	1,600	13,402
Credit cards	17	20	29	66	95	161
All other	25	-	230	255	55	310
Total	$ 4,417	$ 4,885	$ 41,156	$ 50,458	$ 21,354	$ 71,812

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

The following table provides additional details related to the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at December 31, 2016:

Loans and leases, net of unearned income	Outstanding	90+ Days Past Due still Accruing	Non-accruing Loans	Restructured Loans, but Accruing	NPLs	NPLs as a % of Outstanding
	(Dollars in thousands)
Commercial and industrial	$ 1,612,295	$ 58	$ 13,679	$ 10,181	$ 23,918	1.5%
Real estate
Consumer mortgages	2,643,966	3,439	21,084	1,571	26,094	1.0
Home equity	628,846	-	3,817	3	3,820	0.6
Agricultural	245,377	-	1,546	76	1,622	0.7
Commercial and industrial-owner occupied	1,764,265	-	10,791	3,888	14,679	0.8
Construction, acquisition and development	1,157,248	14	7,022	244	7,280	0.6
Commercial real estate	2,237,719	-	13,402	6,537	19,939	0.9
Credit cards	109,656	472	161	739	1,372	1.3
All other	412,619	-	310	2,808	3,118	0.8
Total	$ 10,811,991	$ 3,983	$ 71,812	$ 26,047	$ 101,842	0.9%

Securities

The Company uses the Bank’s securities portfolio to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits.   The following tables show the carrying value of the Company’s  available-for-sale securities by investment category at December 31, 2016, 2015, and 2014:

	2016	2015	2014
	(In thousands)
Available-for-sale securities:

U.S. Government agency securities	$ 1,789,427	$ 1,244,640	$ 1,215,054
U.S. Government agency issued residential
mortgage-backed securities	176,243	140,540	209,230
U.S. Government agency issued commercial
mortgage-backed securities	172,279	260,693	240,568
Taxable obligations of states
and political subdivisions	49,174	64,088	90,343
Tax-exempt obligations of states
and political subdivisions	310,831	353,411	393,521
FHLB and other securities	33,722	18,957	8,211
Total	$ 2,531,676	$ 2,082,329	$ 2,156,927

A portion of the Company's securities portfolio continues to be tax‑exempt.  Investments in tax-exempt securities totaled $310.8 million at December 31, 2016, compared to $353.4 million at the end of 2015 and $393.5 million at the end of 2014.  The Company invests only in investment grade securities, with the exception of obligations of certain counties and municipalities within the Company’s market area, and avoids other high yield non‑rated securities and investments.

At December 31, 2016, the Company’s available-for-sale securities totaled $2.5 billion.  These securities, which are subject to possible sale, are recorded at fair value.  At December 31, 2016, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the maturities and weighted average yields at December 31, 2016 for the carrying value of the available-for-sale securities, excluding mortgage-backed securities:

	Securities Maturing
		After One	After Five
	Within	But Within	But Within	After
	One Year	Five Years	Ten Years	Ten Years	Total
	(Dollars in thousands)
Available-for-sale securities:

U.S. Government agency securities	$ 527,435	$ 1,261,992	$ -	$ -	$ 1,789,427
Obligations of states and
political subdivisions	20,912	64,334	54,418	220,341	360,005
FHLB and other securities	-	163	-	33,559	33,722
Total	$ 548,347	$ 1,326,489	$ 54,418	$ 253,900	$ 2,183,154

Weighted average yield	0.96%	1.30%	5.71%	5.47%

The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.

Net unrealized gains on available-for-sale  securities as of December 31, 2016 totaled $10.1 million.  Net unrealized gains on available-for-sale  securities as of December 31, 2015 totaled $22.9 million.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s Investors Services as of December 31, 2016:

	Amortized Cost		Estimated Fair Value
	Amount	% of Total	Amount	% of Total
Available-for-sale securities:	(Dollars in thousands)
Aaa	$ 2,199,239	87.2%	$ 2,195,592	86.7%
Aa1 to Aa3	116,676	4.6%	123,530	4.9%
A1 to A3	39,731	1.6%	41,540	1.6%
Not rated (1)	165,946	6.6%	171,014	6.8%
Total	$ 2,521,592	100.0%	$ 2,531,676	100.00%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s Investors Services, bonds with a book value of $58.3 million and a market value of $61.1 million were rated A- or better by Standard & Poor’s Rating Services.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company performed a qualitative assessment of whether it was more likely than not that a reporting segment’s fair value was less than its carrying value during the fourth quarter of 2016.  Based on this assessment, it was determined that the

Company’s reporting segments’ fair value exceeded their carrying value.   Therefore, the two-step quantitative goodwill impairment test was not deemed necessary and no goodwill impairment was recorded during 2016.

In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  If market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $300.8 million and $291.5 million at December 31, 2016 and 2015, respectively.

Other Real Estate Owned

OREO was $7.8 million and  $14.8 million at December 31, 2016 and 2015, respectively.  OREO at December 31, 2016 had aggregate loan balances at the time of foreclosure of $12.5 million.    The following table presents the Company’s OREO by collateral type at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)
Commercial and industrial	$-	$84
Real estate
Consumer mortgages	857	2,477
Home equity	39	101
Agricultural	22	25
Commercial and industrial-owner occupied	1,958	1,074
Construction, acquisition and development	3,746	10,212
Commercial real estate	1,128	678
All other	60	108
Total	$7,810	$14,759

Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.    While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the consumer mortgage and commercial and industrial portfolios at December 31, 2016 indicated that a majority of additions to OREO in the near-term might be from those categories.

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

The following table presents the Bank’s noninterest bearing, interest bearing demand, savings and other time deposits at December 31, 2016, 2015 and 2014 and the percentage change between years:

	2016		2015		2014
	Amount	% Change	Amount	% Change	Amount
	(Dollars in millions)
Noninterest bearing demand deposits	$ 3,251	7.2%	$ 3,032	9.1%	$ 2,779
Interest bearing demand deposits	5,034	0.6	5,004	2.8	4,868
Savings	1,562	8.3	1,442	8.3	1,332
Other time	1,841	(0.6)	1,853	(7.0)	1,993
Total deposits	$ 11,688	3.2	$ 11,331	3.3	$ 10,972

The 3.2% increase in deposits at December 31, 2016 compared to December 31, 2015 was primarily a result of the increase in noninterest bearing demand deposits of $219.0 million, or 7.2%, to $3.3 billion at December 31, 2016 from $3.0 billion at December 31, 2015 and the increase in savings deposits of $119.5 million, or 8.3% to $1.6 billion at December 31, 2016 from $1.4 billion at December 31, 2015 more than offsetting the decrease in other time deposits of $12.2 million, or 0.6%, to $1.8 billion at December 31, 2016 from $1.9 billion at December 31, 2015.  The 3.3% increase in deposits at December 31, 2015 compared to December 31, 2014 was primarily a result of the increase in noninterest bearing demand deposits of $252.8 million, or 9.1%, to $3.0 billion at December 31, 2015 from $2.8 billion at December 31, 2014 and the increase in savings deposits of $110.4 million, or 8.3% to $1.4 billion at December 31, 2015 from $1.3 billion at December 31, 2014 more than offsetting the decrease in other time deposits of $140.1 million, or 7.0%, to $1.9 billion at December 31, 2015 from $2.0 billion at December 31, 2014.

The following table presents the classification of the Bank’s deposits on an average basis for three years ended December 31, 2016:

The following table presents the classification of the Bank’s deposits on an average basis for the three years ended December 31, 2016:
	2016		2015		2014
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$ 3,176,392	-	$ 2,951,714	-	$ 2,734,576	-
Interest bearing demand deposits	4,974,523	0.19%	4,871,767	0.18%	4,561,738	0.17%
Savings deposits	1,511,890	0.12%	1,399,572	0.12%	1,297,407	0.12%
Other time deposits	1,857,381	0.76%	1,926,514	0.77%	2,141,122	0.97%

Total deposits	$ 11,520,186		$ 11,149,567		$ 10,734,843

The Bank’s other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, at December 31, 2016 had maturities as follows:

Maturing in	Amount
(In thousands)
Three months or less	$ 137,239
Over three months through six months	104,588
Over six months through 12 months	201,733
Over 12 months	526,046
Total	$ 969,606

The average maturity of time deposits at December 31, 2016 was approximately 19.4 months, compared to approximately 17.6 months at December 31, 2015.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had $92.0 million of short-term borrowings from the FHLB or the Federal Reserve at December 31, 2016.  The Company had $62.0 million of short-term borrowings from the FHLB or the Federal Reserve at December 31, 2015.  The Company had federal funds purchased and securities sold under agreement to repurchase of $454.0 million and  $405.9 million at December 31, 2016 and 2015, respectively.

On August 8, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as a lender and administrative agent, and First Tennessee Bank, National Association, as a lender.   The Credit Agreement included an unsecured revolving loan of up to $25.0 million that terminated and the outstanding balance of which was payable in full on August 8, 2015, which the bank did not renew, and an unsecured multi-draw term loan of up to $60.0 million, which commitment terminated on February 28, 2014.  The proceeds from the term loan were used to repurchase trust preferred securities.  All principal and interest due under the Credit Agreement were repaid in full in October 2016.

The Company had no long-term borrowings from U.S. Bank at December 31, 2016 and $39.8 million at December 31, 2015.  The Company also had long-term borrowings from the FHLB totaling $530.0 million and $30.0 million at December 31, 2016 and 2015, respectively.  The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.7 billion in additional borrowing capacity under the existing FHLB borrowing agreement at December 31, 2016.

The Company had non-binding federal funds borrowing arrangements with other banks aggregating $795.0 million at December 31, 2016.  The unencumbered fair value of the Company’s federal government and government agencies securities portfolio may provide substantial additional liquidity.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected on the consolidated balance sheets of the Company.  The business purpose of these off-balance sheet commitments is the routine extension of credit.  As of December 31, 2016, commitments to extend credit included $88.2 million for letters of credit and $2.5 billion for interim mortgage financing, construction credit, credit card and other revolving line of credit arrangements.  While most of the commitments to extend credit were made at variable rates, included in these commitments were forward commitments to fund individual fixed-rate mortgage loans of $140.9 million at December 31, 2016, with a carrying value and fair value reflecting a gain of  $3.4 million, which has been recognized in the Company’s results of operations.  Fixed-rate lending commitments expose the Company to risks associated with increases in interest rates.  As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans.  At December 31, 2016, the Company had $238.3 million in such commitments to sell, with a carrying value and fair value reflecting a gain of $2.9 million, which has been recognized in the Company’s results of operations.  The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Regulatory Requirements for Capital

The Company is required to comply with the risk‑based capital guidelines established by the Federal Reserve.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Common equity Tier 1 capital generally consist of common stock (plus related additional paid in capital) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.  Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered “well capitalized” for the Company’s Common equity Tier 1 capital, Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill) are 6.5%, 8%, 10% and 5%, respectively.  The Company exceeded the required minimum levels for these ratios at December 31, 2016 and 2015 as follows:

	December 31, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$ 1,467,979	12.23%	$ 1,402,041	12.07%
Tier 1 capital (to risk-weighted assets)	1,480,867	12.34	1,425,239	12.27
Total capital (to risk-weighted assets)	1,605,257	13.38	1,552,280	13.37
Tier 1 leverage capital (to average assets)	1,480,867	10.32	1,425,239	10.61

The FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the common equity Tier 1 capital, Tier 1 capital, total capital and leverage capital ratios must be at least 6.5%, 8%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at December 31, 2016 and 2015 as follows:

	December 31, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Common equity tier 1 capital (to risk-weighted assets)	$ 1,311,542	10.94%	$ 1,369,419	11.80%
Tier 1 capital (to risk-weighted assets)	1,311,542	10.94	1,369,419	11.80
Total capital (to risk-weighted assets)	1,435,932	11.97	1,496,460	12.90
Tier 1 leverage capital (to average assets)	1,311,542	9.17	1,369,419	10.23

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

On January 27, 2016, the Company announced a new stock repurchase program whereby the Company may acquire up to an aggregate of 7,000,000 shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between January 27, 2016 through December 29, 2017.  The extent and timing of any repurchases depends on market conditions and other corporate, legal and regulatory considerations.  Repurchased shares are held as authorized but unissued shares.  These authorized but unissued shares are available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors.  At December 31, 2016, 988,060 shares had been repurchased under this program

The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation.  The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp.  The Company redeemed $8.2 million of the Junior Subordinated Debt Securities and $8.0 million of the related trust preferred securities assumed in the City Bancorp merger at par on January 8, 2014.  The Company redeemed the remaining $10.3 million in Junior Subordinated Debt Securities and the related $10.0 million in trust preferred securities assumed in the City Bancorp merger at par on December 14, 2016. The Company’s remaining $12.9 million in assumed trust preferred securities qualifies as Tier 1 capital at December 31, 2016 under Federal Reserve guidelines.  On January 9, 2017, the remaining $12.9 million in Junior Subordinated Debt securities were redeemed.  See Note 11 to the Company’s Consolidated Financial Statements included elsewhere in this Report for additional information regarding Junior Subordinated Debt Securities.

Contractual Obligations

The Company has contractual obligations to make future payments on debt and lease agreements.  See Notes 9,  10,  11 and 23 to the Company’s Consolidated Financial Statements included elsewhere in this Report for further disclosures regarding contractual obligations.  The following table summarizes the Company’s contractual obligations at December 31, 2016:

	Payment Due by Period
		Less than	One to Three	Three to Five	More than
	Total	One Year	Years	Years	Five Years
Contractual obligations:	(In thousands)
Deposit maturities	$ 11,688,141	$ 10,819,440	$ 456,104	$ 412,485	$ 112
Junior subordinated debt	12,888	-	-	-	12,888
Long-term debt	530,000	-	530,000	-	-
Short-term FHLB and other borrowings	92,000	92,000	-	-	-
Operating lease obligations	27,397	6,939	8,689	5,464	6,305
Purchase obligations	31,893	16,139	11,497	3,757	500
Total contractual obligations	$ 12,382,319	$ 10,934,518	$ 1,006,290	$ 421,706	$ 19,805

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-related expense of $3.5 million accrued as of December 31, 2016, which excludes amounts reserved for regulatory settlement expenses discussed below, is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

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

On July 31, 2014, the Company, its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint was subsequently amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the District Court granted in part and denied in part the defendants’ motion to dismiss and dismissed the claims concerning the Company’s expectations about the closing of the mergers.  Class certification was granted by the District Court on April 21, 2016, and a petition for immediate appeal of the class certification was filed and was granted.  Class certification was vacated by the U.S. Sixth Circuit Court of Appeals, and the case was remanded to the District Court for further proceedings.  The plaintiff seeks an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the District Court may deem just and proper.  At this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company as it is uncertain whether the lead Plaintiff will be successful in certifying a class on its second attempt and the exact amount of damages (should the District Court grant class certification again) is uncertain.  Although it is not possible to predict the ultimate resolution or financial liability with respect to the litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

On June 29, 2016, the Bank, the CFPB and the DOJ agreed to a settlement set forth in a consent order (the “Consent Order”) related to the joint investigation by the CFPB and the DOJ of the Bank’s fair lending program during the period between January 1, 2011 and December 31, 2013.  The Consent Order was signed by the United States District Court for the Northern District of Mississippi (the “District Court”) on July 25, 2016.  In the first quarter of 2016, the Bank reserved $13.8 million to cover costs related to this matter, $10.3 million of which was reflected as regulatory settlement expense and $3.5 million of which was included in other noninterest expense.  The settlement of this matter did not have a material financial impact on the second, third or fourth quarter 2016 financial results.  For additional information regarding the terms of this settlement and the Consent Order, see the signed Consent Order and the Company’s Current Report on Form 8-K filed on June 29, 2016 which is incorporated into this Report by reference.

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

In June 2016, the FASB issued an ASU regarding credit losses on financial instruments.  This ASU will provide financial statement users with more information regarding the expected credit losses on financial instruments and other commitments to extend credit at each reporting date rather than the incurred loss impairment method. This ASU is effective for interim and annual periods after December 15, 2019. The Company is currently evaluating the potential impact of this ASU on the financial statements.  A steering committee has been formed consisting of key employees to evaluate the changes that will need to be put into place to ensure an easy transition for when this ASU will take effect. Much progress has been made and management feels prepared to continue forward with the current documentation.

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

MSRs are sensitive to changes in interest rates.  Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The Company began piloting a hedge of the change in fair value of its MSRs during the fourth quarter of 2015.   The Company has historically not hedged the MSR asset.  At December 31, 2016 there was a hedge in place designed to cover approximately 4% of the MSR value.  The Company is susceptible to significant fluctuations in their value in changing interest rate environments.

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

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2016.  The expected maturity categories take into account repricing opportunities as well as contractual maturities.  The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate that is commensurate with the maturity.  The fair value of securities is based on market prices or dealer quotes.

								Fair value
	Principal Amount Maturing/Repricing in:							December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	2016
Rate-sensitive assets:	(Dollars in thousands)
Fixed interest rate loans and leases	$1,368,091	$636,330	$459,847	$427,986	$449,404	$1,561,894	$4,903,552	$ 5,037,951
Average interest rate	4.11%	4.18%	4.32%	5.23%	4.51%	4.04%	4.25%
Variable interest rate loans and leases	$4,674,383	$292,586	$496,554	$349,301	$202,436	$60,106	$6,075,366	$ 5,945,532
Average interest rate	4.22%	4.25%	4.22%	4.30%	4.26%	3.56%	4.22%
Fixed interest rate securities	$707,967	$642,102	$785,953	$195,679	$41,305	$148,586	$2,521,592	$ 2,531,676
Average interest rate	1.64%	1.57%	1.87%	2.87%	4.19%	3.79%	1.96%
Other interest bearing assets	$38,813	-	-	-	-	-	$38,813	$ 38,813
Average interest rate	0.75%	-	-	-	-	-	0.75%
Mortgage servicing rights (1)	-	-	-	-	-	-	$ 65,263	$ 65,263
Rate-sensitive liabilities:
Savings and interest bearing checking	$6,596,289	-	-	-	-	-	$6,596,289	$ 6,596,289
Average interest rate	0.18%	-	-	-	-	-	0.18%
Fixed interest rate time deposits	$972,614	$274,928	$181,176	$181,906	$230,579	$112	$1,841,315	$ 1,857,506
Average interest rate	0.43%	0.78%	1.23%	1.42%	1.41%	1.30%	0.78%
Fixed interest rate borrowings	-	-	$30,000	-	-	-	$30,000	$ 31,940
Average interest rate	-	-	4.08%	-	-	-	4.08%
Variable interest rate borrowings	$1,058,890	-	-	-	-	-	$1,058,890	$ 1,060,335
Average interest rate	0.49%	-	-	-	-	-	0.49%
Rate-sensitive off balance sheet items:
Commitments to extend credit for
single family mortgage loans	$140,940	-	-	-	-	-	$140,940	$ 140,940
Average interest rate	4.00%	-	-	-	-	-	4.00%
Forward contracts to sell individual fixed rate
mortgage loans	$238,310	-	-	-	-	-	$238,310	$ 238,310
Average interest rate	3.23%	-	-	-	-	-	3.23%
Interest rate swap position to receive	$213,627	-	-	-	-	-	$213,627	$ 15,876
Average interest rate	2.93%	-	-	-	-	-	2.93%
Interest rate swap position to pay	$213,627	-	-	-	-	-	$213,627	$ (15,990)
Average interest rate	5.65%	-	-	-	-	-	5.65%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SELECTED QUARTERLY FINANCIAL DATA

Summary of Quarterly Results
	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2016	(In thousands, except per share amounts)
Interest revenue	$ 117,972	$ 119,423	$ 122,340	$ 123,444
Net interest revenue	111,159	112,316	114,590	115,387
Provision for credit losses	1,000	2,000	-	1,000
Income before income taxes	33,374	51,281	55,946	55,843
Income tax expense	10,825	16,589	18,129	18,173
Net income	22,549	34,692	37,817	37,670
Earnings per share: Basic	0.24	0.37	0.40	0.40
Diluted	0.24	0.37	0.40	0.40
Dividends per share	0.100	0.100	0.125	0.125

2015
Interest revenue	$ 113,497	$ 114,630	$ 118,201	$ 118,050
Net interest revenue	106,073	107,309	111,070	111,230
Provision for credit losses	(5,000)	(5,000)	(3,000)	-
Income before income taxes	47,455	58,446	50,573	30,265
Income tax expense	15,189	18,733	16,230	9,096
Net income	32,266	39,713	34,343	21,169
Earnings per share: Basic	0.33	0.41	0.36	0.22
Diluted	0.33	0.41	0.36	0.22
Dividends per share	0.075	0.075	0.100	0.100

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting. That report appears on page 85 of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BancorpSouth, Inc.:

We have audited BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BancorpSouth, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BancorpSouth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jackson, Mississippi

February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BancorpSouth, Inc.:

We have audited the accompanying consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Jackson, Mississippi

February 27, 2017

Consolidated Balance Sheets
BancorpSouth, Inc. and Subsidiaries

	December 31,	December 31,
	2016	2015

	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$ 184,152	$ 154,192
Interest bearing deposits with other banks	38,813	43,777
Available-for-sale securities, at fair value	2,531,676	2,082,329
Loans and leases	10,835,512	10,404,326
Less: Unearned income	23,521	31,548
Allowance for credit losses	123,736	126,458
Net loans and leases	10,688,255	10,246,320
Loans held for sale, at fair value	166,927	157,907
Premises and equipment, net	305,561	308,125
Accrued interest receivable	42,005	40,901
Goodwill	300,798	291,498
Other identifiable intangibles	21,894	20,545
Bank-owned life insurance	258,648	251,534
Other real estate owned	7,810	14,759
Other assets	177,849	186,775
TOTAL ASSETS	$ 14,724,388	$ 13,798,662

LIABILITIES
Deposits:
Demand: Noninterest bearing	$ 3,250,537	$ 3,031,528
Interest bearing	5,034,470	5,003,806
Savings	1,561,819	1,442,336
Other time	1,841,315	1,853,491
Total deposits	11,688,141	11,331,161
Securities sold under agreement to repurchase	454,002	405,937
Short-term borrowings	92,000	62,000
Accrued interest payable	3,975	3,071
Junior subordinated debt securities	12,888	23,198
Long-term debt	530,000	69,775
Other liabilities	219,499	248,076
TOTAL LIABILITIES	13,000,505	12,143,218

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 93,696,687
and 94,162,728 shares, respectively	234,242	235,407
Capital surplus	271,292	282,934
Accumulated other comprehensive loss	(50,937)	(41,825)
Retained earnings	1,269,286	1,178,928
TOTAL SHAREHOLDERS' EQUITY	1,723,883	1,655,444
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 14,724,388	$ 13,798,662

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
BancorpSouth, Inc. and Subsidiaries	Year Ended December 31,
	2016	2015	2014
INTEREST REVENUE:	(In thousands, except per share amounts)
Loans and leases	$ 440,677	$ 419,813	$ 404,559
Deposits with other banks	1,070	438	532
Available-for-sale securities:
Taxable	25,191	26,308	27,755
Tax-exempt	11,625	13,075	14,462
Loans held for sale	4,616	4,744	2,949
Total interest revenue	483,179	464,378	450,257
INTEREST EXPENSE:
Deposits:
Interest bearing demand	9,246	8,820	7,851
Savings	1,826	1,703	1,614
Other time	14,162	14,837	20,675
Federal funds purchased and securities sold
under agreement to repurchase	662	383	331
Long-term debt	3,082	2,285	2,463
Junior subordinated debt	747	667	659
Other	2	1	2
Total interest expense	29,727	28,696	33,595
Net interest revenue	453,452	435,682	416,662
Provision for credit losses	4,000	(13,000)	-
Net interest revenue, after provision for credit losses	449,452	448,682	416,662
NONINTEREST REVENUE:
Mortgage banking	41,735	35,530	22,671
Credit card, debit card and merchant fees	37,010	36,533	35,303
Deposit service charges	43,301	46,765	50,622
Security gains, net	128	136	37
Insurance commissions	115,955	116,744	114,842
Wealth management	21,169	22,660	23,940
Other	19,732	19,600	21,731
Total noninterest revenue	279,030	277,968	269,146
NONINTEREST EXPENSE:
Salaries and employee benefits	328,217	322,469	307,828
Occupancy, net of rental income	41,088	41,866	41,345
Equipment	14,046	15,309	16,869
Deposit insurance assessments	9,915	9,509	8,190
Regulatory settlement	10,277	-	-
Other	128,495	150,758	144,174
Total noninterest expense	532,038	539,911	518,406
Income before income taxes	196,444	186,739	167,402
Income tax expense	63,716	59,248	50,652
Net income	$ 132,728	$ 127,491	$ 116,750

Earnings per share: Basic	$ 1.41	$ 1.33	$ 1.22
Diluted	$ 1.41	$ 1.33	$ 1.21

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$ 132,728	$ 127,491	$ 116,750

Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on securities	(7,897)	(5,847)	16,028
Pension and other postretirement benefits	(1,215)	7,708	(29,755)
Other comprehensive (loss) income	(9,112)	1,861	(13,727)
Comprehensive income	$ 123,616	$ 129,352	$ 103,023
See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
BancorpSouth, Inc. and Subsidiaries
Years Ended December 31, 2016, 2015 and 2014				Accumulated
				Other
	Common Stock		Capital	Comprehensive	Retained
	Shares	Amount	Surplus	Loss	Earnings	Total
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2013	95,231,691	$238,079	$312,900	$(29,959)	$992,110	$1,513,130
Net income	-	-	-	-	116,750	116,750
Change in fair value of available-for-sale
securities, net of tax effect of $9,951	-	-	-	16,028	-	16,028
Change in pension funding status, net of
tax effect of ($18,432)	-	-	-	(29,755)	-	(29,755)
Comprehensive income						103,023
Exercise of stock options	667,739	1,669	9,914	-	-	11,583
Income tax benefit from exercise
of stock options	-	-	1,856	-	-	1,856
Recognition of stock compensation	385,113	963	238	-	-	1,201
Repurchase of stock	(29,640)	(74)	(637)	-	-	(711)
Cash dividends declared, $0.25 per share	-	-	-	-	(24,023)	(24,023)
Balance, December 31, 2014	96,254,903	240,637	324,271	(43,686)	1,084,837	1,606,059
Net income	-	-	-	-	127,491	127,491
Change in fair value of available-for-sale
securities, net of tax effect of ($3,629)	-	-	-	(5,847)	-	(5,847)
Change in pension funding status, net of
tax effect of $4,774	-	-	-	7,708	-	7,708
Comprehensive income						129,352
Exercise of stock options	520,538	1,301	9,140	-	-	10,441
Income tax benefit from exercise
of stock options	-	-	1,079	-	-	1,079
Recognition of stock compensation	383,215	958	11,393	-	-	12,351
Repurchase of stock	(2,995,928)	(7,489)	(62,949)	-	-	(70,438)
Cash dividends declared, $0.35 per share	-	-	-	-	(33,400)	(33,400)
Balance, December 31, 2015	94,162,728	235,407	282,934	(41,825)	1,178,928	1,655,444
Net income	-	-	-	-	132,728	132,728
Change in fair value of available-for-sale
securities, net of tax effect of ($4,903)	-	-	-	(7,897)	-	(7,897)
Change in pension funding status, net of
tax effect of ($752)	-	-	-	(1,215)	-	(1,215)
Comprehensive income						123,616
Exercise of stock options	146,396	366	2,407	-	-	2,773
Income tax benefit from exercise
of stock options	-	-	1,484	-	-	1,484
Recognition of stock compensation	424,871	1,062	6,035	-	-	7,097
Repurchase of stock	(1,037,308)	(2,593)	(21,568)	-	-	(24,161)
Cash dividends declared, $0.45 per share	-	-	-	-	(42,370)	(42,370)
Balance, December 31, 2016	93,696,687	$234,242	$271,292	$(50,937)	$1,269,286	$ 1,723,883

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
BancorpSouth, Inc. and Subsidiaries	Year Ended December 31,
	2016	2015	2014
Operating Activities:	(In thousands)
Net income	$ 132,728	$ 127,491	$ 116,750
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	4,000	(13,000)	-
Depreciation and amortization	25,629	26,288	27,272
Deferred taxes	10,521	(11,356)	(7,563)
Amortization of intangibles	3,636	3,963	4,443
Amortization of debt securities premium and discount, net	10,060	12,565	13,089
Share-based compensation expense	7,097	5,585	1,201
Security gains, net	(128)	(136)	(37)
Net deferred loan origination expense	(6,587)	(6,677)	(6,809)
Excess tax benefit from exercise of stock options	(1,484)	(1,079)	(1,856)
(Increase) decrease in interest receivable	(1,104)	1,084	165
Increase (decrease) in interest payable	904	(329)	(1,436)
Realized gain on mortgages sold	(56,047)	(46,058)	(31,941)
Proceeds from mortgages sold	1,698,588	1,468,729	914,084
Origination of mortgages held for sale	(1,651,981)	(1,440,411)	(920,689)
Loss on other real estate owned, net	2,954	5,703	14,545
Increase in bank-owned life insurance	(7,585)	(7,457)	(8,848)
Decrease in prepaid pension asset	-	-	26,263
Other, net	(27,705)	8,401	3,496
Net cash provided by operating activities	143,496	133,306	142,129
Investing Activities:
Proceeds from calls and maturities of available-for-sale securities	419,197	415,795	584,260
Proceeds from sales of available-for-sale securities	35	1,110	-
Purchases of available-for-sale securities	(891,155)	(374,181)	(252,467)
Net increase in loans and leases	(449,100)	(663,573)	(803,858)
Purchases of premises and equipment	(25,091)	(30,401)	(17,211)
Proceeds from sale of premises and equipment	2,041	549	527
Acquisition of businesses, net of cash acquired	(11,197)	-	(7,060)
Proceeds from sale of other real estate owned	13,719	20,723	35,264
Purchases of bank-owned life insurance, net of proceeds from death benefits	470	2,999	1,206
Other, net	(156)	(25)	(20)
Net cash used in investing activities	(941,237)	(627,004)	(459,359)
Financing Activities:
Net increase in deposits	356,980	358,822	198,503
Net increase (decrease) in short-term borrowings and other liabilities	78,056	76,254	(32,877)
Redemption of junior subordinated debt securities	(10,310)	-	(8,248)
Advances of long-term debt	500,000	-	8,000
Repayment of long-term debt	(39,775)	(8,373)	(8,066)
Issuance of common stock	2,773	10,441	11,583
Repurchase of common stock	(24,161)	(70,438)	(711)
Excess tax benefit from exercise of stock options	1,484	1,079	1,856
Payment of cash dividends	(42,310)	(33,368)	(23,983)
Net cash provided by financing activities	822,737	334,417	146,057
Increase (decrease) in Cash and Cash Equivalents	24,996	(159,281)	(171,173)
Cash and Cash Equivalents at Beginning of Year	197,969	357,250	528,423
Cash and Cash Equivalents at End of Year	$ 222,965	$ 197,969	$ 357,250

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

BancorpSouth, Inc. and Subsidiaries

December 31, 2016, 2015 and 2014

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with U.S. GAAP.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods reported.  Actual results could differ significantly from those estimates.  The Company’s subsidiaries are engaged in the business of banking, insurance, brokerage and other activities closely related to banking.  The Company and its subsidiaries are subject to the regulations of certain federal and state regulatory agencies and undergo periodic examinations by those regulatory agencies.  The following is a summary of the Company’s more significant accounting and reporting policies. Certain 2015 and 2014 amounts have been reclassified to conform with the 2016 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank and its wholly owned subsidiaries (the “Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Statements

Cash equivalents include cash and amounts due from banks, including interest bearing deposits with other banks.  The Company paid interest of $28.8 million, $29.0 million and $35.0 million and income taxes of $47.4 million, $78.4 million and $60.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Loans and leases of $17.0 million,  $26.7 million and $25.0 million were charged-off during 2016, 2015 and 2014, respectively.  Unsettled purchases of securities were $10.0 million at December 31, 2014.  There were no unsettled purchases of securities at December 31, 2016 and 2015.  Loans foreclosed and transferred to OREO were $9.8 million, $7.4 million and $14.7 million during 2016, 2015 and 2014, respectively.  Loans to facilitate the sale of other real estate owned were approximately $541,000,  $1.5 million and $4.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.     The MSR and hedge market value adjustment was $1.0 million, ($1.2) million and ($6.4) million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary.  The term “other-than-temporary” is not intended to indicate a permanent decline in value.  Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, and whether the Company would be required to sell the securities before a full recovery of costs in order to predict whether the loss in value is other-than-temporary.  Once a decline in value is determined to be other-than-temporary, the impairment is separated into (a) the amount of the impairment related to the credit loss and (b) the amount of the impairment related to all other factors.  The value of the security is reduced by the other-than-temporary impairment with the amount of the impairment related to credit loss recognized as a charge to earnings and the amount of the impairment related to all other factors recognized in other comprehensive income.  Also, the security is written to fair value if intent or ability is not to hold for recovery.

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

Loans of $500,000 or more that are identified as impaired loans are reviewed by the impairment group which approves the amount of specific reserve, if any, and/or chargeoff amounts.  The impairment evaluation of real estate loans generally focuses on the fair value of underlying collateral  less costs to sell obtained from appraisals, as the repayment of these loans may be dependent on the liquidation of the collateral.  In certain circumstances, other information such as comparable sales data is deemed to be a more reliable indicator of fair value of the underlying collateral than the most recent appraisal.  In these instances, such information is used in determining the impairment recorded for the loan.  As the repayment of commercial and industrial loans is generally dependent upon the cash flow of the borrower or guarantor support, the impairment evaluation generally focuses on the discounted future cash flows of the borrower or guarantor support, as well as the projected liquidation of any pledged collateral.  The  impairment group reviews the results of each evaluation and approves the final impairment amounts, which are then included in the analysis of the adequacy of the allowance for credit losses in accordance with FASB ASC 310.  Loans identified for impairment are placed in non-accrual status.

A new appraisal is generally ordered for loans greater than $500,000 that have characteristics of potential impairment, such as delinquency or other loan-specific factors identified by management, when a current appraisal (dated within the prior 12 months) is not available or when a current appraisal uses assumptions that are not consistent with the expected disposition of the loan collateral.  In order to measure impairment properly at the time that a loan is deemed to be impaired, a staff appraiser may estimate the collateral fair value based upon earlier appraisals received from outside appraisers, sales contracts, approved foreclosure bids, comparable sales, officer estimates or current market conditions until a new appraisal is received.  This estimate can be used to determine the extent of the impairment on the loan.  After a loan is deemed to be impaired, it is management’s policy to obtain an updated appraisal on at least an annual basis.  Management performs a review of the pertinent facts and circumstances of each impaired loan, such as changes in outstanding balances, information received from loan officers and receipt of re-appraisals, on a monthly basis.  As of each review date, management considers whether additional impairment and/or chargeoffs should be recorded based on recent activity related to the loan-specific collateral as well as other relevant comparable assets.  Any adjustment to reflect further impairments, either as a result of management’s periodic review or as a result of an updated appraisal, are made through recording additional loan loss provisions or charge-offs.

At December 31, 2016, impaired loans, excluding accruing TDRs totaled $38.2 million, which was net of cumulative charge-offs of $8.3 million.  Additionally, the Company had specific reserves of $4.4 million included in the allowance for credit losses.  Impaired loans at December 31, 2016 were primarily from the Company’s commercial real estate portfolio.  Impaired loan charge-offs are determined necessary when management determines that the amount is not likely to be collected.

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

In the normal course of business, management grants concessions to borrowers, which would not otherwise be considered, where the borrowers are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower.  During 2016, the most common concessions involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

Provision and Allowance for Credit Losses

The provision for credit losses is the periodic cost (or credit) of providing an allowance or reserve for estimated probable incurred losses on loans and leases.  The Bank’s Board of Directors has appointed a Credit Committee, composed of senior management and loan administration staff, which meets on a quarterly basis and more frequently if required to review the recommendations of several internal working groups developed for specific purposes including the allowance for loans and lease losses, impairments and charge-offs.  The allowance for loan and lease losses group (“ALLL group”) bases its estimates of credit losses on three primary components:  (1) estimates of incurred losses that may exist in various segments of performing loans and leases based upon historical net loss experience; (2) specifically identified losses in individually analyzed credits; and (3) qualitative factors that address estimates of incurred losses not fully identified by historical net loss experience.  Factors such as financial condition of the borrower and guarantor, recent credit performance, delinquency, liquidity, cash flows, collateral type and value are used to assess credit risk.  Estimates of incurred losses are influenced by the historical net losses experienced by the Bank for loans and leases of comparable creditworthiness and structure.  Specific loss assessments are performed for loans and leases classified as impaired loans based upon the collateral protection or expected future cash flows to determine the amount of impairment under FASB ASC 310.  In addition, qualitative factors such as changes in economic conditions, concentrations of risk, and changes in portfolio risk resulting from regulatory changes are considered in determining the adequacy of the level of the allowance for credit losses.

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

The impairment group is responsible for evaluating individual loans that have been specifically identified as impaired loans through various channels, including examination of the Bank’s watch list, past due listings, findings of the internal loan review department, loan officer assessments and loans to borrowers or industries known to be experiencing problems.  For all loans identified, the responsible loan officer in conjunction with his credit administrator is required to prepare an impairment analysis to be reviewed by the impairment group.  The impairment group deems that a loan is impaired if it is greater than $500,000 and it is probable that the Company will be unable to collect the contractual principal and interest on the loan and all loans restructured in a TDR.  The impairment group also evaluates the circumstances surrounding the loan in order to determine the most appropriate method for measuring the impairment of the loan was used (i.e., present value of expected future cash flows, observable market price or fair value of the underlying collateral if the loan is collateral dependant).  The impairment group meets on a monthly basis.

If concessions are granted to a borrower as a result of its financial difficulties, the loan is classified as a TDR and an impaired loan, with the amount of impairment, if any, determined as discussed above.  TDRs are reserved in accordance with FASB ASC 310.  Should the borrower’s financial condition, collateral protection or performance deteriorate, warranting reassessment of the loan rating or impairment, additional reserves and/or chargeoffs may be required.

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

Loans Held for Sale

In the second quarter of 2014 the Company elected to carry loans held for sale at fair value.  The fair value of loans held for sale is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics.  Loans held for sale are subjected to recurring fair value adjustments.  Loan sales are recognized when the transaction closes, the proceeds are collected, ownership is transferred and, through the sales agreement, continuing involvement consists of the right to service the loan for a fee for the life of the loan, if applicable.  Gains and losses on the sale of loans held for sale are recorded as part of mortgage banking revenue on the consolidated statement of income.

In the course of conducting the Company’s mortgage banking activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  Every loan closed by the Bank’s mortgage center is run through a government agency automated underwriting system.  Any exceptions noted during this process are remedied prior to sale.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During 2016,  25 mortgage loans totaling $1.6 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $451,000 were recognized related to these repurchased and make whole loans.  During 2015,  24 loans totaling approximately $2.0 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $442,000 were recognized related to these repurchased and make whole loans.  During 2014,  21 mortgage loans totaling $2.1 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $913,000 were recognized related to these repurchased and make whole loans.  At December 31, 2016, the Company had reserved $1.7 million for potential losses from representation and warranty obligations.

Government National Mortgage Association (“GNMA”) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan.  Under FASB ASC 860, this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the consolidated balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option.  These loans are reported as held for sale in accordance with U.S. GAAP with the offsetting liability being reported as other liabilities.  At December 31, 2016, the amount of loans subject to buy back was $22.3 million.

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

Other Real Estate Owned

Real estate acquired through foreclosure, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less estimated selling costs.  Fair value is determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources.  Any excess of the loan balance at the time of foreclosure over the fair value of the real estate, less costs to sell, held as collateral is charged to the allowance for credit losses.  Based upon management’s evaluation of the real estate acquired through foreclosure, additional expense may be recorded and included in other noninterest expense when necessary in an amount sufficient to reflect any declines in estimated fair value.  Gains and losses realized on the disposition of the properties are included in other noninterest expense.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350, Intangibles – Goodwill and Other.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360, Property, Plant and Equipment.  Goodwill and other intangible assets are reviewed annually within the fourth quarter for possible impairment, or sooner if a goodwill impairment indicator is identified.  If impaired, the asset is written down to its estimated fair value.  No impairment charges have been recognized through December 31, 2016.  See Note 8, Goodwill and Other Intangible Assets, for additional information.

Mortgage Servicing Rights

The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs.  The Company records MSRs at fair value for all loans sold on a servicing retained basis with subsequent adjustments to fair value of MSRs in accordance with FASB ASC 860.  An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream.  The use of different estimates or assumptions could also produce different fair values.   The Company has historically not hedged the MSR asset.  At December 31, 2016 there was a hedge in place designed to cover approximately 4% of the MSR value.  The Company is susceptible to fluctuations in their value in changing interest rate environments.  MSRs are included in the other assets category of the consolidated balance sheet.  Changes in the fair value of MSRs are recorded as part of mortgage banking noninterest revenue on the consolidated statement of income.

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

The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans.  The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of its actuary using the actuary’s proprietary model.  The Company developed a level equivalent yield using its actuary’s model as of December 31, 2016 and the expected cash flows from the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”), the BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) and the BancorpSouth, Inc. Supplemental Executive Retirement Plan (the “Supplemental Plan”).  Based on this analysis, the Company established its discount rate assumptions for determination of the projected benefit obligation at 4.10% for the Basic Plan, 3.94% for the Restoration Plan and 3.35% for the Supplemental Plan based on a December 31, 2016 measurement date.

In 2016, the Company changed the method it uses to estimate the service and interest cost components of net periodic benefit cost for the defined benefit pension plans. Historically, the Company estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company has made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change does not affect the measurement of the total benefit obligations as the change in the service cost and interest cost is completely offset in the actuarial (gain) loss reported. The Company has accounted for this change as a change in estimate and, accordingly, has accounted for it prospectively starting in 2016. The discount rates that the Company used to measure service and interest cost during 2016 were 4.62% and 3.77% for the Basic Plan, 4.46% and 3.45% for the Restoration Plan and 3.84% and 2.69% for the Supplemental Plan. The discount rates that the Company measured at year end and would have been used for service and interest cost under the prior estimation technique were 4.44% for the Basic Plan, 4.20% for the Restoration Plan and 3.40% for the Supplemental Plan. The reductions in service cost and interest cost for 2016 associated with this change in estimate for the three plans are $648,000 and $1,710,000, respectively. The diluted earnings per share impact for 2016 of this change in estimate is $0.02. The Company measured benefit obligations using the most recent RP-2014 mortality tables and MP-2016 mortality improvement scale in selecting mortality assumptions as of December 31, 2016.

Stock-Based Compensation

At December 31, 2016, the Company had three stock-based employee compensation plans.  The Company recognizes compensation costs related to these stock-based employee compensation plans in accordance with FASB ASC 718, Compensation – Stock Compensation (“FASB ASC 718”).  See Note 15, Stock Incentive and Stock Option Plans, for further disclosures regarding stock-based compensation.

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

The Company also enters into derivative financial instruments to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of December 31, 2016, the notional amount of customer related derivative financial instruments was $213.6 million with an average maturity of 30.2 months, an average interest receive rate of 2.9% and an average interest pay rate of 5.6%.

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

In June 2016, the FASB issued an ASU regarding credit losses on financial instruments.  This ASU will provide financial statement users with more information regarding the expected credit losses on financial instruments and other commitments to extend credit at each reporting date rather than the incurred loss impairment method. This ASU is effective for interim and annual periods after December 15, 2019. The Company is currently evaluating the potential impact of this ASU on the financial statements.  A steering committee has been formed consisting of key employees to evaluate the changes that will need to be put into place to ensure an easy transition for when this ASU will take effect. Much progress has been made and management feels prepared to continue forward with the current documentation to provide the necessary information for the new methods.

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

(2)  BUSINESS COMBINATIONS

During 2016, the Company had two insurance agency acquisitions which were not material to the operations of the Company.  An insurance agency, headquarters in Metairie, LA, and an insurance agency, headquarters in Baton Rouge, LA, were acquired in May and December 2016, respectively.     No acquisitions were made during the year ended December 31, 2015.

On April 10, 2014, the Company purchased certain assets of Knox Insurance Group, LLC (“Knox”), an independent insurance agency located in Lafayette, Louisiana.  Consideration paid to complete this transaction consisted of cash paid to Knox shareholders in the aggregate amount of $7.0 million. The provisions of the related purchase agreement also provide for additional aggregate consideration of up to $2.4 million in cash to be paid in three annual installments if certain performance criteria are met.  As of December 31, 2016, the Company has paid approximately $352,000 in cash under this agreement.  This acquisition was not material to the financial position or results of operations of the Company.

On December 18, 2013, the Company announced the purchase of certain assets of GEM Insurance Agencies, LP (“GEM”), an independent insurance agency located in Houston, Texas.  Consideration paid to complete this transaction consisted of cash paid to GEM in the aggregate amount of $20.7 million.  The provisions of the related purchase agreement also provide for additional aggregate consideration of up to $6.2 million in cash to be paid in three annual installments if certain performance criteria are met.  As of December 31, 2016, the Company has paid $4.6 million in cash under this agreement.  This acquisition was not material to the financial position or results of operations of the Company.

(3) AVAILABLE-FOR-SALE SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 2016 and 2015 follows:

	2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,794,231	$ 1,261	$ 6,065	$ 1,789,427
U.S. Government agency issued residential
mortgage-backed securities	176,476	1,665	1,898	176,243
U.S. Government agency issued commercial
mortgage-backed securities	171,840	1,648	1,209	172,279
Obligations of states and political subdivisions	346,609	15,547	2,151	360,005
FHLB and other securities	32,436	1,286	-	33,722
Total	$ 2,521,592	$ 21,407	$ 11,323	$ 2,531,676

	2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,246,261	$ 826	$ 2,447	$ 1,244,640
U.S. Government agency issued residential
mortgage-backed securities	138,759	1,957	176	140,540
U.S. Government agency issued commercial
mortgage-backed securities	261,544	2,414	3,265	260,693
Obligations of states and political subdivisions	394,769	22,813	83	417,499
FHLB and other securities	18,112	845	-	18,957
Total	$ 2,059,445	$ 28,855	$ 5,971	$ 2,082,329

At December 31, 2016, the Company’s available-for-sale securities included FHLB stock with a carrying value of $32.3 million compared to a required investment of $31.0 million.  At December 31, 2015, the Company’s available-for-sale securities included FHLB stock with a carrying value of $18.0 million compared to a required investment of $9.1 million.  FHLB stock is carried at cost in the financial statements.

Gross gains of approximately $128,000 and no gross losses were recognized in 2016, gross gains of approximately $136,000 and no gross losses were recognized in 2015 and gross gains of approximately $49,000 and gross losses of approximately $12,000 were recognized in 2014 on available-for-sale securities.    No other-than-temporary impairment was recorded in 2016,  2015 or 2014.

Available-for-sale securities with a carrying value of $1.6 billion at December 31, 2016 were pledged to secure public and trust funds on deposit and for other purposes.  Included in available-for-sale securities at December 31, 2016, were securities with a carrying value of $183.0 million issued by a political subdivision within the State of Mississippi and securities with a carrying value of $54.1 million issued by a political subdivision within the State of Arkansas.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in thousands)
Maturing in one year or less	$ 548,060	$ 548,347	0.96%
Maturing after one year through five years	1,331,619	1,326,489	1.30
Maturing after five years through ten years	53,517	54,418	5.71
Maturing after ten years	240,080	253,900	5.47
Mortgage-backed securities	348,316	348,522	2.13
Total	$ 2,521,592	$ 2,531,676

A summary of temporarily impaired available-for-sale investments with continuous unrealized loss positions at December 31, 2016 and 2015 follows:

	2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$ 1,082,573	$ 6,065	$ -	$ -	$ 1,082,573	$ 6,065
U.S. Government agency issued residential
mortgage-backed securities	71,599	1,783	15,375	115	86,974	1,898
U.S. Government agency issued commercial
mortgage-backed securities	129,940	1,084	14,385	125	144,325	1,209
Obligations of states and political subdivisions	46,798	2,151	-	-	46,798	2,151
Total	$ 1,330,910	$ 11,083	$ 29,760	$ 240	$ 1,360,670	$ 11,323

	2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$ 762,568	$ 2,447	$ -	$ -	$ 762,568	$ 2,447
U.S. Government agency issued residential
mortgage-backed securities	34,238	176	-	-	34,238	176
U.S. Government agency issued commercial
mortgage-backed securities	193,621	2,710	31,166	555	224,787	3,265
Obligations of states and political subdivisions	13,576	70	2,856	13	16,432	83
Total	$ 1,004,003	$ 5,403	$ 34,022	$ 568	$ 1,038,025	$ 5,971

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management has no intent to sell these securities until the full recovery of unrealized losses, which may be until maturity, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs.  Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded in 2016 or 2015.

(4) LOANS AND LEASES

The Company’s loan and lease portfolio is disaggregated into the following segments:  commercial and industrial; real estate; credit card; and all other.  The real estate segment is further disaggregated into the following classes:  consumer mortgage; home equity; agricultural; commercial and industrial-owner occupied; construction, acquisition and development and commercial.  A summary of gross loans and leases by segment and class at December 31, 2016 and 2015 follows:

	2016	2015

Commercial and industrial	$ 1,615,608	$ 1,752,273
Real estate
Consumer mortgages	2,643,966	2,472,202
Home equity	628,846	589,752
Agricultural	245,377	259,360
Commercial and industrial-owner occupied	1,764,265	1,617,429
Construction, acquisition and development	1,157,248	945,045
Commercial real estate	2,237,719	2,188,048
Credit cards	109,656	112,165
All other	432,827	468,052
Gross loans and leases (1)	$ 10,835,512	$ 10,404,326
Less: Unearned income	23,521	31,548
Net loans and leases	$ 10,811,991	$ 10,372,778

(1)Gross loans and leases are net of deferred fees and costs of approximately $282,000 and ($232,000) at December 31, 2016 and 2015, respectively.

The following table shows the Company’s loans and leases, net of unearned income, as of December 31, 2016 by geographical location:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 150,644	$ 194,141	$ 181,338	$ 594,016	$ 78,450	$ 122,403	$ 225,390	$ 65,913	$ 1,612,295
Real estate
Consumer mortgages	349,488	320,160	229,038	833,535	87,015	305,512	491,396	27,822	2,643,966
Home equity	98,427	44,608	71,030	230,337	22,734	145,079	15,070	1,561	628,846
Agricultural	6,579	87,424	26,624	67,797	5,481	13,482	37,950	40	245,377
Commercial and industrial-owner occupied	200,929	191,826	206,321	713,548	45,248	147,034	259,359	-	1,764,265
Construction, acquisition and development	122,912	74,124	53,071	370,193	25,741	176,539	334,668	-	1,157,248
Commercial real estate	315,091	374,388	226,718	558,378	199,968	190,228	372,948	-	2,237,719
Credit cards*	-	-	-	-	-	-	-	109,656	109,656
All other	55,318	43,212	25,540	209,058	3,511	24,898	44,829	6,253	412,619

Total	$ 1,299,388	$ 1,329,883	$ 1,019,680	$ 3,576,862	$ 468,148	$ 1,125,175	$ 1,781,610	$ 211,245	$ 10,811,991

*Credit card receivables are spread across all geographic regions but are not viewed by the Company’s management as part of the geographic breakdown.

There are no other loan and lease concentrations which exceed 10% of total loans and leases not already reflected in the preceding tables.  A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located.  The Company’s loan policy generally prohibits the use of interest reserves.  Certain of the construction, acquisition and development loans were structured with interest-only terms.  A portion of the consumer mortgage and commercial real estate portfolios were originated through the permanent financing of construction, acquisition and development loans.  Future economic distress could negatively impact borrowers’ and guarantors’ ability to repay their debt which will make more of the Company’s loans collateral dependent.

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, at December 31, 2016 and 2015:

	2016
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total	Total		Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$ 3,231	$ 1,610	$ 9,152	$ 13,993	$ 1,598,302	$ 1,612,295	$ 58
Real estate
Consumer mortgages	12,393	6,785	15,054	34,232	2,609,734	2,643,966	3,439
Home equity	2,771	670	2,959	6,400	622,446	628,846	-
Agricultural	969	354	247	1,570	243,807	245,377	-
Commercial and industrial-owner occupied	2,551	530	4,342	7,423	1,756,842	1,764,265	-
Construction, acquisition and development	2,101	440	1,443	3,984	1,153,264	1,157,248	14
Commercial real estate	312	933	11,211	12,456	2,225,263	2,237,719	-
Credit cards	466	297	501	1,264	108,392	109,656	472
All other	550	148	230	928	411,691	412,619	-
Total	$ 25,344	$ 11,767	$ 45,139	$ 82,250	$ 10,729,741	$ 10,811,991	$ 3,983

	2015
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$ 2,038	$ 817	$ 4,731	$ 7,586	$ 1,740,188	$ 1,747,774	$ 60
Real estate
Consumer mortgages	13,827	4,692	13,604	32,123	2,440,079	2,472,202	1,655
Home equity	2,589	268	1,896	4,753	584,999	589,752	-
Agricultural	176	139	-	315	259,045	259,360	-
Commercial and industrial-owner occupied	1,189	3,105	4,034	8,328	1,609,101	1,617,429	-
Construction, acquisition and development	1,017	207	2,409	3,633	941,412	945,045	-
Commercial real estate	2,840	187	6,286	9,313	2,178,735	2,188,048	-
Credit cards	420	343	323	1,086	111,079	112,165	298
All other	628	262	105	995	440,008	441,003	-
Total	$ 24,724	$ 10,020	$ 33,388	$ 68,132	$ 10,304,646	$ 10,372,778	$ 2,013

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at December 31, 2016 and 2015:

	December 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
	(In thousands)
Commercial and industrial	$ 1,562,263	$ -	$ 41,618	$ 100	$ -	$ 8,314	$ 1,612,295
Real estate
Consumer mortgages	2,579,905	522	61,602	282	-	1,655	2,643,966
Home equity	616,758	-	11,231	-	-	857	628,846
Agricultural	233,939	-	10,577	-	-	861	245,377
Commercial and industrial-owner occupied	1,705,266	3,668	47,010	-	-	8,321	1,764,265
Construction, acquisition and development	1,135,618	-	15,697	-	-	5,933	1,157,248
Commercial real estate	2,179,318	634	45,471	-	-	12,296	2,237,719
Credit cards	109,656	-	-	-	-	-	109,656
All other	405,611	-	7,008	-	-	-	412,619
Total	$ 10,528,334	$ 4,824	$ 240,214	$ 382	$ -	$ 38,237	$ 10,811,991

(1) Impaired loans are shown exclusive of accruing troubled debt restructurings and $2.2 million of non accruing TDRs.

	December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
	(In thousands)
Commercial and industrial	$ 1,721,118	$ -	$ 19,529	$ -	$ -	$ 7,127	$ 1,747,774
Real estate
Consumer mortgages	2,399,081	-	68,768	363	-	3,990	2,472,202
Home equity	577,539	-	10,418	-	-	1,795	589,752
Agricultural	250,579	-	7,909	-	-	872	259,360
Commercial and industrial-owner occupied	1,554,984	-	50,304	-	-	12,141	1,617,429
Construction, acquisition and development	920,372	-	17,090	-	-	7,583	945,045
Commercial real estate	2,124,448	-	45,658	161	-	17,781	2,188,048
Credit cards	112,165	-	-	-	-	-	112,165
All other	433,333	-	7,465	102	-	103	441,003
Total	$ 10,093,619	$ -	$ 227,141	$ 626	$ -	$ 51,392	$ 10,372,778

(1) Impaired loans are shown exclusive of accruing troubled debt restructurings and $2.6 million of non accruing TDRs.

Loans considered impaired under FASB ASC 310 are loans greater than $500,000 for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement and all loans restructured in a TDR.  The Company’s recorded investment in loans considered impaired at December 31, 2016 and 2015 was $38.2 million and $51.4 million, respectively.  At December 31, 2016 and 2015, $12.9 million and $15.0 million, respectively, of those impaired loans had a valuation allowance of $4.4 million and $2.4 million, respectively.  The remaining balance of impaired loans of $25.3 million and $36.4 million at December 31, 2016 and 2015, respectively, have sufficient collateral supporting the collection of all contractual principal and interest or were charged down to the underlying collateral’s fair value, less estimated selling costs.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as TDRs totaled $12.6 million and $12.5 million at December 31, 2016 and 2015, respectively.

The following tables provide details regarding impaired loans and leases, net of unearned income, which exclude accruing TDRs, by segment and class as of and for the year ended December 31, 2016 and 2015:

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans (1)	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 6,222	$ 11,856	$ -	$ 6,394	$ 72
Real estate
Consumer mortgages	1,655	2,305	-	1,851	22
Home equity	857	1,600	-	1,176	9
Agricultural	861	919	-	440	8
Commercial and industrial-owner occupied	8,321	9,520	-	10,314	355
Construction, acquisition and development	4,803	4,803	-	5,379	4
Commercial real estate	2,646	2,646	-	4,391	94
All other	-	-	-	-	-
Total	$ 25,365	$ 33,649	$ -	$ 29,945	$ 564

With an allowance:
Commercial and industrial	$ 2,092	$ 2,092	$ 1,837	$ 1,190	$ 20
Real estate
Consumer mortgages	-	-	-	431	-
Home equity	-	-	-	367	1
Agricultural	-	-	-	352	-
Commercial and industrial-owner occupied	-	-	-	741	-
Construction, acquisition and development	1,130	1,130	35	739	10
Commercial real estate	9,650	9,650	2,481	9,868	203
All other	-	-	-	-	-
Total	$ 12,872	$ 12,872	$ 4,353	$ 13,688	$ 234

Total:
Commercial and industrial	$ 8,314	$ 13,948	$ 1,837	$ 7,584	$ 92
Real estate
Consumer mortgages	1,655	2,305	-	2,282	22
Home equity	857	1,600	-	1,543	10
Agricultural	861	919	-	792	8
Commercial and industrial-owner occupied	8,321	9,520	-	11,055	355
Construction, acquisition and development	5,933	5,933	35	6,118	14
Commercial real estate	12,296	12,296	2,481	14,259	297
All other	-	-	-	-	-
Total	$ 38,237	$ 46,521	$ 4,353	$ 43,633	$ 798
(1)	Excludes $2.2 million of non-accruing TDRs.

(

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans (1)	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 7,055	$ 13,986	$ -	$ 3,749	$ 95
Real estate
Consumer mortgages	3,990	4,545	-	3,579	76
Home equity	1,795	1,795	-	744	7
Agricultural	322	380	-	142	6
Commercial and industrial-owner occupied	12,141	13,332	-	6,904	226
Construction, acquisition and development	5,969	6,052	-	3,553	25
Commercial real estate	5,017	6,879	-	7,944	202
All other	103	103	-	172	3
Total	$ 36,392	$ 47,072	$ -	$ 26,787	$ 640

With an allowance:
Commercial and industrial	$ 72	$ 383	$ 78	$ 3,635	$ 84
Real estate
Consumer mortgages	-	-	-	368	9
Home equity	-	-	-	668	15
Agricultural	550	550	159	47	-
Commercial and industrial-owner occupied	-	-	326	1,866	51
Construction, acquisition and development	1,614	1,614	677	300	-
Commercial real estate	12,764	13,185	1,110	3,582	44
All other	-	-	-	-	-
Total	$ 15,000	$ 15,732	$ 2,350	$ 10,466	$ 203

Total:
Commercial and industrial	$ 7,127	$ 14,369	$ 78	$ 7,384	$ 179
Real estate
Consumer mortgages	3,990	4,545	-	3,947	85
Home equity	1,795	1,795	-	1,412	22
Agricultural	872	930	159	189	6
Commercial and industrial-owner occupied	12,141	13,332	326	8,770	277
Construction, acquisition and development	7,583	7,666	677	3,853	25
Commercial real estate	17,781	20,064	1,110	11,526	246
All other	103	103	-	172	3
Total	$ 51,392	$ 62,804	$ 2,350	$ 37,253	$ 843
(1)	Excludes $2.6 million of non accruing TDRs.

The following tables provide details regarding impaired loans and leases, net of unearned income, which include accruing TDRs, by segment and class as of and for the year ended December 31, 2016 and 2015:

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 6,222	$ 11,856	$ -	$ 6,394	$ 72
Real estate
Consumer mortgages	1,655	2,305	-	1,851	22
Home equity	857	1,600	-	1,176	9
Agricultural	861	919	-	440	8
Commercial and industrial-owner occupied	8,321	9,520	-	10,314	355
Construction, acquisition and development	4,803	4,803	-	5,379	4
Commercial real estate	2,646	2,646	-	4,391	94
All other	-	-	-	-	-
Total	$ 25,365	$ 33,649	$ -	$ 29,945	$ 564
With an allowance:
Commercial and industrial	$ 12,401	$ 12,424	$ 1,938	$ 4,045	$ 160
Real estate
Consumer mortgages	2,453	2,734	300	2,241	55
Home equity	3	13	1	377	1
Agricultural	76	76	1	424	4
Commercial and industrial-owner occupied	4,937	5,406	103	4,643	124
Construction, acquisition and development	1,373	1,373	47	1,551	35
Commercial real estate	16,187	16,400	2,532	12,888	336
Credit cards	823	823	58	881	347
All other	2,890	2,927	23	1,894	78
Total	$ 41,143	$ 42,176	$ 5,003	$ 28,944	$ 1,140
Total:
Commercial and industrial	$ 18,623	$ 24,280	$ 1,938	$ 10,439	$ 232
Real estate
Consumer mortgages	4,108	5,039	300	4,092	77
Home equity	860	1,613	1	1,553	10
Agricultural	937	995	1	864	12
Commercial and industrial-owner occupied	13,258	14,926	103	14,957	479
Construction, acquisition and development	6,176	6,176	47	6,930	39
Commercial real estate	18,833	19,046	2,532	17,279	430
Credit cards	823	823	58	881	347
All other	2,890	2,927	23	1,894	78
Total	$ 66,508	$ 75,825	$ 5,003	$ 58,889	$ 1,704

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 7,055	$ 13,986	$ -	$ 3,749	$ 95
Real estate
Consumer mortgages	3,990	4,545	-	3,579	76
Home equity	1,795	1,795	-	744	7
Agricultural	322	380	-	142	6
Commercial and industrial-owner occupied	12,141	13,332	-	6,904	226
Construction, acquisition and development	5,969	6,052	-	3,553	25
Commercial real estate	5,017	6,879	-	7,944	202
All other	103	103	-	172	3
Total	$ 36,392	$ 47,072	$ -	$ 26,787	$ 640
With an allowance:
Commercial and industrial	$ 968	$ 1,294	$ 181	$ 4,251	$ 114
Real estate
Consumer mortgages	1,787	1,896	226	2,056	75
Home equity	20	30	3	674	15
Agricultural	586	586	162	56	-
Commercial and industrial-owner occupied	5,900	6,245	518	6,816	235
Construction, acquisition and development	3,328	3,328	721	1,759	42
Commercial real estate	13,616	14,250	1,217	7,802	187
Credit cards	939	939	34	1,024	102
All other	405	604	30	213	7
Total	$ 27,549	$ 29,172	$ 3,092	$ 24,651	$ 777
Total:
Commercial and industrial	$ 8,023	$ 15,280	$ 181	$ 8,000	$ 209
Real estate
Consumer mortgages	5,777	6,441	226	5,635	151
Home equity	1,815	1,825	3	1,418	22
Agricultural	908	966	162	198	6
Commercial and industrial-owner occupied	18,041	19,577	518	13,720	461
Construction, acquisition and development	9,297	9,380	721	5,312	67
Commercial real estate	18,633	21,129	1,217	15,746	389
Credit cards	939	939	34	1,024	102
All other	508	707	30	385	10
Total	$ 63,941	$ 76,244	$ 3,092	$ 51,438	$ 1,417

NPLs consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured because of the borrower's weakened financial condition. The following table presents information concerning NPLs at December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Non-accrual loans and leases	$ 71,812	$ 83,028
Loans and leases 90 days or more past due, still accruing	3,983	2,013
Restructured loans and leases still accruing	26,047	9,876
Total	$ 101,842	$ 94,917

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At December 31, 2016, the Company’s geographic NPL distribution was concentrated primarily in its Mississippi, Arkansas and Texas markets.  The following table presents the Company’s nonaccrual loans and leases by segment and class at December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Commercial and industrial	$ 13,679	$ 8,493
Real estate
Consumer mortgages	21,084	21,637
Home equity	3,817	4,021
Agricultural	1,546	921
Commercial and industrial-owner occupied	10,791	16,512
Construction, acquisition and development	7,022	9,130
Commercial real estate	13,402	21,741
Credit cards	161	188
All other	310	385
Total	$ 71,812	$ 83,028

The total amount of interest earned on NPLs was $1.9 million,  $4.7 million and $3.9 million in 2016, 2015 and 2014, respectively.  The gross interest income which would have been recorded under the original terms of those loans and leases amounted to $5.4 million,  $6.7 million and $5.3 million in 2016, 2015 and 2014, respectively.

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  Other conditions that warrant a loan being considered a TDR include reductions in interest rates to below market rates due to bankruptcy plans or by the bank in an attempt to assist the borrower in working through liquidity problems.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as non-accrual loans may generally be returned to accrual status in years after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower in accordance with the terms of the restructured loan.

The following tables summarize the financial effect of TDRs for the years ended December 31, 2016 and 2015:

	December 31, 2016
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	25	$ 14,469	$ 14,305
Real estate
Consumer mortgages	16	1,429	1,354
Home equity	1	3	3
Agricultural	2	79	79
Commercial and industrial-owner occupied	10	4,344	4,331
Commercial real estate	5	8,931	6,702
All other	8	3,622	3,608
Total	67	$ 32,877	$ 30,382

:

	December 31, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	11	$ 1,472	$ 1,452
Real estate
Consumer mortgages	21	1,230	1,144
Home equity	1	20	20
Agricultural	3	37	36
Commercial and industrial-owner occupied	13	6,357	6,329
Construction, acquisition and development	3	217	215
Commercial real estate	9	12,565	12,144
All other	7	94	88
Total	68	$ 21,992	$ 21,428

The following tables summarize TDRs modified within 2016 and 2015 for which there was a payment default during the indicated year (i.e., 30 days or more past due at any given time during 2016 or 2015):

	Year Ended December 31, 2016
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

During 2016, 2015 and 2014, the most common concessions involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan or a reduction in interest rates.

(5)  ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the changes in the allowance for credit losses for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(In thousands)
Balance at beginning of year	$ 126,458	$ 142,443	$ 153,236
Provision charged to expense	4,000	(13,000)	-
Recoveries	10,297	23,734	14,234
Loans and leases charged off	(17,019)	(26,719)	(25,027)
Balance at end of year	$ 123,736	$ 126,458	$ 142,443

The following tables summarize the changes in the allowance for credit losses by segment and class for the years ended December 31, 2016 and 2015:

	2016
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 17,583	$ (4,551)	$ 1,833	$ 4,305	$ 19,170
Real estate
Consumer mortgages	33,198	(2,687)	1,694	(1,819)	30,386
Home equity	6,949	(1,884)	506	1,603	7,174
Agricultural	2,524	(110)	175	(417)	2,172
Commercial and industrial-owner occupied	14,607	(1,095)	544	(1,157)	12,899
Construction, acquisition and development	15,925	(521)	1,373	(2,820)	13,957
Commercial real estate	25,508	(1,129)	2,411	(1,945)	24,845
Credit cards	4,047	(2,845)	850	5,735	7,787
All other	6,117	(2,197)	911	515	5,346
Total	$ 126,458	$ (17,019)	$ 10,297	$ 4,000	$ 123,736

	2015
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 21,419	$ (10,022)	$ 2,035	$ 4,151	$ 17,583
Real estate
Consumer mortgages	40,015	(3,995)	2,693	(5,515)	33,198
Home equity	9,542	(1,204)	639	(2,028)	6,949
Agricultural	3,420	(33)	384	(1,247)	2,524
Commercial and industrial-owner occupied	16,325	(1,800)	2,834	(2,752)	14,607
Construction, acquisition and development	9,885	(1,039)	11,727	(4,648)	15,925
Commercial real estate	23,562	(3,723)	1,656	4,013	25,508
Credit cards	6,514	(2,632)	658	(493)	4,047
All other	11,761	(2,271)	1,108	(4,481)	6,117
Total	$ 142,443	$ (26,719)	$ 23,734	$ (13,000)	$ 126,458

The following tables provide the allowance for credit losses by segment and class based on impairment status at December 31, 2016 and 2015:

	December 31, 2016
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$ 8,314	$ 1,837	$ 17,333	$ 19,170
Real estate
Consumer mortgages	1,655	-	30,386	30,386
Home equity	857	-	7,174	7,174
Agricultural	861	-	2,172	2,172
Commercial and industrial-owner occupied	8,321	-	12,899	12,899
Construction, acquisition and development	5,933	35	13,922	13,957
Commercial real estate	12,296	2,481	22,364	24,845
Credit cards	-	-	7,787	7,787
All other	-	-	5,346	5,346
Total	$ 38,237	$ 4,353	$ 119,383	$ 123,736

	December 31, 2015
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$ 7,127	$ 78	$ 17,505	$ 17,583
Real estate
Consumer mortgages	3,990	-	33,198	33,198
Home equity	1,795	-	6,949	6,949
Agricultural	872	159	2,365	2,524
Commercial and industrial-owner occupied	12,141	326	14,281	14,607
Construction, acquisition and development	7,583	677	15,248	15,925
Commercial real estate	17,781	1,110	24,398	25,508
Credit cards	-	-	4,047	4,047
All other	103	-	6,117	6,117
Total	$ 51,392	$ 2,350	$ 124,108	$ 126,458

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.  As a result of the Company individually evaluating loans of $500,000 or greater for impairment, further review of remaining loans collectively, as well as the corresponding potential allowance, would be immaterial in the opinion of management.

(6)  OTHER REAL ESTATE OWNED

The following table presents the activity in OREO for the years ended December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Balance at beginning of year	$ 14,759	$ 33,984
Additions to foreclosed properties
New foreclosed properties	9,752	7,422
Reductions in foreclosed properties
Sales including realized gains and losses, net	(14,183)	(20,649)
Writedowns for unrealized losses	(2,518)	(5,998)
Balance at end of year	$ 7,810	$ 14,759

Substantially all of these amounts related to construction, acquisition and development projects that were either completed or were in various stages of construction during the year presented.  The following table presents the OREO by collateral type at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)
Commercial and industrial	$-	$84
Real estate
Consumer mortgages	857	2,477
Home equity	39	101
Agricultural	22	25
Commercial and industrial-owner occupied	1,958	1,074
Construction, acquisition and development	3,746	10,212
Commercial real estate	1,128	678
All other	60	108
Total	$7,810	$14,759

The Company incurred total foreclosed property expenses of $4.4 million, $7.4 million and $17.1 million in 2016, 2015 and 2014, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $3.0 million,  $5.7 million and $14.5 million in 2016, 2015 and 2014, respectively.

(7)  PREMISES AND EQUIPMENT

A summary by asset classification at December 31, 2016 and 2015 follows:

	Estimated
	Useful Life
	(Years)	2016	2015
		(In thousands)
Land	N/A	$ 78,941	$ 78,908
Buildings and improvements	10-40	337,216	335,304
Leasehold improvements	10-39	10,603	10,795
Equipment, furniture and fixtures	3-12	291,842	279,854
Construction in progress	N/A	20,365	21,123
Subtotal		738,967	725,984
Accumulated depreciation and amortization		433,406	417,859
Premises and equipment, net		$ 305,561	$ 308,125

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present the changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2016 and 2015:

2016
	Community	Insurance
	Banking	Agencies	Total
(In thousands)
Balance as of January 1, 2016	$ 217,618	$ 73,880	$ 291,498
Goodwill recorded during the year	-	9,300	9,300
Balance as of December 31, 2016	$ 217,618	$ 83,180	$ 300,798

2015
	Community	Insurance
	Banking	Agencies	Total
(In thousands)
Balance as of January 1, 2015	$ 217,618	$ 73,880	$ 291,498
Goodwill recorded during the year	-	-	-
Balance as of December 31, 2015	$ 217,618	$ 73,880	$ 291,498

The goodwill recorded in the Company’s Insurance Agencies reporting segment during 2016 was related to  insurance agencies acquired during the second quarter and fourth quarter of 2016.  No additional goodwill was recorded during 2015.

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company performed a qualitative assessment of whether it was more likely than not that a reporting unit’s fair value was less than its carrying value during the fourth quarter of 2016.  Based on this assessment, it was determined that each of the Company’s reporting segment’s fair value exceeded their carrying value.  Therefore, the two-step quantitative goodwill impairment test was not deemed necessary and no goodwill impairment was recorded during 2016. The Company’s annual goodwill impairment evaluation for 2015 also indicated no impairment of goodwill for its reporting segments.  The Company will continue to test reporting segment goodwill for potential impairment on an annual basis in the Company’s fourth quarter, or sooner if a goodwill impairment indicator is identified.

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

The following tables present information regarding the components of the Company’s other identifiable intangible assets as of December 31, 2016 and 2015 and for the three-year period ended December 31, 2016:

	December 31, 2016		December 31, 2015
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$ 27,801	$ 23,721	$ 27,801	$ 23,269
Customer relationship intangibles	46,568	30,406	49,639	34,922
Non-solicitation intangibles	1,850	886	1,650	1,042
Total	$ 76,219	$ 55,013	$ 79,090	$ 59,233

Unamortized intangible assets:
Trade names	$ 688	$ -	$ 688	$ -

	Year Ended
	December 31,
	2016	2015	2014
Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$ 452	$ 487	$ 526
Customer relationship intangibles	2,890	3,101	3,492
Non-solicitation intangibles	294	375	425
Total	$ 3,636	$ 3,963	$ 4,443

The following table presents information regarding estimated amortization expense of the Company’s amortizable identifiable intangible assets for the year ending December 31, 2017, and the succeeding four years:

	Core	Customer	Non-
	Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
Estimated amortization expense:	(In thousands)

For the year ending December 31, 2017	$ 419	$ 3,147	$ 448	$ 4,014
For the year ending December 31, 2018	390	2,696	419	3,505
For the year ending December 31, 2019	363	2,298	97	2,758
For the year ending December 31, 2020	340	1,844	-	2,184
For the year ending December 31, 2021	251	1,591	-	1,842

(9) TIME DEPOSITS AND SHORT-TERM DEBT

Certificates of deposit and other time deposits of $100,000 or more amounting to $969.6 million and $910.2 million were outstanding at December 31, 2016 and 2015, respectively.  Total interest expense relating to certificates of deposit and other time deposits of $100,000 or more totaled $8.7 million, $8.7 million and $11.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

For time deposits with a remaining maturity of more than one year at December 31, 2016, the aggregate amount of time deposits maturing in each of the following five years is presented in the following table:

Maturing in	Amount
(In thousands)
2018	$ 274,928
2019	181,176
2020	181,906
2021	230,580
2022	111
Thereafter	-
Total	$ 868,701

The following tables present information relating to short-term debt for the years ended December 31, 2016, 2015 and 2014:

	2016
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$ -	-%	$ 1,678	0.51%	$ -
Securities sold under agreement to repurchase	454,002	0.26	449,672	0.15	562,614
Short-term FHLB advances	92,000	0.55	4,658	0.44	92,000
Total	$ 546,002		$ 456,008		$ 654,614

	2015
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$ -	-%	$ 10,066	0.17%	$ 25,000
Securities sold under agreement to repurchase	405,937	0.12	416,172	0.09	558,107
Short-term FHLB advances	62,000	0.31	45,122	0.37	224,500
Total	$ 467,937		$ 471,360		$ 807,607

	2014
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$ -	-%	$ 4,247	0.18%	$ 10,000
Securities sold under agreement to repurchase	388,166	0.08	436,875	0.07	569,163
Short-term FHLB advances	3,500	4.83	3,108	2.60	3,500
Total	$ 391,666		$ 444,230		$ 582,663

Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale.  Federal Reserve discount window borrowings generally mature within 90 days following the date of purchase and short-term FHLB borrowings generally mature within 30 days following the date of purchase.  At December 31, 2016, the Bank had established non-binding federal funds borrowing lines of credit with other banks aggregating $795.0 million.

(10) LONG-TERM DEBT

The Bank has entered into a blanket floating lien security agreement with the FHLB of Dallas.  Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (i.e., unpaid principal balance) of the Bank’s eligible mortgage loans pledged as collateral or 35% of the Bank’s assets.  At December 31, 2016, there were no call features on long-term FHLB borrowings.

At December 31, 2016, long term debt was repayable as follows:

Final due date	Interest rate	Amount
(In thousands)
2018	variable	$ 500,000
2019	4.08%	30,000
Total		$ 530,000

On August 8, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as a lender and administrative agent, and First Tennessee Bank, National Association, as a lender. The Credit Agreement included an unsecured revolving loan of up to $25.0 million that terminated and the outstanding balance of which was payable in full on August 8, 2015, which the bank did not renew, and an unsecured multi-draw term loan of up to $60.0 million, which commitment terminated on February 28, 2014.  The proceeds from the term loan were used to repurchase trust preferred securities.  All principal and interest due under the Credit Agreement were repaid in full in October 2016.

The Company had no long-term borrowings from U.S. Bank and long-term borrowings from the FHLB totaling $530.0 million at December 31, 2016.  The Company had long-term borrowings from U.S. Bank totaling $39.8 million and long-term borrowings from the FHLB totaling $30.0 million at December 31, 2015.

(11) JUNIOR SUBORDINATED DEBT SECURITIES

Pursuant to the merger with Business Holding Corporation on December 31, 2004, the Company assumed the liability for $6.2 million in Junior Subordinated Debt Securities issued to Business Holding Company Trust I, a statutory trust.  Business Holding Company Trust I used the proceeds from the issuance of 6,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities.  The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 2.85%.  The Company redeemed the $6.2 million in Junior Subordinated Debt Securities and the $6.0 million of related trust preferred securities issued to Business Holding Company Trust I at par on January 9, 2017.

 Pursuant to the merger with American State Bank Corporation on December 1, 2005, the Company assumed the liability for $6.7 million in Junior Subordinated Debt Securities issued to American State Capital Trust I, a statutory trust.  American State Capital Trust I used the proceeds from the issuance of 6,500 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities.  The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.80%.  The Company redeemed the $6.7 million in Junior Subordinated Debt securities and the $6.5 million of related trust preferred securities issued to American State Capital Trust I at par on January 9, 2017.

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

Pursuant to the merger with City Bancorp on March 1, 2007, the Company also assumed the liability for $10.3 million in Junior Subordinated Debt Securities issued to City Bancorp Preferred Trust I, a statutory trust.  City Bancorp Preferred Trust I used the proceeds from the issuance of 10,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities.  The Company redeemed the $10.3 million in Junior Subordinated Debt Securities and the $10.0 million of related trust preferred securities at par on December 14, 2016.

(12) INCOME TAXES

Total income taxes for the years ended December 31, 2016, 2015 and 2014 were allocated as follows:

	2016	2015	2014
	(In thousands)
Income tax expense	$ 63,716	$ 59,248	$ 50,652
Shareholders' equity for other comprehensive income (loss)	(5,655)	1,145	(8,481)
Shareholders' equity for stock option plans	(1,484)	(1,079)	(1,856)
Total	$ 56,577	$ 59,314	$ 40,315

The components of income tax expense attributable to operations were as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Current:	(In thousands)
Federal	$ 46,836	$ 62,369	$ 51,014
State	6,359	8,235	7,201
Deferred:
Federal	9,361	(10,391)	(6,870)
State	1,160	(965)	(693)
Total	$ 63,716	$ 59,248	$ 50,652

During 2016 and 2015, the Company recognized certain tax benefits related to stock options in the amount of $1.5 million and $1.1 million, respectively.  Such benefits were recorded as a reduction of income taxes payable and an increase in capital surplus.

During 2016 and 2015, the Company reversed the deferred tax asset associated with stock options expiring during the current period in the amount of approximately $400,000 and $1.6 million, respectively.  The reversal was recorded as a reduction of deferred tax assets and a reduction in capital surplus.

Income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes resulting from the following:

	2016	2015	2014
	(In thousands)
Tax expense at statutory rates	$ 68,755	$ 65,359	$ 58,591
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	4,875	4,709	4,230
Tax-exempt interest revenue	(6,269)	(6,881)	(7,371)
Tax-exempt earnings on life insurance	(2,655)	(2,589)	(3,076)
Deductible dividends paid on 401(k) plan	(737)	(617)	(458)
Tax credits	(1,999)	(1,871)	(1,771)
Penalties	1,065	1	-
Meals and entertainment	469	481	486
Other, net	212	656	21
Total	$ 63,716	$ 59,248	$ 50,652

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 were as follows:

	2016	2015
Deferred tax assets:	(In thousands)
Loans, principally due to allowance for credit losses	$ 46,721	$ 47,825
Other real estate owned	989	3,069
Mark to market - securities	4,153	4,160
Accrued liabilities, principally due to
compensation arrangements and vacation accruals	15,149	24,153
Other	84	106
Unrecognized pension expense	35,407	34,654
Total gross deferred tax assets	102,503	113,967
Less: valuation allowance	-	-
Deferred tax assets	$ 102,503	$ 113,967
Deferred tax liabilities:
Lease transactions	$ 14,302	$ 18,868
Employment benefits	1,382	736
Premises and equipment, principally due
to differences in depreciation	17,418	19,294
Mortgage servicing rights	24,638	21,652
Intangible assets	11,972	11,310
Investments, principally due to interest income recognition	1,974	2,387
Deferred loan points	6,065	4,785
Other assets, principally due to expense recognition	9	9
Unrealized net gains on available-for-sale securities	3,861	8,764
Total gross deferred tax liabilities	81,621	87,805
Net deferred tax assets	$ 20,882	$ 26,162

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2016.

There was no activity in unrecognized tax benefits for 2016, 2015 and 2014.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as a component of other noninterest expense.  The Company accrued no interest for 2016, 2015, 2014.

Management does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company is subject to taxation in the United States and various states and local jurisdictions.  The Company files a consolidated United States federal return.  Based on the laws of the applicable state where the Company conducts business operations, the Company and its applicable subsidiaries either file a consolidated, combined or separate return.  The tax years that remain open for examination for the Company’s major jurisdictions of the United States – federal, Mississippi, Arkansas, Tennessee, Alabama, Louisiana, Texas and Missouri - are 2013, 2014 and 2015.

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

The Company measured benefit obligations using the most recent RP-2014 mortality tables and MP-2016 mortality improvement scale in selecting mortality assumptions as of December 31, 2016.

The Company uses a December 31 measurement date for its pension and other benefit plans.

A summary of the three defined benefit retirement plans at and for the years ended December 31, 2016, 2015 and 2014 follows:

	Pension Benefits
	2016	2015	2014
Change in benefit obligations:	(In thousands)
Projected benefit obligations at beginning of year	$ 259,511	$ 263,497	$ 201,696
Service cost	8,852	10,460	8,936
Interest cost	9,364	10,351	9,358
Actuarial (gain) loss	9,302	(14,308)	53,131
Benefits paid	(10,343)	(10,078)	(9,029)
Administrative expenses paid	(702)	(411)	(595)
Projected benefit obligations at end of year	$ 275,984	$ 259,511	$ 263,497
Change in plans' assets:
Fair value of plans' assets at beginning of year	$ 195,019	$ 201,352	$ 196,447
Actual return on assets	11,745	1,761	12,525
Employer contributions	19,395	2,395	2,004
Benefits paid	(10,343)	(10,078)	(9,029)
Administrative expenses paid	(702)	(411)	(595)
Fair value of plans' assets at end of year	$ 215,114	$ 195,019	$ 201,352
Funded status:
Projected benefit obligations	$ (275,984)	$ (259,511)	$ (263,497)
Fair value of plans' assets	215,114	195,019	201,352
Net amount recognized	$ (60,870)	$ (64,492)	$ (62,145)

Amounts recognized in the consolidated balance sheets consisted of:

	Pension Benefits
	2016	2015	2014
	(In thousands)
Prepaid benefit cost	$ 57,048	$ 50,724	$ 64,838
Accrued benefit liability	(25,352)	(24,617)	(23,902)
Accumulated other comprehensive
loss adjustment	(92,566)	(90,599)	(103,081)
Net amount recognized	$ (60,870)	$ (64,492)	$ (62,145)

Pre-tax amounts recognized in accumulated other comprehensive loss consisted of:

	December 31,
	2016	2015
	(In thousands)

Net prior service benefit	$ (3,162)	$ (3,880)
Net actuarial loss	95,728	94,479
Total accumulated other comprehensive loss	$ 92,566	$ 90,599

The net prior service benefit and net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are approximately ($743,000) and $6.9 million, respectively.  No further transition obligation remains to be amortized.

The components of net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Pension Benefits
	2016	2015	2014
Components of net periodic benefit cost:	(In thousands)
Service cost	$ 8,852	$ 10,460	$ 8,936
Interest cost	9,364	10,351	9,358
Expected return on assets	(10,453)	(10,775)	(10,534)
Amortization of unrecognized transition amount	-	-	18
Recognized prior service benefit	(718)	(718)	(768)
Recognized net loss	6,761	7,905	3,702
Net periodic benefit cost	$ 13,806	$ 17,223	$ 10,712

The weighted-average assumptions used to determine benefit obligations at December 31, 2016 and 2015 were as follows:

	Basic Plan		Restoration Plan		Supplemental Plan
	2016	2015	2016	2015	2016	2015
Discount rate	4.10%	4.44%	3.94%	4.20%	3.35%	3.40%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Basic Plan
	2016	2015	2014
Discount rate	4.44%	4.10%	4.90%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	5.50%	5.50%	5.50%

	Restoration Plan
	2016	2015	2014
Discount rate	4.20%	3.90%	4.50%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	N/A	N/A	N/A

	Supplemental Plan
	2016	2015	2014
Discount rate	3.40%	3.10%	3.65%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	N/A	N/A	N/A

The following table presents information related to the defined benefit plans that had accumulated benefit obligations in excess of plan assets at December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Projected benefit obligation	$ 275,984	$ 259,511
Accumulated benefit obligation	274,326	252,949
Fair value of assets	215,114	195,019

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

In 2016, the Company changed the method it uses to estimate the service and interest cost components of net periodic benefit cost for the defined benefit pension plans. Historically, the Company estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company has made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change does not affect the measurement of the total benefit obligations as the change in the service cost and interest cost is completely offset in the actuarial (gain) loss reported. The Company has  accounted for this change as a change in estimate and, accordingly, has accounted for it prospectively starting in 2016. The discount rates that the Company used to measure service and interest cost during 2016 were 4.62% and 3.77% for the Basic Plan, 4.46% and 3.45% for the Restoration Plan and 3.84% and 2.69% for the Supplemental Plan. The discount rates that the Company measured at year end and would have been used for service and interest cost under the prior estimation technique were 4.45% for the Basic Plan, 4.20% for the Restoration Plan and 3.40% for the Supplemental Plan. The reductions in service cost and interest cost for 2016 associated with this change in estimate for the three plans are $648,000 and $1,710,000, respectively. The diluted earnings per share impact for 2016 of this change in estimate is $0.02.

The Company’s pension plan weighted-average asset allocations at December 31, 2016 and 2015 and the Company’s target allocations for 2017, by asset category, were as follows:

	Plan assets at December 31		Target for
Asset category:	2016	2015	2017

Equity securities	42%	33%	45%
Debt securities	53%	66%	55%
Cash and equivalents	5%	1%	0%
Total	100%	100%

Equity securities held in the Basic Plan included shares of the Company’s common stock with a fair value of $2.6 million (1.19% of total plan assets) and $2.0 million (1.01% of total plan assets) at December 31, 2016 and 2015, respectively.  An analysis by management is performed annually to determine whether the Company will make a contribution to the Basic Plan.

The following table presents information regarding expected future benefit payments, which reflect expected service, as appropriate:

Pension
Benefits
Expected future benefit payments:	(In thousands)
2017	$ 13,248
2018	14,733
2019	15,613
2020	15,567
2021	16,383
2022-2026	83,353

The following table presents the fair value of each major category of plan assets held in the Basic Plan at December 31, 2016 and 2015:

	Pension Benefits
	2016	2015
Investments, at fair value:	(In thousands)
Cash	$ 4,650	$ -
U.S. agency debt obligations	43,533	65,406
Mutual funds	132,580	118,313
Common stock of BancorpSouth, Inc.	2,554	1,974
Money market funds	6,045	1,761
Brokered certificates of deposit	25,166	6,957
Total investments, at fair value	214,528	194,411
Accrued interest and dividends	586	608
Fair value of plan assets	$ 215,114	$ 195,019

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

The following tables set forth by level, within the FASB ASC 820, Fair Value Measurement (“FASB ASC 820”), fair value hierarchy, the plan investments at fair value as of December 31, 2016 and 2015:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash	$ 4,650	$ -	$ -	$ 4,650
U.S. agency debt obligations	-	43,533	-	43,533
Mutual funds	132,580	-	-	132,580
Common stock of BancorpSouth, Inc.	2,554	-	-	2,554
Money market funds	-	6,045	-	6,045
Brokered certificates of deposit	-	25,166	-	25,166
Total	$ 139,784	$ 74,744	$ -	$ 214,528

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. agency debt obligations	$ -	$ 65,406	$ -	$ 65,406
Mutual funds	118,313	-	-	118,313
Common stock of BancorpSouth, Inc.	1,974	-	-	1,974
Money market funds	-	1,761	-	1,761
Brokered certificates of deposit	-	6,957	-	6,957
Total	$ 120,287	$ 74,124	$ -	$ 194,411

There were no transfers between Levels of the fair value hierarchy in 2016 or 2015.

The following investments represented 5% or more of the total plan asset value as of December 31, 2016:

2016
(In thousands)
Fidelity Advisor New Insights Institutional Fund	$ 15,411
Fidelity Total Bond	10,733
Franklin Mutual Discovery Z Fund	12,450
T. Rowe Price Growth Stock Fund	11,080
Pioneer Multi-Asset Floating Rate Fund	24,662

The Company has a defined contribution plan (commonly referred to as a “401(k) Plan”).  Pursuant to the 401(k) Plan, employees may contribute a portion of their compensation, as set forth in the 401(k) Plan, subject to the limitations as established by the Code.  Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company.  Employer contributions were $10.7 million,  $10.2 million and $9.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(14) FAIR VALUE DISCLOSURES

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

Available-for-sale securities.  Available-for-sale securities are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  The Company’s available-for-sale securities that are traded on an active exchange, such as the NYSE, are classified as Level 1.  Available-for-sale securities valued using matrix pricing are classified as Level 2.  Available-for-sale securities valued using matrix pricing that has been adjusted to compensate for the present value of expected cash flows, market liquidity, credit quality and volatility are classified as Level 3.

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

Derivative instruments.  The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  Fair value of these derivative instruments is measured on a recurring basis using recent observable market prices.  The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates ranging from 2.1% to 4.4%.  The Company also considers the associated counterparty credit risk when determining the fair value of these instruments.  The Company’s interest rate swaps, commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,789,427	$ -	$ 1,789,427
U.S. Government agency issued residential
mortgage-back securities	-	176,243	-	176,243
U.S. Government agency issued commercial
mortgage-back securities	-	172,279	-	172,279
Obligations of states and political
subdivisions	-	360,005	-	360,005
Other	1,218	32,504	-	33,722
Mortgage servicing rights	-	-	65,263	65,263
Derivative instruments	-	-	15,761	15,761
Loans held for sale	-	166,927	-	166,927
Total	$ 1,218	$ 2,697,385	$ 81,024	$ 2,779,627
Liabilities:
Derivative instruments	$ -	$ -	$ 9,623	$ 9,623

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,244,640	$ -	$ 1,244,640
U.S. Government agency issued residential
mortgage-back securities	-	140,540	-	140,540
U.S. Government agency issued commercial
mortgage-back securities	-	260,693	-	260,693
Obligations of states and political
subdivisions	-	417,499	-	417,499
Other	776	18,181	-	18,957
Mortgage servicing rights	-	-	57,268	57,268
Derivative instruments	-	-	19,508	19,508
Loans held for sale	-	157,907	-	157,907
Total	$ 776	$ 2,239,460	$ 76,776	$ 2,317,012
Liabilities:
Derivative instruments	$ -	$ -	$ 16,251	$ 16,251

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2016 and 2015:

Mortgage
	Servicing	Derivative
	Rights	Instruments
(In thousands)
Balance at December 31, 2015	$ 57,268	$ 3,257
Total net gains for the year included in:
Net (loss) gain	(6,711)	2,881
Other comprehensive income	-	-
Additions	14,706	-
Transfers in and/or out of Level 3	-	-
Balance at December 31, 2016	$ 65,263	$ 6,138
Net unrealized gains (losses) included in net income for the
year relating to Level 3 assets and liabilities at December 31, 2016	$ 1,526	$ 2,881

Mortgage
	Servicing	Derivative
	Rights	Instruments
(In thousands)
Balance at December 31, 2014	$ 51,296	$ 623
Total net gains for the year included in:
Net (loss) gain	(8,167)	2,634
Other comprehensive income	-	-
Additions	14,139	-
Transfers in and/or out of Level 3	-	-
Balance at December 31, 2015	$ 57,268	$ 3,257
Net unrealized gains (losses) included in net income for the
year relating to Level 3 assets and liabilities at December 31, 2015	$ (1,161)	$ 2,634

The Company had no purchases or settlements during 2016 and 2015.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015:

	December 31, 2016				Year ended
					December 31, 2016
	Level 1	Level 2	Level 3	Total	Net Losses
Assets:	(In thousands)
Impaired loans	-	-	$38,237	$38,237	$(2,560)
Other real estate owned	-	-	7,810	7,810	(653)

	December 31, 2015				Year ended
					December 31, 2015
	Level 1	Level 2	Level 3	Total	Net Losses
Assets:	(In thousands)
Impaired loans	-	-	$51,392	$51,392	$(12,323)
Other real estate owned	-	-	14,759	14,759	(2,543)

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments (“FASB ASC 825”), requires that the Company disclose estimated fair values for its financial instruments.  Fair value estimates, methods and assumptions that are used by the Company in estimating fair values of financial instruments and that are not disclosed above in this Note 14 are set forth below.

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

Lending Commitments.  The Company’s lending commitments are negotiated at prevailing market rates and are relatively short-term in nature.  As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time.  Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements.  The Company’s lending commitments are classified as Level 2.  The Company’s off-balance sheet commitments, including letters of credit, which totaled $88.2 million at December 31, 2016, are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.  See Note 23, Commitments and Contingent Liabilities, for additional information regarding lending commitments.

The following table presents carrying and fair value information of financial instruments at December 31, 2016 and 2015:

	2016		2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:	(In thousands)
Cash and due from banks	$ 184,152	$ 184,152	$ 154,192	$ 154,192
Interest bearing deposits with other banks	38,813	38,813	43,777	43,777
Available for sale securities	2,531,676	2,531,676	2,082,329	2,082,329
Net loans and leases	10,688,255	10,692,820	10,246,320	10,331,043
Loans held for sale	166,927	166,927	157,907	157,907

Liabilities:
Noninterest bearing deposits	3,250,537	3,250,537	3,031,528	3,031,528
Savings and interest bearing deposits	6,596,289	6,596,289	6,446,142	6,446,142
Other time deposits	1,841,315	1,857,506	1,853,491	1,867,034
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	546,002	545,002	467,946	467,263
Long-term debt and other borrowings	542,888	547,273	92,973	98,502

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	2,903	2,903	109	109
Commitments to fund fixed rate
mortgage loans	3,362	3,362	3,390	3,390
Interest rate swap position to receive	9,061	9,061	15,614	15,614
Interest rate swap position to pay	(9,175)	(9,175)	(15,856)	(15,856)

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

FASB ASC 718 requires that compensation expense be measured using estimates of fair value of all stock-based awards.  Compensation expense arising from stock options that has been charged against income for the Plans was approximately $22,000 and approximately $843,000 for 2015 and 2014, respectively.  As of December 31, 2015, there was no unrecognized compensation cost related to nonvested stock options.  No stock options were granted during 2016,  2015 or 2014.

The following tables present the stock option activity under the Plans as of December 31, 2016, 2015 and 2014 and changes during the years then ended:

	2016
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	(In thousands)
Options
Outstanding at January 1, 2016	265,398	$ 19.43
Exercised	(146,396)	18.94
Expired	(41,700)	24.66
Outstanding at December 31, 2016	77,302	$ 17.54	1.0	$ 1,045

Exercisable at December 31, 2016	77,302	$ 17.54	1.0	$ 1,045

	2015
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	(In thousands)
Options
Outstanding at January 1, 2015	1,056,977	$ 20.67
Exercised	(520,538)	20.06
Cancelled or forfeited	(237,286)	23.22
Expired	(33,755)	21.93
Outstanding at December 31, 2015	265,398	$ 19.43	1.4	$ 1,268

Exercisable at December 31, 2015	265,398	$ 19.43	1.4	$ 1,268

	2014
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	(In thousands)
Options
Outstanding at January 1, 2014	1,884,318	$ 19.69
Exercised	(662,721)	17.32
Cancelled or forfeited	(19,500)	20.26
Expired	(145,120)	23.26
Outstanding at December 31, 2014	1,056,977	$ 20.67	1.8	$ 2,672

Exercisable at December 31, 2014	977,491	$ 21.38	1.7	$ 1,831

As of December 31, 2015, the Company had no nonvested options.  No changes to vested options were made during 2016.

The intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was approximately $798,000, $2.5 million and $4.6 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2016:

	Options Outstanding and Exercisable
Range of	Number	Weighted-Avg	Weighted-Avg
Exercise Prices	Outstanding	Remaining Life (years)	Exercise Price

$11.93 to $12.59	24,402	2.1	$ 11.93
$12.60 to $18.86	20,500	0.9	13.25
$18.87 to $24.47	32,400	0.3	24.47
$10.07 to $25.31	77,302	1.0	$ 17.54

The Company’s Long-Term Equity Incentive plan allows for the issuance of performance shares.  Performance shares entitle the recipient to receive shares of the Company’s common stock upon the achievement of performance goals that are specified in the award over a specified performance period.  The recipient of performance shares is not treated as a shareholder of the Company and is not entitled to vote or receive dividends until the performance conditions stated in the award are satisfied and the shares of stock are actually issued to the recipient.  In January 2012, the Company granted 103,055 performance shares to employees for the two-year performance period from January 1, 2012 through December 31, 2013.  In January 2013, the Company granted 83,620 performance shares to employees for the two-year performance period from January 1, 2013 through December 31, 2014.  In January 2014, the Company granted 57,550 performance shares to employees for the two-year performance period from January 1, 2014 through December 31, 2015.  In January 2015, the Company granted 84,494 performance shares to employees for the two-year performance period from January 1, 2015 through December 31, 2016.  In January 2016, the Company granted 99,277 performance shares to employees for the two-year performance period from January 1, 2016 through December 31, 2017.  All of these performance shares vest over a three-year period and are valued at the fair value of the Company’s stock at the grant date based upon the estimated number of shares expected to vest.  Compensation expense of approximately $153,000 was recognized in 2014 related to the 2012 grant of performance shares.  Compensation expense of approximately $458,000 and $477,000 was recognized in 2015 and 2014, respectively, related to the 2013 grant of performance shares.  Compensation expense of approximately $575,000,  $842,000 and $500,000 was recognized in 2016, 2015 and 2014, respectively, related to the 2014 grant of performance shares. Compensation expense of $1.0 million and $1.3 million was recognized in 2016 and 2015 related to the 2015 grant of performance shares.  Compensation expense of $210,000 was recognized in 2016 related to the 2016 grant of  performance shares.

In May 2013, the Company awarded 7,500 restricted stock units covering 7,500 shares of Company common stock to its directors with the shares of stock covered by this award issued to the directors in May 2014.  In May 2014 the Company awarded 19,500 restricted stock units covering 19,500 shares of Company common stock to its directors with the shares of stock covered by the award to be issued to the directors in May 2015. In May 2015, the Company awarded 24,750 restricted stock units covering 24,750 shares of Company common stock to its directors with the shares of stock covered by the award to be issued to the directors in May 2016. In May 2016, the Company awarded 27,024 restricted stock units covering 27,024 shares of the Company common stock to its directors with the shares of stock covered by this award to be issued to the directors in May 2017.  Compensation expense of approximately $622,000,  $510,000, and $330,000 was recognized in 2016,  2015, and 2014, respectively, related to the restricted stock units issued to the Company’s directors.

In June 2012, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 60,000 restricted stock units covering 60,000 shares of Company common stock to senior executives with the shares of stock covered by this award to be issued to the senior executives equally beginning in June 2013 over a five-year period.  Compensation expense of approximately $37,000,  $107,000 and $180,000 was recognized in 2016, 2015 and 2014 related to the restricted stock units issued to the Company’s senior executives.

In November 2012, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 24,083 shares of restricted stock to a senior executive with the shares of stock covered by this award to be issued to the senior executive in November 2017.  Compensation expense of approximately $63,000, $63,000 and $63,000 was recorded in 2016, 2015 and 2014, respectively, related to the restricted stock issued to the Company’s senior executive.  Also in November 2012, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 88,232 shares of restricted stock to a senior executive, with the shares of stock covered by this award to be issued to the senior executive in January 2015.  Compensation expense of approximately $554,000 was recorded in 2014 related to the restricted stock issued to the Company’s senior executive.

In March 2013, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 592,500 shares of restricted stock to employees, with the shares of stock covered by this award to be issued to employees in May 2018.  Compensation expense of $1.5 million, $1.5 million and $1.7 million was recorded in 2016, 2015 and 2014, respectively, related to the restricted stock issued to the Company’s employees.  Also in March 2013, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 21,341 shares of restricted stock to a senior executive with the shares of stock covered by this award to be issued to the senior executive equally beginning in March 2014 over a three-year period.  Compensation expense of approximately $10,000, $54,000 and $126,000 was recorded in 2016, 2015 and 2014, respectively, related to the restricted stock issued to the Company’s senior executive.

In 2014, at various dates, pursuant to the Long-term Equity Incentive Plan, the Company awarded a total of 349,900 shares of restricted stock to employees with 64,500 shares vesting in February 2015, 51,500 shares vesting in February 2018, 207,650 shares vesting in May 2019 and 26,250 shares vesting in May 2020.  Compensation expense of $1.2 million $1.3 million and $2.2 million was recorded in 2016, 2015 and 2014, respectively, related to these 2014 restricted stock awards issued to the Company’s employees.

In 2015, at various dates, pursuant to the Long-term Equity Incentive Plan, the Company awarded a total of 273,269 shares of restricted stock to employees with 8,700 shares vesting in May 2018, 6,500 shares vesting in May 2019, and 258,069 shares vesting in May 2020.  Compensation expense of $1.2 million and $1.0 million was recorded in 2016 and 2015 related to these 2015 restricted stock awards issued to the Company’s employees.

In 2016, at various dates, pursuant to the Long-term Equity Incentive Plan, the Company awarded a total of 297,251 shares of restricted stock to employees with 16,750 shares vesting in May 2019, 203,000 shares vesting in May 2021, and 77,500 shares vesting in May 2023.  Compensation expense of $1.0 million was recorded in 2016 related to these 2016 restricted stock awards issued to the Company’s employees.

As of December 31, 2016, there was $14.4 million of unrecognized compensation cost related to unvested restricted stock compensation that is expected to be recognized over a weighted average period of 3.6 years.

The following table summarizes the Company’s restricted stock activity for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016		2015		2014
		Weighted Average		Weighted Average		Weighted Average
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
		Fair Value		Fair Value		Fair Value
Nonvested at beginning of year	1,075,543	$ 19.63	1,005,892	$ 18.78	716,156	$ 15.86

Granted	297,251	22.45	273,269	23.16	349,900	23.17

Forfeited	(17,253)	20.06	(43,772)	19.28	(53,050)	18.18

Vested	(7,113)	16.38	(159,846)	22.48	(7,114)	13

Nonvested at end of year	1,348,428	$ 20.27	1,075,543	$ 19.63	1,005,892	$ 18.78

The following table presents information regarding the vesting of the Company’s nonvested restricted stock at December 31, 2016:

Vesting in	Number of Shares
2017	24,083
2018	566,700
2019	211,700
2020	268,355
2021	200,090
2022	-
2023	77,500
Total Nonvested Shares	1,348,428

(16) EARNINGS PER SHARE AND DIVIDEND DATA

Basic earnings per share (“EPS”) are calculated using the two-class method.  The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic EPS.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase approximately 9,450, approximately 32,000 and 67,000 shares of Company common stock with a weighted average exercise price of $25.31,  $25.31 and $24.89 per share for 2016, 2015 and 2014, respectively, were excluded from diluted shares.  There were no antidilutive other equity awards for 2016, 2015 and 2014.

The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2016, 2015 and 2014:

	2016
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:	(In thousands, except per share amounts)
Income available to common shareholders	$ 132,728	94,219	$ 1.41
Effect of dilutive stock options	-	236

Diluted EPS:
Income available to common shareholders
plus assumed exercise	$ 132,728	94,455	$ 1.41

	2015
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:	(In thousands, except per share amounts)
Income available to common shareholders	$ 127,491	95,825	$ 1.33
Effect of dilutive stock options	-	299

Diluted EPS:
Income available to common shareholders
plus assumed exercise	$ 127,491	96,124	$ 1.33

	2014
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:	(In thousands, except per share amounts)
Income available to common shareholders	$ 116,750	95,973	$ 1.22
Effect of dilutive stock options	-	329

Diluted EPS:
Income available to common shareholders
plus assumed exercise	$ 116,750	96,302	$ 1.21

Dividends to shareholders are paid from dividends paid to the Company by the Bank which are subject to approval by the applicable state regulatory authority.

(17) OTHER COMPREHENSIVE INCOME

The following tables present the components of other comprehensive income (loss) and the related tax effects allocated to each component for the years ended December 31, 2016, 2015 and 2014:

2016
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
(In thousands)
Net unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during
holding period	$ (12,672)	$ 4,854	$ (7,818)
Reclassification adjustment for net (gains) losses
realized in net income (1)	(128)	49	(79)
Recognized employee benefit plan net
periodic benefit cost (2)	(1,967)	752	(1,215)
Other comprehensive (loss) income	$ (14,767)	$ 5,655	$ (9,112)

2015
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
(In thousands)
Net unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during
holding period	$ (9,340)	$ 3,577	$ (5,763)
Reclassification adjustment for net (gains) losses
realized in net income (1)	(136)	52	(84)
Recognized employee benefit plan net
periodic benefit cost (2)	12,482	(4,774)	7,708
Other comprehensive income (loss)	$ 3,006	$ (1,145)	$ 1,861

2014
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
(In thousands)
Net unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during
holding period	$ 26,016	$ (9,965)	$ 16,051
Reclassification adjustment for net (gains) losses
realized in net income (1)	(37)	14	(23)
Recognized employee benefit plan net
periodic benefit cost (2)	(48,187)	18,432	(29,755)
Other comprehensive (loss) income	$ (22,208)	$ 8,481	$ (13,727)

(1)	Reclassification adjustments for net gains on available-for-sale securities are reported as security gains, net on the consolidated statement of income.
(2)

Recognized employee benefit plan net periodic benefit cost include, recognized prior service cost and recognized net loss.  For more information, see Footnote 14 – Pension, Other Post Retirement Benefit and Profit Sharing Plans.

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

Amount
(In thousands)
Loans outstanding at December 31, 2015	$ 16,166
New loans to related parties, net of repayments	6,141
Changes in directors and executive officers	(70)
Loans outstanding at December 31, 2016	$ 22,237

(19) MORTGAGE SERVICING RIGHTS

MSRs, which are recognized as a separate asset on the date the corresponding mortgage loan is sold on a servicing retained basis,, are recorded at fair value as determined at each accounting period end.  An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Data and assumptions used in the fair value calculation related to MSRs as of December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
	(Dollars in thousands)
Unpaid principal balance	$6,384,649	$6,011,236	$5,686,756
Weighted-average prepayment speed (CPR)	9.4	10.3	11.6
Discount rate (annual percentage)	9.8	9.8	9.8
Weighted-average coupon interest rate (percentage)	3.9	4.0	4.1
Weighted-average remaining maturity (months)	323.0	319.0	314.0
Weighted-average servicing fee (basis points)	26.7	26.6	26.5

Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream.  The use of different estimates or assumptions could also produce different fair values.  As of December 31, 2016, the Company had a hedge in place designed to cover approximately 4% of the MSR.  The Company is susceptible to fluctuations in the fair value of its MSRs in changing interest rate environments.

The Company has one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the years indicated:

	2016	2015
	(In thousands)
Fair value at beginning of year	$ 57,268	$ 51,296
Additions:
Origination of servicing assets	14,706	14,139
Changes in fair value:
Due to payoffs/paydowns	(8,231)	(6,999)
Due to change in valuation inputs or assumptions
used in the valuation model	1,526	(1,161)
Other changes in fair value	(6)	(7)
Fair value at end of year	$ 65,263	$ 57,268

All of the changes to the fair value of the MSRs are recorded as part of mortgage banking noninterest revenue on the income statement.  As part of mortgage banking noninterest revenue, the Company recorded contractual servicing fees of $16.9 million,  $16.1 million and $15.2 million and late and other ancillary fees of $1.8 million, $1.3 million and $1.2 million in 2016, 2015, and 2014, respectively.

(20)  CAPITAL AND REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors.  Quantitative measures established by the Federal Reserve to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios).  All banking companies are required to have core capital (“Tier 1”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier 1 leverage ratio of 4% of adjusted average assets.  The regulations also define well capitalized levels of Common equity Tier 1 capital, Tier 1 capital, total capital and Tier 1 leverage as 6.5%, 8%, 10% and 5%, respectively.  The Company and the Bank had common equity Tier 1, Tier 1, total capital and Tier 1 leverage above the well capitalized levels at December 31, 2016 and 2015, respectively, as set forth in the following table:

	2016		2015
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common Equity Tier 1 capital (to risk-weighted assets)
BancorpSouth, Inc.	$ 1,467,979	12.23%	$ 1,402,041	12.07%
BancorpSouth Bank	1,311,542	10.94	1,369,419	11.80
Tier 1 capital (to risk-weighted assets)
BancorpSouth, Inc.	1,480,867	12.34	1,425,239	12.27%
BancorpSouth Bank	1,311,542	10.94	1,369,419	11.80
Total capital (to risk-weighted assets)
BancorpSouth, Inc.	1,605,257	13.38	1,552,280	13.37
BancorpSouth Bank	1,435,932	11.97	1,496,460	12.90
Tier 1 leverage capital (to average assets)
BancorpSouth, Inc.	1,480,867	10.32	1,425,239	10.61
BancorpSouth Bank	1,311,542	9.17	1,369,419	10.23

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

On January 27, 2016, the Company announced a new stock repurchase program whereby the Company may acquire up to an aggregate of 7,000,000 shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between January 27, 2016 through December 29, 2017. The extent and timing of any repurchases depends on market conditions and other corporate, legal and regulatory considerations. Repurchased shares are held as authorized but unissued shares. These authorized but unissued shares are available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. At December 31, 2016, 988,060 shares had been repurchased under this program.

(21)  SEGMENT REPORTING

The Company is a financial holding company with subsidiaries engaged in the business of banking and activities closely related to banking.  The Company determines reportable segments based upon the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services.  The Company’s primary segment is Community Banking, which includes providing a full range of deposit products, commercial loans and consumer loans.  The Company has also designated two additional reportable segments - Insurance Agencies and General Corporate and Other.  The Company’s insurance agencies serve as agents in the sale of commercial lines of insurance and full lines of property and casualty, life, health and employee benefits products and services.  The General Corporate and Other operating segment includes mortgage banking, trust services, credit card activities, investment services and other activities not allocated to  the Community Banking or Insurance Agencies operating segments.  Net income of the Community Banking operating segment increased in 2016 compared to 2015 and in 2015 compared to 2014. The increase in net income in 2016 compared to 2015 was due to the reduction of noninterest expenses while the increased net income of the Community Banking operating segment in 2015 compared to 2014 was primarily related to the corresponding decrease in the provision for credit losses.  The net income of the General Corporate and Other operating segment remained consistent in 2016 compared to 2015 with the increase in 2015 compared to 2014 primarily related to the increase in noninterest revenue.

Results of operations and selected financial information by operating segment for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Community Banking	Insurance Agencies	General Corporate and Other	Total
2016	(In thousands)
Results of Operations
Net interest revenue	$ 414,706	$ 60	$ 38,686	$ 453,452
Provision for credit losses	(641)	-	4,641	4,000
Net interest income after provision
for credit losses	415,347	60	34,045	449,452
Noninterest revenue	80,996	116,167	81,867	279,030
Noninterest expense	323,939	101,259	106,840	532,038
Income before income taxes	172,404	14,968	9,072	196,444
Income tax expense	57,289	6,031	396	63,716
Net income	$ 115,115	$ 8,937	$ 8,676	$ 132,728
Selected Financial Information
Total assets	$ 10,991,377	$ 213,070	$ 3,519,941	$ 14,724,388
Depreciation and amortization	21,446	4,281	3,537	29,264

	Community Banking	Insurance Agencies	General Corporate and Other	Total
2015	(In thousands)
Results of Operations
Net interest revenue	$ 397,204	$ 100	$ 38,378	$ 435,682
Provision for credit losses	(12,859)	-	$ (141)	(13,000)
Net interest income after provision
for credit losses	410,063	100	38,519	448,682
Noninterest revenue	82,938	116,780	78,250	277,968
Noninterest expense	332,920	101,120	105,871	539,911
Income (loss) before income taxes	160,081	15,760	10,898	186,739
Income tax expense (benefit)	51,186	6,363	1,699	59,248
Net income	$ 108,895	$ 9,397	$ 9,199	$ 127,491
Selected Financial Information
Total assets	$ 10,127,861	$ 199,668	$ 3,471,133	$ 13,798,662
Depreciation and amortization	21,874	4,736	3,641	30,251

	Community Banking	Insurance Agencies	General Corporate and Other	Total
2014	(In thousands)
Results of Operations
Net interest revenue	$ 381,467	$ 117	$ 35,078	$ 416,662
Provision for credit losses	(4,757)	-	4,757	-
Net interest income after provision
for credit losses	386,224	117	30,321	416,662
Noninterest revenue	95,752	115,541	57,853	269,146
Noninterest expense	329,893	97,620	90,893	518,406
Income (loss) before income taxes	152,083	18,038	(2,719)	167,402
Income tax expense (benefit)	47,482	7,255	(4,085)	50,652
Net income (loss)	$ 104,601	$ 10,783	$ 1,366	$ 116,750
Selected Financial Information
Total assets	$ 9,814,879	$ 188,920	$ 3,322,570	$ 13,326,369
Depreciation and amortization	22,603	5,257	3,855	31,715

(22)  DERIVATIVE INSTRUMENTS

The derivative instruments held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual, fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At December 31, 2016, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $238.3 million, with a carrying value and fair value reflecting a gain of $2.9 million.  At December 31, 2015, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $211.2 million, with a carrying value and fair value reflecting a gain of approximately $109,000.  At December 31, 2016, the notional amount of commitments to fund individual fixed-rate mortgage loans was $140.9 million, with a carrying value and fair value reflecting a gain of $3.4 million.  At December 31, 2015, the notional amount of commitments to fund individual fixed-rate mortgage loans was $142.1 million, with a carrying value and fair value reflecting a gain of $3.4 million.

The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of December 31, 2016, the notional amount of customer related derivative financial instruments was $213.6 million, with an average maturity of 30.2 months, an average interest receive rate of 2.9% and an average interest pay rate of 5.6%.  As of December 31, 2015, the notional amount of customer related derivative financial instruments was $255.6 million, with an average maturity of 42.1 months, an average interest receive rate of 2.6% and an average interest pay rate of 5.6%.

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

The following table presents components of financial instruments eligible for offsetting for the periods indicated:

	December 31, 2016
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 6,701	$ -	$ 6,701	$ -	$ -	$ 6,701
Loan/lease interest rate swaps	9,175	-	9,175	-	-	9,175
Total financial assets	$ 15,876	$ -	$ 15,876	$ -	$ -	$ 15,876

Financial liabilities:
Derivatives:
Forward commitments	$ 448	$ -	$ 448	$ -	$ -	$ 448
Loan/lease interest rate swaps	9,175	-	9,175	-	(9,175)	-
Repurchase arrangements	454,002	-	454,002	(454,002)	-	-
Total financial liabilities	$ 463,625	$ -	$ 463,625	$ (454,002)	$ (9,175)	$ 448

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

(23)  COMMITMENTS AND CONTINGENT LIABILITIES

Leases

Rent expense was $8.0 million for 2016,  $8.1 million for 2015 and $7.9 million for 2014. Future minimum lease payments for the following five years for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2016:

Amount
(In thousands)
2017	$ 6,939
2018	4,883
2019	3,806
2020	2,856
2021	2,608
Thereafter	6,305
Total future minimum lease payments	$ 27,397

Mortgage Loans Serviced for Others

The Company services mortgage loans for others that are not included as assets in the Company’s accompanying consolidated financial statements. Included in the $6.4 billion of loans serviced for investors at December 31, 2016 was $3.1 million of primary recourse servicing pursuant to which the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company's exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral, which consists of single family residences and either federal or private mortgage insurance.

Lending Commitments

In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets.  As of December 31, 2016, these included $88.2 million for letters of credit and $2.5 billion for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements.  The Company did not realize significant credit losses from these commitments and arrangements during the years ended December 31, 2016, 2015 and 2014.

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-related expense of $3.5 million accrued  as of December 31, 2016, which excludes amounts reserved for regulatory settlement expenses discussed below, is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

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

On July 31, 2014, the Company, its Chief Executive Officer and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint was subsequently amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the District Court granted in part and denied in part the defendants’ motion to dismiss and dismissed the claims concerning the Company’s expectations about the closing of the mergers.  Class certification was granted by the District Court on April 21, 2016, and a petition for immediate appeal of the class certification was filed and was granted.  Class certification was vacated by the U.S. Sixth Circuit Court of Appeals, and the case was remanded to the District Court for further proceedings.  The plaintiff seeks an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the District Court may deem just and proper.  At this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company as it is uncertain whether the lead Plaintiff will be successful in certifying a class on its second attempt and the exact amount of damages (should the District Court grant class certification again) is uncertain.  Although it is not possible to predict the ultimate resolution or financial liability with respect to the litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

On June 29, 2016, the Bank, the CFPB and the DOJ agreed to a settlement set forth in a consent order (the “Consent Order”) related to the joint investigation by the CFPB and the DOJ of the Bank’s fair lending program during the period between January 1, 2011 and December 31, 2013.  The Consent Order was signed by the United States District Court for the Northern District of Mississippi (the “District Court”) on July 25, 2016.  In the first quarter of 2016, the Bank reserved $13.8 million to cover costs related to this matter, $10.3 million of which was reflected as regulatory settlement expense and $3.5 million of which was included in other noninterest expense.  The settlement of this matter did not have a material financial impact on the second, third or fourth quarter 2016 financial results.  For additional information regarding the terms of this settlement and the Consent Order, see the signed Consent Order and the Company’s Current Report on Form 8-K filed on June 29, 2016 which is incorporated into this Report by reference.

(24) CONDENSED PARENT COMPANY INFORMATION

The following condensed financial information reflects the accounts and transactions of the Company (excluding its subsidiaries) at the dates and for the years indicated:

Condensed Balance Sheets	December 31,
	2016	2015
Assets:	(In thousands)
Cash on deposit with subsidiary bank	$ 166,593	$ 86,767
Investment in subsidiaries	1,567,834	1,623,640
Other assets	4,846	11,237
Total assets	$ 1,739,273	$ 1,721,644

Liabilities and shareholders' equity:
Total liabilities	$ 15,390	$ 66,200
Shareholders' equity	1,723,883	1,655,444
Total liabilities and shareholders' equity	$ 1,739,273	$ 1,721,644

	Year Ended December 31,
Condensed Statements of Income	2016	2015	2014
	(In thousands)
Dividends from subsidiaries	$ 192,000	$ 100,000	$ 60,000
Other operating income (loss)	(404)	1,075	585
Total income	191,596	101,075	60,585

Operating expenses	7,547	8,419	6,867
Income before tax benefit and equity in undistributed earnings	184,049	92,656	53,718
Income tax benefit	3,051	2,818	2,420
Income before equity in undistributed earnings
of subsidiaries	187,100	95,474	56,138
Equity in undistributed earnings of subsidiaries	(54,372)	32,017	60,612
Net income	$ 132,728	$ 127,491	$ 116,750

	Year Ended December 31,
Condensed Statements of Cash Flows	2016	2015	2014
	(In thousands)
Operating activities:
Net income	$ 132,728	$ 127,491	$ 116,750
Adjustments to reconcile net income
to net cash provided by (used in) operating activities	60,882	(32,255)	(61,862)
Net cash provided by operating activities	193,610	95,236	54,888
Financing activities:
Cash dividends	(42,310)	(33,368)	(23,983)
Redemption of junior subordinated debt	(10,310)	-	(8,248)
Advance of long-term debt	-	-	8,000
Repayment of long-term debt	(39,775)	(8,373)	(8,066)
Common stock transactions, net	(21,389)	(59,998)	13,928
Net cash used in financing activities	(113,784)	(101,739)	(18,369)
Increase (decrease) in cash and cash equivalents	79,826	(6,503)	36,519
Cash and cash equivalents at beginning of year	86,767	93,270	56,751
Cash and cash equivalents at end of year	$ 166,593	$ 86,767	$ 93,270

(25) OTHER NONINTEREST INCOME AND EXPENSE

The following table details other noninterest income for the three years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(In thousands)
Bank-owned life insurance	$ 7,585	$ 7,457	$ 8,848
Other miscellaneous income	12,147	12,143	12,883
Total other noninterest income	$ 19,732	$ 19,600	$ 21,731

The following table details other noninterest expense for the three years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(In thousands)
Advertising	$ 5,044	$ 4,288	$ 4,388
Foreclosed property expense	4,354	7,418	17,071
Telecommunications	5,087	5,226	5,625
Public relations	2,694	2,769	4,101
Data processing	26,835	24,148	23,830
Computer software	11,381	10,500	10,525
Amortization of intangibles	3,635	3,963	4,443
Legal fees	8,543	30,346	9,822
Merger expense	2	25	1,761
Postage and shipping	4,236	4,535	4,745
Other miscellaneous expense	56,684	57,540	57,863
Total other noninterest expense	$ 128,495	$ 150,758	$ 144,174

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Report.    The Company’s independent registered public accounting firm reported on the effectiveness of internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s report are included with the Company’s 2016 consolidated financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning the directors and nominees of the Company appears under the caption “Proposal 1:  Election of Directors” in the Company's Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, of this Report.

AUDIT COMMITTEE FINANCIAL EXPERT

Information regarding audit committee financial experts serving on the Audit Committee of the Company’s Board of Directors appears under the caption “Corporate Governance - Committees of the Board of Directors” in the

Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

IDENTIFICATION OF THE AUDIT COMMITTEE

Information regarding the Audit Committee and the identification of its members appears under the caption “Corporate Governance - Committees of the Board of Directors” in the Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.  In establishing the Audit Committee’s compliance with Rule 10A-3 under the Exchange Act, each member of the Company’s Audit Committee is relying upon the exemption provided by Rule 10A-3(b)(1)(iv)(B) of the Exchange Act because each member of the Audit Committee is also a member of the Bank’s Board of Directors.

MATERIAL CHANGES TO PROCEDURES BY WHICH SECURITY HOLDERS MAY RECOMMEND NOMINEES

The Company has not made any material changes to the procedures by which its shareholders may recommend nominees to the Company’s Board of Directors since the date of the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information regarding the Section 16(a) beneficial ownership compliance of each of the Company’s directors and executive officers or each person who owns more than 10% of the outstanding shares of the Company’s common stock appears under the caption “General Information - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

This information appears under the captions “Executive Compensation,”   “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation and Stock Incentive Committee Report” in the

Company's Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding the security ownership of certain beneficial owners and directors, nominees and executive officers of the Company appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

The following table provides information as of December 31, 2016 with respect to compensation plans (including individual compensation arrangements) under which shares of Company common stock are authorized for issuance:

	Number of Securities		Number of Securities
	to be Issued upon	Weighted-Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans (excluding
Plan Category	Warrants and Rights	Warrants and Rights	securities related to column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by shareholders (1)	77,302	$ 17.54	3,459,342
Equity compensation plans not
approved by shareholders (2)	-	-	382,262
Total	77,302	$ 17.54	3,841,604

(1)

Excludes 1,348,428 restricted shares that were unvested, 37,024 restricted stock units that were unvested and 313,066 performance shares that were unearned as of December 31, 2016.  Equity compensation plans approved by shareholders include the BancorpSouth, Inc. Director Stock Plan, the BancorpSouth, Inc. Executive Performance Incentive Plan, as amended, the BancorpSouth, Inc. Long-Term Equity Incentive Plan, as amended, and the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-employee Directors, as amended.

(2)

Equity compensation plans not approved by shareholders include the BancorpSouth, Inc. 1998 Stock Option Plan, as amended, and the plan assumed in connection with the merger of Business Holding Corporation, which was effective December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions with management and others appears under the caption “Certain Relationships and Related Transactions” in the Company's Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.  Information regarding director independence appears under the caption “Corporate Governance – Director Independence” in the Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding accountant fees and services appears under the caption “Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:
1	Consolidated Financial Statements: See "Item 8. Financial Statements and Supplementary Data."
2	Consolidated Financial Statement Schedules:
All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
3	Exhibits:

	(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (21)(27)
		(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (22)
		(c)	Amendment No. 2 to Agreement and Plan of Merger, dated June 30, 2015, by and between BancorpSouth, Inc. and Central Community Corporation. (25)
		(d)	Amendment No. 3 to Agreement and Plan of Merger, dated October 13, 2016, by and between BancorpSouth, Inc. and Central Community Corporation. (29)
	(3)	(a)	Amended and Restated Articles of Incorporation. (1)
		(b)	Amended and Restated Bylaws. (2)
	(4)	(a)	Specimen Common Stock Certificate. (3)
(b)

Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

	(10)	(a)	BancorpSouth, Inc. Supplemental Executive Retirement Plan, as amended and restated. (4)(28)
		(b)	Amendment to BancorpSouth, Inc Supplemental Executive Retirement Plan. (5)(28)
		(c)	BancorpSouth, Inc. Amended and Restated Long-Term Equity Incentive Plan. (6)(28)
		(d)	Amendment to BancorpSouth, Inc. Amended and restated Long-Term Equity Incentive Plan. (24) (28)
		(e)	BancorpSouth, Inc. Amended and Restated Executive Performance Incentive Plan. (7)(28)
		(f)	Form of Performance Share Award Agreement (8) (28)
		(g)	Form of Long-Term Equity Incentive Plan Restricted Stock Agreement. (7)(28)
		(h)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (6)(28)
		(i)	BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (9)(28)
		(j)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (10)(28)

(k)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (11)(28)
(l)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (24)(28)
(m)	BancorpSouth, Inc. 1998 Stock Option Plan. (12)(28)
(n)	Amendment to the BancorpSouth, Inc. 1998 Stock Option Plan. (13)(28)
(o)	BancorpSouth, Inc. Restoration Plan, as amended and restated. (4)(28)
(p)	BancorpSouth, Inc. Amended and Restated Deferred Compensation Plan. (4)(28)
(q)	BancorpSouth, Inc. Home Office Incentive Plan. (14)(28)
(r)	Description of Dividend Reinvestment Plan. (15)(28)
(s)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (16)(28)
(t)	Executive Employment Agreement with James D. Rollins III. (6)(28)
(u)	Amendment to Executive Employment Agreement with James D. Rollins III. (7)(28)
(v)	BancorpSouth, Inc. Long-Term Equity Incentive Plan Restricted Stock Agreement with James D. Rollins. (7)(28)
(w)	Form of BancorpSouth, Inc. Change in Control Agreement. (17)(28)
(x)	Form of Amendment to BancorpSouth, Inc. Change in Control Agreement. (4)(28)
(y)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for William L. Prater. (26)(28)
(z)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for James D. Rollins III. (26)(28)
(aa)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for W. James Threadgill, Jr. (26)(28)
(bb)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for Chris A. Bagley. (26)(28)
(cc)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for James R. Hodges. (26)(28)
(dd)	BancorpSouth, Inc. Deferred Directors’ Fee Unfunded Plan. (4)(28)
(ee)	Premier Bancorp, Inc. 1998 Stock Option Plan. (18)(28)
(ff)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (18)(28)
(gg)	Form of Stock Option Agreement for converted Business Holding Corporation Options
(Vesting). (18)(28)
(hh)	Form of Stock Option Agreement for converted Business Holding Corporation Options
(Non-Vesting). (18)(28)
(ii)	Salary Continuation Agreement with Gordon R. Lewis. (19)(28)
(jj)	Retirement and Noncompetition Agreement with Gordon R. Lewis. (23)(28)
(kk)	Credit Agreement, dated as of August 8, 2013, among BancorpSouth, Inc., U.S. Bank
National Association and First Tennessee Bank, National Association. (20)
(ll)	Employment Details for Chris Bagley. (24)
(mm)	Consent Order (30)
(nn)	Retirement and Consulting Agreement, dated November 4, 2016, by and between BancorpSouth, Inc., BancorpSouth Bank and W. James Threadgill, Jr. (31)

(oo) Retirement and Consulting Agreement, dated November 4, 2016, by and between BancorpSouth, Inc., BancorpSouth Bank and William L. Prater. (32)
(11)	Statement re computation of per share earnings. *
(21)	Subsidiaries of the Registrant.*
(23)	Consent of Independent Registered Public Accounting Firm.*
(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule
13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule
13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
(32.2)	2002.**
Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
(101)	Pursuant to Rule 405 of Regulation S-T, the following financial information from the
Company’s Annual Report on Form 10-K for the period ended December 31, 2016, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i)
the Consolidated Balance Sheets as of December 31, 2016 and 2015 (ii) the
Consolidated Statements of Income for the each of the years ended December 31,
2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for
each of the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated
Statement of Shareholders' Equity for each of the years ended December 31, 2016,
2015 and 2014, (v) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to Consolidated
Financial Statements, tagged as blocks of text.*

(1)	Filed as an exhibit to the company’s Current Report on Form 8-K filed on April 27, 2016 (file number 1-12991) and incorporated by reference thereto.
(2)	Filed as an exhibit to the company’s Current Report on Form 8-K filed on April 27, 2016 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (file number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012 (file number 1-12991) and incorporated by reference thereto.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (file number 1-12991) and incorporated by reference thereto.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (file number 1-12991) and incorporated by reference thereto.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Form 10-Q for the three months ended March 31, 1998 (file number 0-10826) and incorporated by reference thereto.
(10)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (file number 1-12991) and incorporated by reference thereto.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 29, 2008 (file number 1-12991) and incorporated by reference thereto.
(12)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed on February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.
(13)	Filed as an exhibit to the Company’s registration statement on Form S-3 filed on March 13, 2007 (Registration No. 333-141250) and incorporated by reference thereto.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.
(15)	Filed as the Company’s prospectus pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.
(16)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.
(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.
(18)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.
(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (file number 1-12991) and incorporated by reference thereto.
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 8, 2013 (file number 1-12991) and incorporated by reference thereto.
(21)	Filed as Annex A to the Company’s registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233 and incorporated by reference thereto.
(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 9, 2014 (file number 1-12991) and incorporated by reference thereto.
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (file number 1-12991) and incorporated by reference thereto.
(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference thereto.
(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 23, 2015 (file number 1-12991) and incorporated by reference thereto.
(27)

The Schedule to the Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of such schedules to the SEC upon request.

(28)	Management contracts, compensatory plans or arrangements.
(29)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 14, 2016 (file number 1-12991) and incorporated by reference thereto.

(30)	Filed as an exhibit to the Company’s Current Report on form 8-K filed on June 29, 2016 (file number 1-12991) and incorporated by reference thereto.
(31)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016 (file number 1-12991) and incorporated by reference thereto.
(32)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 16, 2016 (file number 1-12991) and incorporated by reference thereto.
*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORPSOUTH, INC.

DATE: February 27, 2017	By: /s/James D. Rollins III
James D. Rollins III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chief Executive Officer (Principal
/s/James D. Rollins III	Executive Officer) and Director	February 27, 2017
James D. Rollins III

Treasurer and Chief Financial
Officer (Principal Financial
/s/William L. Prater	Officer)	February 27, 2017
William L. Prater

/s/ Gus J. Blass III	Director	February 27, 2017
Gus J. Blass III

/s/ Shannon A. Brown	Director	February 27, 2017
Shannon A. Brown
/s/James E. Campbell III	Director	February 27, 2017
James E. Campbell III
/s/ Deborah Cannon	Director	February 27, 2017
Deborah Cannon

/s/W. G. Holliman Jr.	Director	February 27, 2017
W. G. Holliman, Jr.

/s/Warren A. Hood Jr.	Director	February 27, 2017
Warren A. Hood, Jr.

/s/Keith J. Jackson	Director	February 27, 2017
Keith J. Jackson

/s/Larry G. Kirk	Director	February 27, 2017
Larry G. Kirk

/s/Guy W. Mitchell III	Director	February 27, 2017
Guy W. Mitchell III

/s/Robert C. Nolan	Director	February 27, 2017
Robert C. Nolan

/s/Alan W. Perry	Director	February 27, 2017
Alan W. Perry

/s/Tom Stanton	Director	February 27, 2017
Tom Stanton

INDEX TO EXHIBITS

        Exhibit No.Description

(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (21)(27)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (22)
	(c)	Amendment No. 2 to Agreement and Plan of Merger, dated June 30, 2015, by and between BancorpSouth, Inc. and Central Community Corporation. (25)
	(d)	Amendment No. 3 to Agreement and Plan of Merger, dated October 13, 2016, by and between BancorpSouth, Inc. and Central Community Corporation. (29)
(3)	(a)	Amended and Restated Articles of Incorporation. (1)
	(b)	Amended and Restated Bylaws. (2)
(4)	(a)	Specimen Common Stock Certificate. (3)
(b)

Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10)	(a)	BancorpSouth, Inc. Supplemental Executive Retirement Plan, as amended and restated. (4)(28)
	(b)	Amendment to BancorpSouth, Inc Supplemental Executive Retirement Plan. (5)(28)
	(c)	BancorpSouth, Inc. Amended and Restated Long-Term Equity Incentive Plan. (6)(28)
	(d)	Amendment to BancorpSouth, Inc. Amended and restated Long-Term Equity Incentive Plan. (24) (28)
	(e)	BancorpSouth, Inc. Amended and Restated Executive Performance Incentive Plan. (7)(28)
	(f)	Form of Performance Share Award Agreement (8) (28)
	(g)	Form of Long-Term Equity Incentive Plan Restricted Stock Agreement. (7)(28)
	(h)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (6)(28)
	(i)	BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (9)(28)
	(j)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (10)(28)
	(k)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (11)(28)
	(l)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (24)(28)
	(m)	BancorpSouth, Inc. 1998 Stock Option Plan. (12)(28)
	(n)	Amendment to the BancorpSouth, Inc. 1998 Stock Option Plan. (13)(28)
	(o)	BancorpSouth, Inc. Restoration Plan, as amended and restated. (4)(28)
	(p)	BancorpSouth, Inc. Amended and Restated Deferred Compensation Plan. (4)(28)
	(q)	BancorpSouth, Inc. Home Office Incentive Plan. (14)(28)
	(r)	Description of Dividend Reinvestment Plan. (15)(28)
	(s)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (16)(28)
	(t)	Executive Employment Agreement with James D. Rollins III. (6)(28)

	(u)	Amendment to Executive Employment Agreement with James D. Rollins III. (7)(28)
	(v)	BancorpSouth, Inc. Long-Term Equity Incentive Plan Restricted Stock Agreement with James D. Rollins. (7)(28)
	(w)	Form of BancorpSouth, Inc. Change in Control Agreement. (17)(28)
	(x)	Form of Amendment to BancorpSouth, Inc. Change in Control Agreement. (4)(28)
	(y)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for William L. Prater. (26)(28)
	(z)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for James D. Rollins III. (26)(28)
	(aa)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for W. James Threadgill, Jr. (26)(28)
	(bb)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for Chris A. Bagley. (26)(28)
	(cc)	BancorpSouth, Inc. Amended and Restated Change in Control Agreement for James R. Hodges. (26)(28)
	(dd)	BancorpSouth, Inc. Deferred Directors’ Fee Unfunded Plan. (4)(28)
	(ee)	Premier Bancorp, Inc. 1998 Stock Option Plan. (18)(28)
	(ff)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (18)(28)
	(gg)	Form of Stock Option Agreement for converted Business Holding Corporation Options
(Vesting). (18)(28)
	(hh)	Form of Stock Option Agreement for converted Business Holding Corporation Options
(Non-Vesting). (18)(28)
	(ii)	Salary Continuation Agreement with Gordon R. Lewis. (19)(28)
	(jj)	Retirement and Noncompetition Agreement with Gordon R. Lewis. (23)(28)
	(kk)	Credit Agreement, dated as of August 8, 2013, among BancorpSouth, Inc., U.S. Bank
National Association and First Tennessee Bank, National Association. (20)
	(ll)	Employment Details for Chris Bagley. (24)
	(mm)	Consent Order (30)
	(nn)	Retirement and Consulting Agreement, dated November 4, 2016, by and between BancorpSouth, Inc., BancorpSouth Bank and W. James Threadgill, Jr. (31)
	(oo)	Retirement and Consulting Agreement, dated November 4, 2016, by and between BancorpSouth, Inc., BancorpSouth Bank and William L. Prater. (32)
(11)		Statement re computation of per share earnings. *
(21)		Subsidiaries of the Registrant.*
(23)		Consent of Independent Registered Public Accounting Firm.*
(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule
13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule
13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
(32.2)		2002.**
Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

(101)	Pursuant to Rule 405 of Regulation S-T, the following financial information from the
Company’s Annual Report on Form 10-K for the period ended December 31, 2016, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i)
the Consolidated Balance Sheets as of December 31, 2016 and 2015 (ii) the
Consolidated Statements of Income for the each of the years ended December 31,
2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for
each of the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated
Statement of Shareholders' Equity for each of the years ended December 31, 2016,
2015 and 2014, (v) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to Consolidated
Financial Statements, tagged as blocks of text.*

(1)	Filed as an exhibit to the company’s Current Report on Form 8-K filed on April 27, 2016 (file number 1-12991) and incorporated by reference thereto.
(2)	Filed as an exhibit to the company’s Current Report on Form 8-K filed on April 27, 2016 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (file number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012 (file number 1-12991) and incorporated by reference thereto.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (file number 1-12991) and incorporated by reference thereto.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (file number 1-12991) and incorporated by reference thereto.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.
(9)	Filed as an exhibit to the Company’s Form 10-Q for the three months ended March 31, 1998 (file number 0-10826) and incorporated by reference thereto.
(10)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (file number 1-12991) and incorporated by reference thereto.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 29, 2008 (file number 1-12991) and incorporated by reference thereto.
(12)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed on February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.
(13)	Filed as an exhibit to the Company’s registration statement on Form S-3 filed on March 13, 2007 (Registration No. 333-141250) and incorporated by reference thereto.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.
(15)	Filed as the Company’s prospectus pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.
(16)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.
(18)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.
(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (file number 1-12991) and incorporated by reference thereto.
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 8, 2013 (file number 1-12991) and incorporated by reference thereto.
(21)	Filed as Annex A to the Company’s registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233 and incorporated by reference thereto.
(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 9, 2014 (file number 1-12991) and incorporated by reference thereto.
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (file number 1-12991) and incorporated by reference thereto.
(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference thereto.
(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 23, 2015 (file number 1-12991) and incorporated by reference thereto.
(27)

The Schedule to the Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of such schedules to the SEC upon request.

(28)	Management contracts, compensatory plans or arrangements.
(29)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 14, 2016 (file number 1-12991) and incorporated by reference thereto.
(30)	Filed as an exhibit to the Company’s Current Report on form 8-K filed on June 29, 2016 (file number 1-12991) and incorporated by reference thereto.
(31)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016 (file number 1-12991) and incorporated by reference thereto.
(32)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 16, 2016 (file number 1-12991) and incorporated by reference thereto.
*	Filed herewith
**	Furnished herewith