Form 10-Q
period 2017-03-31
BANCORPSOUTH INC
filed 2017-05-08
CIK 701853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________________________

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes  [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check One):  Large accelerated filer [X]  Accelerated filer [  ]  Non-accelerated filer (Do not check if a smaller reporting company) [  ]  Smaller reporting company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

 As of May 1, 2017, the registrant had outstanding 91,343,458 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
	2017	2016	2016
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$ 147,684	$ 184,152	$ 197,538
Interest bearing deposits with other banks	253,738	38,813	148,915
Available-for-sale securities, at fair value	2,540,887	2,531,676	2,016,373
Loans and leases	10,822,568	10,835,512	10,475,528
Less: Unearned income	20,874	23,521	30,831
Allowance for credit losses	125,196	123,736	126,506
Net loans and leases	10,676,498	10,688,255	10,318,191
Loans held for sale, at fair value	161,600	166,927	150,046
Premises and equipment, net	305,250	305,561	306,765
Accrued interest receivable	42,329	42,005	41,401
Goodwill	300,798	300,798	291,498
Other identifiable intangibles	20,865	21,894	19,664
Bank-owned life insurance	258,518	258,648	253,427
Other real estate owned	8,458	7,810	12,685
Other assets	149,429	177,849	169,895
TOTAL ASSETS	$ 14,866,054	$ 14,724,388	$ 13,926,398

LIABILITIES
Deposits:
Demand: Noninterest bearing	$ 3,401,348	$ 3,250,537	$ 3,103,321
Interest bearing	5,182,011	5,034,470	5,033,565
Savings	1,627,621	1,561,819	1,506,942
Other time	1,831,865	1,841,315	1,842,869
Total deposits	12,042,845	11,688,141	11,486,697
Securities sold under agreement to repurchase	375,832	454,002	431,089
Short-term borrowings	-	92,000	-
Accrued interest payable	4,109	3,975	3,305
Junior subordinated debt securities	-	12,888	23,198
Long-term debt	530,000	530,000	67,681
Other liabilities	210,879	219,499	234,635
TOTAL LIABILITIES	13,163,665	13,000,505	12,246,605

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 92,344,409
93,696,687 and 94,438,626 shares, respectively	230,861	234,242	236,097
Capital surplus	226,204	271,292	283,800
Accumulated other comprehensive loss	(50,360)	(50,937)	(32,144)
Retained earnings	1,295,684	1,269,286	1,192,040
TOTAL SHAREHOLDERS' EQUITY	1,702,389	1,723,883	1,679,793
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 14,866,054	$ 14,724,388	$ 13,926,398

 (1)  Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
	2017	2016
	(In thousands, except per share amounts)
INTEREST REVENUE:
Loans and leases	$ 111,498	$ 107,805
Deposits with other banks	485	263
Available-for-sale securities:
Taxable	7,350	5,888
Tax-exempt	2,581	3,032
Loans held for sale	1,012	984
Total interest revenue	122,926	117,972

INTEREST EXPENSE:
Deposits:
Interest bearing demand	2,786	2,163
Savings	472	443
Other time	3,582	3,354
Federal funds purchased and securities sold
under agreement to repurchase	322	140
Long-term debt	1,142	530
Junior subordinated debt	9	183
Other	2	-
Total interest expense	8,315	6,813
Net interest revenue	114,611	111,159
Provision for credit losses	1,000	1,000
Net interest revenue, after provision for
credit losses	113,611	110,159

NONINTEREST REVENUE:
Mortgage banking	8,990	1,830
Credit card, debit card and merchant fees	8,903	8,961
Deposit service charges	9,689	11,014
Security gains, net	1,071	2
Insurance commissions	32,940	33,249
Wealth management	5,174	5,109
Other	4,102	4,562
Total noninterest revenue	70,869	64,727

NONINTEREST EXPENSE:
Salaries and employee benefits	81,386	81,679
Occupancy, net of rental income	10,302	10,273
Equipment	3,568	3,765
Deposit insurance assessments	2,484	2,288
Regulatory settlement	-	10,277
Other	29,369	33,230
Total noninterest expense	127,109	141,512
Income before income taxes	57,371	33,374
Income tax expense	19,278	10,825
Net income	$ 38,093	$ 22,549

Earnings per share: Basic	$ 0.41	$ 0.24
Diluted	$ 0.41	$ 0.24

Dividends declared per common share	$ 0.13	$ 0.10

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
	2017	2016

	(In thousands)
Net income	$ 38,093	$ 22,549
Other comprehensive income, net of tax
Unrealized (losses) gains on securities	(370)	8,748
Pension and other postretirement benefits	947	933
Other comprehensive income, net of tax	577	9,681
Comprehensive income	$ 38,670	$ 32,230

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
	March 31,
	2017	2016
	(In thousands)
Operating Activities:
Net income	$ 38,093	$ 22,549
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	1,000	1,000
Depreciation and amortization	6,485	6,307
Amortization of intangibles	1,030	880
Amortization of debt securities premium and discount, net	1,871	2,651
Share-based compensation expense	1,501	2,100
Security gains, net	(1,071)	(2)
Net deferred loan origination expense	(1,582)	(1,583)
Increase in interest receivable	(324)	(500)
Increase in interest payable	134	234
Realized gain on mortgages sold	(10,910)	(10,615)
Proceeds from mortgages sold	304,077	329,730
Origination of mortgages held for sale	(287,790)	(315,374)
Loss on other real estate owned, net	632	843
Increase in bank-owned life insurance	(1,669)	(1,893)
Other, net	22,121	2,700
Net cash provided by operating activities	73,598	39,027
Investing activities:
Proceeds from calls and maturities of available-for-sale securities	116,781	121,593
Proceeds from sales of available-for-sale securities	1,071	-
Purchases of available-for-sale securities	(128,364)	(43,316)
Net (increase) decrease in loans and leases	10,073	(72,647)
Purchases of premises and equipment	(7,463)	(5,653)
Proceeds from sale of premises and equipment	68	640
Proceeds from death benefits from COLI	1,799	-
Proceeds from sale of other real estate owned	986	2,562
Other, net	(97)	(29)
Net cash (used in) provided by investing activities	(5,146)	3,150
Financing activities:
Net increase in deposits	354,704	155,536
Net decrease in short-term debt and other liabilities	(78,170)	(36,852)
Repayment of long-term debt	(92,000)	(2,094)
Redemption of junior subordinated debt	(12,888)	-
Issuance of common stock	429	8
Repurchase of common stock	(50,399)	(867)
Payment of cash dividends	(11,671)	(9,424)
Net cash provided by financing activities	110,005	106,307

Increase in cash and cash equivalents	178,457	148,484
Cash and cash equivalents at beginning of period	222,965	197,969
Cash and cash equivalents at end of period	$ 401,422	$ 346,453

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2017	2016
Supplemental Cash Flow Information	(In thousands)
Cash paid during the period for:
Income tax (refunds) payments, net	$(680)	$6,000
Interest paid	8,090	6,193
Non-cash Activities:
Transfers of loans to other real estate owned	2,266	1,359
MSR fair value adjustment	911	(7,954)
Financed sales of other real estate owned	180	160
Transfers of loans held for sale to loan portfolio	52	-
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.  Certain 2016 amounts have been reclassified to conform with the 2017 presentation.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, BancorpSouth Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, BancorpSouth Insurance Services, Inc., BancorpSouth Municipal Development Corporation, BancorpSouth Bank Securities Corporation,  Gumtree Wholesale Insurance Brokers, Inc and BXS Forrest Investment Fund, LLC.

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

	March 31,		December 31,
	2017	2016	2016

	(In thousands)

Commercial and industrial	$ 1,539,481	$ 1,720,574	$ 1,615,608
Real estate
Consumer mortgages	2,675,672	2,480,828	2,643,966
Home equity	626,488	605,228	628,846
Agricultural	240,534	239,422	245,377
Commercial and industrial-owner occupied	1,801,613	1,654,577	1,764,265
Construction, acquisition and development	1,136,827	966,362	1,157,248
Commercial real estate	2,271,542	2,233,742	2,237,719
Credit cards	103,813	106,714	109,656
All other	426,598	468,081	432,827
Gross Loans Total	10,822,568	10,475,528	10,835,512
Less: Unearned Income	20,874	30,831	23,521
Net Loans	$ 10,801,694	$ 10,444,697	$ 10,811,991
(1)	Gross loans and leases are net of deferred costs of $1.6 million, approximately $264,000 and approximately $282,000 at March 31, 2017 and 2016 and December 31, 2016, respectively.

The following table shows the Company’s loans and leases, net of unearned income, as of March 31, 2017 by segment, class and geographical location:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 146,277	$ 181,759	$ 172,034	$ 554,665	$ 85,672	$ 118,052	$ 219,638	$ 58,430	$ 1,536,527
Real estate
Consumer mortgages	355,497	322,928	224,643	846,615	89,752	302,422	506,417	27,398	2,675,672
Home equity	95,605	44,558	71,903	230,822	21,956	144,109	15,722	1,813	626,488
Agricultural	8,540	83,664	26,241	66,060	6,568	13,501	35,927	33	240,534
Commercial and industrial-owner occupied	200,300	193,486	210,282	732,207	47,847	155,666	261,825	-	1,801,613
Construction, acquisition and development	125,908	61,890	53,512	344,875	21,592	167,290	361,760	-	1,136,827
Commercial real estate	314,657	355,978	219,715	585,549	200,684	202,476	392,068	415	2,271,542
Credit cards	-	-	-	-	-	-	-	103,813	103,813
All other	52,756	41,000	25,235	212,471	3,417	23,799	43,841	6,159	408,678
Total	$ 1,299,540	$ 1,285,263	$ 1,003,565	$ 3,573,264	$ 477,488	$ 1,127,315	$ 1,837,198	$ 198,061	$ 10,801,694

There are no other loan and lease concentrations which exceed 10% of total loans and leases not already reflected in the preceding tables.  A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located.  The Company’s loan policy generally prohibits loans for the sole purpose of carrying interest reserves.  Certain of the construction, acquisition and development loans were structured with interest-only terms.  A portion of the consumer mortgage and commercial real estate portfolios were originated through the permanent financing of construction, acquisition and development loans.  Future economic distress could negatively impact borrowers’ and guarantors’ ability to repay their debt which would make more of the Company’s loans collateral dependent.

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at March 31, 2017 and December 31, 2016:

	March 31, 2017
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$ 4,811	$ 4,621	$ 6,588	$ 16,020	$ 1,520,507	$ 1,536,527	$ 84
Real estate
Consumer mortgages	8,303	3,818	13,897	26,018	2,649,654	2,675,672	2,555
Home equity	1,501	396	1,999	3,896	622,592	626,488	-
Agricultural	3,224	2,758	1,067	7,049	233,485	240,534	-
Commercial and industrial-owner occupied	1,630	2,914	4,892	9,436	1,792,177	1,801,613	-
Construction, acquisition and development	3,390	309	1,048	4,747	1,132,080	1,136,827	-
Commercial real estate	2,654	1	11,821	14,476	2,257,066	2,271,542	-
Credit cards	493	337	439	1,269	102,544	103,813	424
All other	525	265	55	845	407,833	408,678	-
Total	$ 26,531	$ 15,419	$ 41,806	$ 83,756	$ 10,717,938	$ 10,801,694	$ 3,063

	December 31, 2016
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$ 3,231	$ 1,610	$ 9,152	$ 13,993	$ 1,598,302	$ 1,612,295	$ 58
Real estate
Consumer mortgages	12,393	6,785	15,054	34,232	2,609,734	2,643,966	3,439
Home equity	2,771	670	2,959	6,400	622,446	628,846	-
Agricultural	969	354	247	1,570	243,807	245,377	-
Commercial and industrial-owner occupied	2,551	530	4,342	7,423	1,756,842	1,764,265	-
Construction, acquisition and development	2,101	440	1,443	3,984	1,153,264	1,157,248	14
Commercial real estate	312	933	11,211	12,456	2,225,263	2,237,719	-
Credit cards	466	297	501	1,264	108,392	109,656	472
All other	550	148	230	928	411,691	412,619	-
Total	$ 25,344	$ 11,767	$ 45,139	$ 82,250	$ 10,729,741	$ 10,811,991	$ 3,983

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at March 31, 2017 and December 31, 2016:

	March 31, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,489,753	$ -	$ 34,936	$ -	$ -	$ 11,838	$ 1,536,527
Real estate
Consumer mortgages	2,611,576	517	62,045	258	-	1,276	2,675,672
Home equity	615,753	-	9,881	-	-	854	626,488
Agricultural	227,902	-	8,899	141	-	3,592	240,534
Commercial and industrial-owner occupied	1,734,995	3,663	50,908	-	-	12,047	1,801,613
Construction, acquisition and development	1,124,929	-	11,621	-	-	277	1,136,827
Commercial real estate	2,216,915	-	42,614	-	-	12,013	2,271,542
Credit cards	103,813	-	-	-	-	-	103,813
All other	402,287	-	6,291	100	-	-	408,678
Total	$ 10,527,923	$ 4,180	$ 227,195	$ 499	$ -	$ 41,897	$ 10,801,694

(1) Impaired loans are shown exclusive of $4.1 million of accruing troubled debt restructurings (“TDRs”) and $2.7  million of non-accruing TDRs.

	December 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
	(In thousands)
Commercial and industrial	$ 1,562,263	$ -	$ 41,618	$ 100	$ -	$ 8,314	$ 1,612,295
Real estate
Consumer mortgages	2,579,905	522	61,602	282	-	1,655	2,643,966
Home equity	616,758	-	11,231	-	-	857	628,846
Agricultural	233,939	-	10,577	-	-	861	245,377
Commercial and industrial-owner occupied	1,705,266	3,668	47,010	-	-	8,321	1,764,265
Construction, acquisition and development	1,135,618	-	15,697	-	-	5,933	1,157,248
Commercial real estate	2,179,318	634	45,471	-	-	12,296	2,237,719
Credit cards	109,656	-	-	-	-	-	109,656
All other	405,611	-	7,008	-	-	-	412,619
Total	$ 10,528,334	$ 4,824	$ 240,214	$ 382	$ -	$ 38,237	$ 10,811,991

(1) Impaired loans are shown exclusive of $26.0 million of accruing TDRs and $2.2 million of non-accruing TDRs.

The following tables provide details regarding impaired loans and leases, net of unearned income, which exclude accruing TDRs by segment and class as of and for the three months ended March 31, 2017 and as of and for the year ended December 31, 2016:

	March 31, 2017
		Unpaid		Average Recorded Investment	Interest Income Recognized
	Recorded	Principal	Related	Three months	Three months
	Investment	Balance of	Allowance	ended	ended
	in Impaired	Impaired	for Credit	March 31,	March 31,
	Loans (1)	Loans	Losses	2017	2017
	(In thousands)
With no related allowance:
Commercial and industrial	$ 6,801	$ 12,021	$ -	$ 6,600	$ 15
Real estate:
Consumer mortgages	1,270	1,670	-	1,302	-
Home equity	266	381	-	470	2
Agricultural	3,592	3,650	-	1,794	4
Commercial and industrial-owner occupied	7,464	8,293	-	7,447	37
Construction, acquisition and development	250	250	-	1,701	-
Commercial real estate	2,382	2,382	-	2,537	3
All other	-	-	-	-	-
Total	$ 22,025	$ 28,647	$ -	$ 21,851	$ 61

With an allowance:
Commercial and industrial	$ 5,037	$ 5,037	$ 3,482	$ 4,244	$ 2
Real estate:
Consumer mortgages	6	74	7	411	-
Home equity	588	1,216	30	385	-
Agricultural	-	-	-	-	-
Commercial and industrial-owner occupied	4,583	5,200	352	3,827	4
Construction, acquisition and development	27	27	30	131	-
Commercial real estate	9,631	9,631	2,329	9,639	4
All other	-	-	-	-	-
Total	$ 19,872	$ 21,185	$ 6,230	$ 18,637	$ 10

Total:
Commercial and industrial	$ 11,838	$ 17,058	$ 3,482	$ 10,844	$ 17
Real estate:
Consumer mortgages	1,276	1,744	7	1,713	-
Home equity	854	1,597	30	855	2
Agricultural	3,592	3,650	-	1,794	4
Commercial and industrial-owner occupied	12,047	13,493	352	11,274	41
Construction, acquisition and development	277	277	30	1,832	-
Commercial real estate	12,013	12,013	2,329	12,176	7
All other	-	-	-	-	-
Total	$ 41,897	$ 49,832	$ 6,230	$ 40,488	$ 71

(1)	Excludes $2.7 million of non-accruing TDRs and $4.1 million of accruing TDRs.

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans (1)	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 6,222	$ 11,856	$ -	$ 6,394	$ 72
Real estate:
Consumer mortgages	1,655	2,305	-	1,851	22
Home equity	857	1,600	-	1,176	9
Agricultural	861	919	-	440	8
Commercial and industrial-owner occupied	8,321	9,520	-	10,314	355
Construction, acquisition and development	4,803	4,803	-	5,379	4
Commercial real estate	2,646	2,646	-	4,391	94
All other	-	-	-	-	-
Total	$ 25,365	$ 33,649	$ -	$ 29,945	$ 564
With an allowance:
Commercial and industrial	$ 2,092	$ 2,092	$ 1,837	$ 1,190	$ 20
Real estate:
Consumer mortgages	-	-	-	431	-
Home equity	-	-	-	367	1
Agricultural	-	-	-	352	-
Commercial and industrial-owner occupied	-	-	-	741	-
Construction, acquisition and development	1,130	1,130	35	739	10
Commercial real estate	9,650	9,650	2,481	9,868	203
All other	-	-	-	-	-
Total	$ 12,872	$ 12,872	$ 4,353	$ 13,688	$ 234
Total:
Commercial and industrial	$ 8,314	$ 13,948	$ 1,837	$ 7,584	$ 92
Real estate:
Consumer mortgages	1,655	2,305	-	2,282	22
Home equity	857	1,600	-	1,543	10
Agricultural	861	919	-	792	8
Commercial and industrial-owner occupied	8,321	9,520	-	11,055	355
Construction, acquisition and development	5,933	5,933	35	6,118	14
Commercial real estate	12,296	12,296	2,481	14,259	297
All other	-	-	-	-	-
Total	$ 38,237	$ 46,521	$ 4,353	$ 43,633	$ 798
(1)	Excludes $2.2 million of non-accruing TDRs and $26.0 million of accruing TDRs.

The following tables provide details regarding impaired loans and leases, net of unearned income, which include accruing TDRs, by segment and class as of and for the three months ended March 31, 2017 and as of and for the year ended December 31, 2016:

	March 31, 2017
	Recorded	Unpaid Principal		Average Recorded Investment	Interest Income Recognized
	Investment	Balance of	Related	Three months	Three months
	in Impaired	Impaired Loans	Allowance	ended	ended
	Loans and	and	for Credit	March 31,	March 31,
	Accruing TDRs	Accruing TDRs	Losses	2017	2017
	(In thousands)
With no related allowance:
Commercial and industrial	$ 6,801	$ 12,021	$ -	$ 12,584	$ 111
Real estate:
Consumer mortgages	1,270	1,670	-	1,302	-
Home equity	266	381	-	470	2
Agricultural	3,592	3,650	-	1,794	4
Commercial and industrial-owner occupied	7,464	8,293	-	7,447	37
Construction, acquisition and development	250	250	-	1,706	-
Commercial real estate	2,382	2,382	-	4,307	24
All other	-	-	-	-	-
Total	$ 22,025	$ 28,647	$ -	$ 29,610	$ 178
With an allowance:
Commercial and industrial	$ 5,368	$ 5,387	$ 3,544	$ 5,138	$ 13
Real estate:
Consumer mortgages	1,654	1,858	299	2,670	16
Home equity	721	1,359	41	486	-
Agricultural	348	360	26	170	1
Commercial and industrial-owner occupied	7,525	8,951	478	8,106	44
Construction, acquisition and development	261	261	41	366	2
Commercial real estate	9,755	9,755	2,339	12,130	32
Credit card	821	821	49	851	85
All other	217	240	33	1,921	19
Total	$ 26,670	$ 28,992	$ 6,850	$ 31,838	$ 212
Total:
Commercial and industrial	$ 12,169	$ 17,408	$ 3,544	$ 17,722	$ 124
Real estate:
Consumer mortgages	2,924	3,528	299	3,972	16
Home equity	987	1,740	41	956	2
Agricultural	3,940	4,010	26	1,964	5
Commercial and industrial-owner occupied	14,989	17,244	478	15,553	81
Construction, acquisition and development	511	511	41	2,072	2
Commercial real estate	12,137	12,137	2,339	16,437	56
Credit card	821	821	49	851	85
All other	217	240	33	1,921	19
Total	$ 48,695	$ 57,639	$ 6,850	$ 61,448	$ 390

	December 31, 2016
	Recorded	Unpaid Principal
	Investment	Balance of	Related
	in Impaired	Impaired Loans	Allowance	Average	Interest
	Loans and	and	for Credit	Recorded	Income
	Accruing TDRs	Accruing TDRs	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 6,222	$ 11,856	$ -	$ 6,394	$ 72
Real estate:
Consumer mortgages	1,655	2,305	-	1,851	22
Home equity	857	1,600	-	1,176	9
Agricultural	861	919	-	440	8
Commercial and industrial-owner occupied	8,321	9,520	-	10,314	355
Construction, acquisition and development	4,803	4,803	-	5,379	4
Commercial real estate	2,646	2,646	-	4,391	94
All other	-	-	-	-	-
Total	$ 25,365	$ 33,649	$ -	$ 29,945	$ 564

With an allowance:
Commercial and industrial	$ 12,401	$ 12,424	$ 1,938	$ 4,045	$ 160
Real estate:
Consumer mortgages	2,453	2,734	300	2,241	55
Home equity	3	13	1	377	1
Agricultural	76	76	1	424	4
Commercial and industrial-owner occupied	4,937	5,406	103	4,643	124
Construction, acquisition and development	1,373	1,373	47	1,551	35
Commercial real estate	16,187	16,400	2,532	12,888	336
Credit cards	823	823	58	881	347
All other	2,890	2,927	23	1,894	78
Total	$ 41,143	$ 42,176	$ 5,003	$ 28,944	$ 1,140

Total:
Commercial and industrial	$ 18,623	$ 24,280	$ 1,938	$ 10,439	$ 232
Real estate:
Consumer mortgages	4,108	5,039	300	4,092	77
Home equity	860	1,613	1	1,553	10
Agricultural	937	995	1	864	12
Commercial and industrial-owner occupied	13,258	14,926	103	14,957	479
Construction, acquisition and development	6,176	6,176	47	6,930	39
Commercial real estate	18,833	19,046	2,532	17,279	430
Credit cards	823	823	58	881	347
All other	2,890	2,927	23	1,894	78
Total	$ 66,508	$ 75,825	$ 5,003	$ 58,889	$ 1,704

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables (“FASB ASC 310”), are loans greater than $500,000 for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement and all loans restructured in a TDR.  The Company’s recorded investment in loans considered impaired exclusive of accruing TDRs at March 31, 2017 and December 31, 2016 was $41.9 million and $38.2 million, respectively.  At March 31, 2017 and December 31, 2016, $19.9 million and $12.9 million, respectively, of those impaired loans had a valuation allowance of $6.2 million and $4.4 million, respectively.  The remaining balance of impaired loans of $22.0 million and $25.3 million at March 31, 2017 and December 31, 2016, respectively, have sufficient collateral supporting the collection of all outstanding principle or were charged down to fair value, less estimated selling costs. Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as non-accruing TDRs totaled $11.6 million and $12.6 million at March 31, 2017 and December 31, 2016, respectively.

Non-performing loans and leases (“NPLs”) consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured because of the borrower’s weakened financial condition.  The following table presents information concerning NPLs as of the dates indicated:

	March 31,		December 31,
	2017	2016	2016
	(In thousands)

Non-accrual loans and leases	$ 74,439	$ 81,926	$ 71,812
Loans and leases 90 days or more past due, still accruing	3,063	4,567	3,983
Restructured loans and leases still accruing	4,060	7,753	26,047
Total non-performing loans and leases	$ 81,562	$ 94,246	$ 101,842

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At March 31, 2017, the Company’s geographic NPL distribution was concentrated primarily in its Arkansas, Mississippi and Missouri markets.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	March 31,		December 31,
	2017	2016	2016
	(In thousands)
Commercial and industrial	$ 13,959	$ 10,248	$ 13,679
Real estate
Consumer mortgages	21,543	22,968	21,084
Home equity	3,157	3,564	3,817
Agricultural	5,180	932	1,546
Commercial and industrial-owner occupied	15,135	16,633	10,791
Construction, acquisition and development	1,466	7,720	7,022
Commercial real estate	13,638	19,417	13,402
Credit cards	87	188	161
All other	274	256	310
Total	$ 74,439	$ 81,926	$ 71,812

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period or the rescheduling of payments in accordance with a bankruptcy plan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  Other conditions that warrant a loan being considered a TDR include reductions in interest rates to below market rates due to bankruptcy plans or by the bank in an attempt to assist the borrower in working through liquidity problems.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as nonaccrual loans may generally be returned to accrual status in years after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower in accordance with the terms of the restructured loan.  During the first quarter of 2017, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

The following tables summarize the financial effect of TDRs recorded during the periods indicated:

	Three months ended March 31, 2017
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	1	$ 22	$ 18
Real estate
Consumer mortgages	4	230	230
Home equity	3	134	134
Commercial and industrial-owner occupied	1	260	257
All other	5	58	53
Total	14	$ 704	$ 692

	Year ended December 31, 2016
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	25	$ 14,469	$ 14,305
Real estate
Consumer mortgages	16	1,429	1,354
Home equity	1	3	3
Agricultural	2	79	79
Commercial and industrial-owner occupied	10	4,344	4,331
Commercial real estate	5	8,931	6,702
All other	8	3,622	3,608
Total	67	$ 32,877	$ 30,382

The tables below summarize TDRs within the previous 12 months for which there was a payment default during the period indicated (i.e., 30 days or more past due at any given time during the period indicated).

	Three months ended March 31, 2017
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	1	$ 16
Real estate
Consumer mortgages	3	391
Commercial and industrial-owner occupied	2	406
Total	6	$ 813

	Year ended December 31, 2016
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	8	$ 3,804
Real estate
Consumer mortgages	7	597
Commercial and industrial-owner occupied	2	532
Construction, acquisition and development	1	14
Commercial real estate	1	9,336
All other	2	20
Total	21	$ 14,303

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Three months ended
	March 31, 2017
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 19,170	$ (384)	$ 490	$ 1,291	$ 20,567
Real estate
Consumer mortgages	30,386	(596)	625	1,340	31,755
Home equity	7,174	(459)	356	(39)	7,032
Agricultural	2,172	(44)	41	109	2,278
Commercial and industrial-owner occupied	12,899	(404)	193	1,178	13,866
Construction, acquisition and development	13,957	(30)	1,324	(1,766)	13,485
Commercial real estate	24,845	(19)	69	767	25,662
Credit cards	7,787	(838)	249	(1,032)	6,166
All other	5,346	(559)	446	(848)	4,385
Total	$ 123,736	$ (3,333)	$ 3,793	$ 1,000	$ 125,196

	Year ended
	December 31, 2016
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 17,583	$ (4,551)	$ 1,833	$ 4,305	$ 19,170
Real estate
Consumer mortgages	33,198	(2,687)	1,694	(1,819)	30,386
Home equity	6,949	(1,884)	506	1,603	7,174
Agricultural	2,524	(110)	175	(417)	2,172
Commercial and industrial-owner occupied	14,607	(1,095)	544	(1,157)	12,899
Construction, acquisition and development	15,925	(521)	1,373	(2,820)	13,957
Commercial real estate	25,508	(1,129)	2,411	(1,945)	24,845
Credit cards	4,047	(2,845)	850	5,735	7,787
All other	6,117	(2,197)	911	515	5,346
Total	$ 126,458	$ (17,019)	$ 10,297	$ 4,000	$ 123,736

	Three months ended
	March 31, 2016
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 17,583	$ (140)	$ 212	$ 1,625	$ 19,280
Real estate
Consumer mortgages	33,198	(710)	455	403	33,346
Home equity	6,949	(550)	80	554	7,033
Agricultural	2,524	(11)	36	(148)	2,401
Commercial and industrial-owner occupied	14,607	(154)	125	171	14,749
Construction, acquisition and development	15,925	(226)	272	(1,307)	14,664
Commercial real estate	25,508	(245)	683	(533)	25,413
Credit cards	4,047	(720)	181	(268)	3,240
All other	6,117	(487)	247	503	6,380
Total	$ 126,458	$ (3,243)	$ 2,291	$ 1,000	$ 126,506

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated::

	March 31, 2017
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans (1)	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$ 11,838	$ 3,482	$ 17,085	$ 20,567
Real estate
Consumer mortgages	1,276	7	31,748	31,755
Home equity	854	30	7,002	7,032
Agricultural	3,592	-	2,278	2,278
Commercial and industrial-owner occupied	12,047	352	13,514	13,866
Construction, acquisition and development	277	30	13,455	13,485
Commercial real estate	12,013	2,329	23,333	25,662
Credit cards	-	-	6,166	6,166
All other	-	-	4,385	4,385
Total	$ 41,897	$ 6,230	$ 118,966	$ 125,196
(1)	Impaired loans are shown exclusive of accruing TDRs and $2.7 million of non-accruing TDRs

	December 31, 2016
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans (1)	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$ 8,314	$ 1,837	$ 17,333	$ 19,170
Real estate
Consumer mortgages	1,655	-	30,386	30,386
Home equity	857	-	7,174	7,174
Agricultural	861	-	2,172	2,172
Commercial and industrial-owner occupied	8,321	-	12,899	12,899
Construction, acquisition and development	5,933	35	13,922	13,957
Commercial real estate	12,296	2,481	22,364	24,845
Credit cards	-	-	7,787	7,787
All other	-	-	5,346	5,346
Total	$ 38,237	$ 4,353	$ 119,383	$ 123,736

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

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned (“OREO”) for the periods indicated:

	Three months ended		Year ended
	March 31,		December 31,
	2017	2016	2016
	(In thousands)
Balance at beginning of period	$ 7,810	$ 14,759	$ 14,759
Additions to foreclosed properties
New foreclosed properties	2,266	1,359	9,752
Reductions in foreclosed properties
Sales including realized gains and losses, net	(989)	(2,837)	(14,183)
Writedowns for unrealized losses	(629)	(596)	(2,518)
Balance at end of period	$ 8,458	$ 12,685	$ 7,810

The following tables present the OREO by segment and class as of the dates indicated:

	March 31,		December 31,
	2017	2016	2016
	(In thousands)
Commercial and industrial	$ -	$ 74	$ -
Real estate
Consumer mortgages	2,005	1,697	857
Home equity	39	594	39
Agricultural	22	25	22
Commercial and industrial-owner occupied	2,060	1,051	1,958
Construction, acquisition and development	3,068	8,546	3,746
Commercial real estate	1,159	466	1,128
All other	105	232	60
Total	$ 8,458	$ 12,685	$ 7,810

The Company incurred total foreclosed property expenses of approximately $1.1 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were approximately $632,000 and $843,000 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 5 – SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of March 31, 2017 and 2016, respectively, and December 31, 2016 follows:

	March 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,823,294	$ 861	$ 5,975	$ 1,818,180
U.S. Government agency issued residential mortgage-backed securities	167,986	1,389	1,833	167,542
U.S. Government agency issued commercial mortgage-backed securities	169,996	1,510	1,424	170,082
Obligations of states and political subdivisions	337,595	16,193	1,464	352,324
FHLB and other securities	32,531	228	-	32,759
Total	$ 2,531,402	$ 20,181	$ 10,696	$ 2,540,887

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,794,231	$ 1,261	$ 6,065	$ 1,789,427
U.S. Government agency issued residential mortgage-backed securities	176,476	1,665	1,898	176,243
U.S. Government agency issued commercial mortgage-backed securities	171,840	1,648	1,209	172,279
Obligations of states and political subdivisions	346,609	15,547	2,151	360,005
FHLB and other securities	32,436	1,286	-	33,722
Total	$ 2,521,592	$ 21,407	$ 11,323	$ 2,531,676

	March 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,190,199	$ 5,974	$ 6	$ 1,196,167
U.S. Government agency issued residential mortgage-backed securities	187,410	2,582	251	189,741
U.S. Government agency issued commercial mortgage-backed securities	204,246	3,719	57	207,908
Obligations of states and political subdivisions	384,326	24,219	8	408,537
FHLB and other securities	13,142	878	-	14,020
Total	$ 1,979,323	$ 37,372	$ 322	$ 2,016,373

Gross gains of $1.1 million and no gross losses were recognized on available-for-sale securities during the first three months of 2017.  Gross gains of approximately $2,000 and no gross losses were recognized on available-for-sale securities during the first three months of 2016.

At March 31, 2017, the Company’ available-for-sale securities included FHLB stock with a carrying value of $32.4 million compared to a required investment of $27.2 million.  At March 31, 2016, the Company’ available-

for-sale securities included FHLB stock with a carrying value of $13.0 million compared to a required investment of $6.5 million.

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2017 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	March 31, 2017
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in thousands)
Maturing in one year or less	$ 569,032	$ 569,120	1.05%
Maturing after one year through five years	1,347,399	1,341,746	1.37
Maturing after five years through ten years	45,459	47,804	5.90
Maturing after ten years	231,530	244,593	5.47
Mortgage-backed securities	337,982	337,624	2.18
Total	$ 2,531,402	$ 2,540,887

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 1,319,456	$ 5,975	$ -	$ -	$ 1,319,456	$ 5,975
U.S. Government agency issued residential mortgage-backed securities	88,596	1,751	5,578	82	94,174	1,833
U.S. Government agency issued commercial mortgage-backed securities	128,763	1,295	13,662	129	142,425	1,424
Obligations of states and political subdivisions	25,727	1,464	-	-	25,727	1,464
Total	$ 1,562,542	$ 10,485	$ 19,240	$ 211	$ 1,581,782	$ 10,696

	December 31, 2016
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 1,082,573	$ 6,065	$ -	$ -	$ 1,082,573	$ 6,065
U.S. Government agency issued residential mortgage-backed securities	71,599	1,783	15,375	115	86,974	1,898
U.S. Government agency issued commercial mortgage-backed securities	129,940	1,084	14,385	125	144,325	1,209
Obligations of states and political subdivisions	46,798	2,151	-	-	46,798	2,151
Total	$ 1,330,910	$ 11,083	$ 29,760	$ 240	$ 1,360,670	$ 11,323

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management has no intent to sell these securities until the full recovery of unrealized losses, which may be until maturity, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during the first three months of 2017 or 2016.

NOTE 6 – PER SHARE DATA

Basic earnings per share (“EPS”) are calculated using the two-class method.  The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic EPS.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  There were no weighted-average antidilutive stock options to purchase of Company common stock for the three months ended March 31, 2017 to be excluded from diluted shares.  Antidilutive other equity awards of approximately 26,700 shares of Company common stock for the three months ended March 31, 2017 were excluded from diluted shares. Weighted-average antidilutive stock options to purchase approximately 169,100 of Company common stock with a weighted average exercise price of $23.35 per share for the three months ended March 31, 2016 were excluded from diluted shares. Antidilutive other equity awards of approximately 32,200 shares of Company common stock for the three months ended March 31, 2016 were excluded from diluted shares.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended March 31,
	2017			2016
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 38,093	93,643	$ 0.41	$ 22,549	94,369	$ 0.24
Effect of dilutive share-
based awards	-	186		-	225

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 38,093	93,829	$ 0.41	$ 22,549	94,594	$ 0.24

NOTE 7 – COMPREHENSIVE INCOME

The following tables present the components of other comprehensive (loss) income and the related tax effects allocated to each component for the periods indicated:

	Three months ended March 31,
	2017			2016
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount
Net unrealized gains on available-for-	(In thousands)
sale securities:
Unrealized gains arising during
holding period	$ 474	$ (183)	$ 291	$ 14,169	$ (5,420)	$ 8,749
Reclassification adjustment for
net gains realized in net income (1)	(1,071)	410	(661)	(2)	1	(1)
Recognized employee benefit plan
net periodic benefit cost (2)	1,533	(586)	947	1,511	(578)	933
Other comprehensive income	$ 936	$ (359)	$ 577	$ 15,678	$ (5,997)	$ 9,681
Net income			38,093			22,549
Comprehensive income			$ 38,670			$ 32,230

(1)  Reclassification adjustments for net gains (losses) on available-for-sale securities are reported as net security gains on the consolidated statements of income.

(2)  Recognized employee benefit plan net periodic benefit cost include recognized prior service cost and recognized net loss.  For more information, see Note 9 - Pension Benefits.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the three months ended March 31, 2017 were as follows:

	Community	Insurance
	Banking	Agencies	Total
(In thousands)
Balance as of December 31, 2016	$ 217,618	$ 83,180	$ 300,798
Goodwill recorded during the period	-	-	-
Balance as of March 31, 2017	$ 217,618	$ 83,180	$ 300,798

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first three months of 2017 that indicated the necessity of an earlier goodwill impairment assessment.

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

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	March 31, 2017		December 31, 2016
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$ 27,801	$ 23,829	$ 27,801	$ 23,721
Customer relationship intangibles	45,758	$ 30,406	46,568	30,406
Non-solicitation intangibles	1,650	$ 798	1,850	886
Total	$ 75,209	$ 55,033	$ 76,219	$ 55,013

Unamortized intangible assets:
Trade names	$ 688	$ -	$ 688	$ -

	Three months ended
	March 31,
	2017	2016

Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$ 108	$ 117
Customer relationship intangibles	810	638
Non-solicitation intangibles	112	125
Total	$ 1,030	$ 880

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2017 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total

Estimated Amortization Expense:	(In thousands)
For the year ending December 31, 2017	$ 419	$ 3,147	$ 448	$ 4,014
For the year ending December 31, 2018	390	2,696	419	3,505
For the year ending December 31, 2019	363	2,330	97	2,790
For the year ending December 31, 2020	340	2,014	-	2,354
For the year ending December 31, 2021	251	1,591	-	1,842

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended
	March 31,
	2017	2016
	(In thousands)
Service cost	$ 1,532	$ 2,213
Interest cost	2,294	2,341
Expected return on assets	(2,953)	(2,613)
Recognized prior service cost	(186)	(179)
Recognized net loss	1,719	1,690
Net periodic benefit costs	$ 2,406	$ 3,452

NOTE 10 – RECENT PRONOUNCEMENTS

In September 2014, the FASB issued an ASU regarding accounting for revenue from contracts with customers. This ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i)identify the contract(s)with a customer, (ii)identify the performance obligations in the contract, (iii)determine the transaction price, (iv)allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as)the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective on January 1, 2017; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)–Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. The Company is continuing to evaluate the impact of ASU 2014-09 on the financial statements as well as the most appropriate transition method of application.  Based on this evaluation to date, the Company does not believe the adoption of the ASU will have a material impact on the financial position and results of operations of the Company.

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

In March 2016, the FASB issued an ASU regarding stock compensation and improvements to employee share-based payment accounting.  This ASU changes five aspects of the accounting for share-based payment award transactions including 1) accounting for income taxes; 2) classification of excess tax benefits on the statement of cash flows; 3) forfeitures; 4) minimum statutory tax withholding requirements; 5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes.  Effective

January 1, 2017, the Company adopted provisions of this ASU which makes several revisions to equity compensation accounting.  Under the new guidance all excess tax benefits and deficiencies that occur when an award vests, is exercised, or expires are recognized in income tax expense as discrete period items.  Previously, these transactions were typically recorded directly within equity.  Consistent with this change, excess tax benefits and deficiencies are no longer included within estimated proceeds when performing the calculation for diluted earnings per share.  The presentation of excess tax benefits in the statement of cash flows shifted to an operating activity from the prior classification as a financing activity.

ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur when estimating stock-based compensation expense rather than the previous requirement to estimate forfeitures from inception.  Transition to the new guidance was accomplished through a combination of retrospective, cumulative-effect adjustment to equity and prospective methodologies.  The Company estimates, based on currently enacted tax rates, that adoption of ASU 2016-09 in 2017 will result in an incremental effect on tax provision ranging from approximately $218,000 to approximately $865,000 of tax benefit.  The actual effects of adoption in 2017 will primarily depend upon the share price of the Company’ stock, which affects the vesting of certain performance awards, probability of exercise of certain stock options and the magnitude of windfalls for all awards upon either vesting or exercise.  The effects on earnings per share calculations and election to account for forfeitures as incurred have not been significant.

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

In January 2017, the FASB issued an ASU regarding how goodwill is tested annually.  This ASU will simplify the measurement of goodwill which will reduce cost and complexity of the evaluating process.  This ASU is effective beginning after December 15, 2019.  The adoption of this ASU will not have a material impact on the financial position and results of the Company.

NOTE 11 - SEGMENT REPORTING

The Company is a financial holding company with subsidiaries engaged in the business of banking and activities closely related to banking.  The Company determines reportable segments based upon the services offered, the significance of those services to the Company's financial condition and operating results and management's regular review of the operating results of those services.  The Company's primary segment is the Banking Services Group, which includes providing a full range of deposit products, commercial loans and consumer loans.  The Company has also designated four additional reportable segments --Mortgage, Insurance Agencies, Wealth Management, and General Corporate and Other.  The Company’s Mortgage segment includes the mortgage banking activities of originating mortgage loans, selling mortgage loans in the secondary market and servicing the mortgage loans that are sold on a servicing retained basis.  The Company's insurance agencies serve as agents in the sale of commercial lines of insurance and full lines of property and casualty, life, health and employee benefits products and services.  The Wealth Management segment offers individuals, businesses, governmental institutions and non-profit entities a wide range of solutions to help protect, grow and transfer wealth.  Offerings include credit related products, trust and investment management, asset management, retirement and savings solutions, estate planning and annuity products.  The General Corporate and Other segment includes other activities not allocated to Banking Services Group, Mortgage, Insurance Agencies or Wealth Management segments.

Results of operations and selected financial information by segment for the three-month period ended March 31, 2017 and 2016 were as follows:

	Banking Services Group	Mortgage	Insurance Agencies	Wealth Management	General Corporate and Other	Total
	(In thousands)
Three months ended March 31, 2017
Results of Operations
Net interest revenue	$ 111,053	$ 3,530	$ 11	$ 5	$ 12	$ 114,611
Provision for credit losses	-	-	-	-	1,000	1,000
Net interest revenue after provision for credit losses	111,053	3,530	11	5	(988)	113,611
Noninterest revenue	21,877	8,990	33,113	5,617	1,272	70,869
Noninterest expense	75,850	6,862	25,974	3,948	14,475	127,109
Income before income taxes	57,080	5,658	7,150	1,674	(14,191)	57,371
Income tax expense (benefit)	19,633	2,098	2,844	620	(5,917)	19,278
Net income	37,447	3,560	4,306	1,054	(8,274)	38,093
Selected Financial Information
Total assets at end of period	$ 11,566,533	$ 543,022	$ 216,784	$ 21,373	$ 2,518,342	$ 14,866,054
Depreciation and amortization	5,502	152	1,187	26	648	7,515

	Banking Services Group	Mortgage	Insurance Agencies	Wealth Management	General Corporate and Other	Total
	(In thousands)
Three months ended March 31, 2016
Results of Operations
Net interest revenue	$ 108,901	$ 2,610	$ 19	$ 1	$ (372)	$ 111,159
Provision for credit losses	-	-	-	-	1,000	1,000
Net interest revenue after provision for credit losses	108,901	2,610	19	1	(1,372)	110,159
Noninterest revenue	22,706	1,830	33,364	5,535	1,292	64,727
Noninterest expense	76,906	5,863	25,482	4,099	29,162	141,512
Income before income taxes	54,701	(1,423)	7,901	1,437	(29,242)	33,374
Income tax expense (benefit)	17,629	(502)	3,140	506	(9,948)	10,825
Net income	37,072	(921)	4,761	931	(19,294)	22,549
Selected Financial Information
Total assets at end of period	$ 10,749,801	$ 399,532	$ 210,535	$ 15,370	$ 2,551,160	$ 13,926,398
Depreciation and amortization	5,314	145	1,060	28	640	7,187

The change in income for the Banking Services Group for the three months ended March 31, 2017 compared to the same periods in 2016 is mainly due to an increase in interest revenue for loans and leases due to the balance increase of net loans and leases.  The change in income for the Mortgage segment for the three months ended March 31, 2017 compared to the same periods in 2016 is a result of the negative MSR adjustment of $8.0 million recorded during the first quarter of 2016 compared to a positive MSR adjustment of $0.9 million recorded during the first quarter of 2017.  The decrease in the loss in the General, Corporate and Other segment when comparing comparable periods is a result of the pre-tax charge of $10.3 million related to a liability associated with an ongoing regulatory matter recorded during the first quarter of 2016 with no such charge recorded during the first quarter of 2017.

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

	March 31,		December 31,
	2017	2016	2016
	(Dollars in thousands)
Unpaid principal balance	$6,429,617	$6,096,220	$6,384,649
Weighted-average prepayment speed (CPR)	9.2	12.5	9.4
Discount rate (annual percentage)	9.8	9.8	9.8
Weighted-average coupon interest rate (percentage)	3.9	4.0	3.9
Weighted-average remaining maturity (months)	323.0	320.0	323.0
Weighted-average servicing fee (basis points)	26.6	26.6	26.7

Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream.  The use of different estimates or assumptions could also produce different fair values.  As of March 31, 2017, the Company had a hedge in place designed to cover approximately 6% of the MSR.  The Company is susceptible to fluctuations in their value of its MSRs in changing interest rate environments.

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2017	2016
	(In thousands)
Fair value as of January 1	$ 65,263	$ 57,268
Additions:
Origination of servicing assets	2,866	2,612
Changes in fair value:
Due to payoffs/paydowns	(1,876)	(1,380)
Due to change in valuation inputs or assumptions
used in the valuation model	909	(7,954)
Other changes in fair value	(1)	(2)
Fair value as of March 31	$ 67,161	$ 50,544

All of the changes to the fair value of the MSRs are recorded as part of mortgage banking noninterest revenue on the income statement.  As part of mortgage banking noninterest revenue, the Company recorded contractual servicing fees of $4.4 million and $4.0 million and late and other ancillary fees of approximately $389,000 and $745,000 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS AND OFFSETTING ASSETS AND LIABILITIES

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At March 31, 2017, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $212.7 million with a carrying value and fair value reflecting a loss of approximately $804,000.  At March 31, 2016, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $255.2 million with a carrying value and fair value reflecting a loss of $1.8 million.  At March 31, 2017, the notional amount of commitments to fund individual fixed-rate mortgage loans was $173.1 million with a carrying value and fair value reflecting a gain of $5.6 million.  At March 31, 2016, the notional amount of commitments to fund individual fixed-rate mortgage loans was $216.5 million with a carrying value and fair value reflecting a gain of $6.4 million.

The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of March 31, 2017, the notional amount of customer related derivative financial instruments was $207.5 million with an average maturity of 27 months, an average interest receive rate of 3.1% and an average interest pay rate of 5.7%.  As of March 31, 2016, the notional amount of customer related derivative financial instruments was $243.2 million with an average maturity of 39 months, an average interest receive rate of 2.7% and an average interest pay rate of 5.6%.

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

The following tables present components of financial instruments eligible for offsetting for the periods indicated:

	March 31, 2017
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount
	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 5,642	$ -	$ 5,642	$ -	$ -	$ 5,642
Loan/lease interest rate swaps	7,384	-	7,384	-	-	7,384
Total financial assets	$ 13,026	$ -	$ 13,026	$ -	$ -	$ 13,026
	.
Financial liabilities:
Derivatives:
Forward commitments	$ 1,124	$ -	$ 1,124	$ -	$ -	$ 1,124
Loan/lease interest rate swaps	7,384	-	7,384	-	(7,384)	-
Repurchase arrangements	375,832	-	375,832	(375,832)	-	-
Total financial liabilities	$ 384,340	$ -	$ 384,340	$ (375,832)	$ (7,384)	$ 1,124

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

Derivative instruments.  The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  Fair value of these derivative instruments is measured on a recurring basis using recent observable market prices.  The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates ranging from 2.33% to 4.52%.  The Company also considers the associated counterparty credit risk when determining the fair value of these instruments.  The Company’s interest rate swaps, commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and 2016:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,818,180	$ -	$ 1,818,180
U.S. Government agency issued residential
mortgage-backed securities	-	167,542	-	167,542
U.S. Government agency issued commercial
mortgage-backed securities	-	170,082	-	170,082
Obligations of states and
political subdivisions	-	352,324	-	352,324
Other	160	32,599	-	32,759
Mortgage servicing rights	-	-	67,161	67,161
Derivative instruments	-	-	12,911	12,911
Loans held for sale	-	161,600	-	161,600
Total	$ 160	$ 2,702,327	$ 80,072	$ 2,782,559
Liabilities:
Derivative instruments	$ -	$ -	$ 8,508	$ 8,508

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,196,167	$ -	$ 1,196,167
U.S. Government agency issued residential
mortgage-backed securities	-	189,741	-	189,741
U.S. Government agency issued commercial
mortgage-backed securities	-	207,908	-	207,908
Obligations of states and
political subdivisions	-	408,537		408,537
Other	810	13,210	-	14,020
Mortgage servicing rights	-	-	50,544	50,544
Derivative instruments	-	-	23,479	23,479
Loans held for sale	-	150,046	-	150,046
Total	$ 810	$ 2,165,609	$ 74,023	$ 2,240,442
Liabilities:
Derivative instruments	$ -	$ -	$ 19,089	$ 19,089

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month period ended March 31, 2017 and 2016:

Mortgage
	Servicing	Derivative
	Rights	Instruments
(In thousands)
Balance at December 31, 2016	$ 65,263	$ 6,138
Year to date net gains (losses) included in:
Net loss	(968)	(1,735)
Other comprehensive income	-	-
Additions	2,866	-
Transfers in and/or out of Level 3	-	-
Balance at March 31, 2017	$ 67,161	$ 4,403
Net unrealized gains (losses) included in net income for the
quarter relating to assets and liabilities held at March 31, 2017	$ 909	$ (1,735)

Mortgage
	Servicing	Derivative
	Rights	Instruments
(In thousands)
Balance at December 31, 2015	$ 57,268	$ 3,257
Year to date net gains (losses) included in:
Net (loss) gain	(9,336)	1,133
Other comprehensive income	-	-
Additions	2,612	-
Transfers in and/or out of Level 3	-	-
Balance at March 31, 2016	$ 50,544	$ 4,390
Net unrealized (losses) gains included in net income for the
quarter relating to assets and liabilities held at March 31, 2016	$ (7,954)	$ 1,133

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2017 and 2016:

	March 31, 2017				Three months ended
					March 31, 2017
	Level 1	Level 2	Level 3	Total	Net Losses
Assets:	(In thousands)
Impaired loans	$ -	$ -	$ 41,897	41,897	$ (299)
Other real estate owned	-	-	8,458	8,458	(527)

	March 31, 2016				Three months ended
					March 31, 2016
					Net Losses
Assets:	(In thousands)
Impaired loans	-	-	49,646	49,646	(373)
Other real estate owned	-	-	12,685	12,685	(80)

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments (“FASB ASC 825”), requires that the Company disclose estimated fair values for its financial instruments.  Fair value estimates, methods and assumptions that are used by the Company in estimating fair values of financial instruments and that are not disclosed above in Note 14 are set forth below.

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

Lending Commitments.  The Company’s lending commitments are negotiated at prevailing market rates and are relatively short-term in nature.  As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time.  Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements.  The Company’s lending commitments are classified as Level 2.  The Company’s off-balance sheet commitments including letters of credit, which totaled $90.1 million at March 31, 2017, are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The following table presents carrying and fair value information of financial instruments at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:	(In thousands)
Cash and due from banks	$ 147,684	$ 147,684	$ 184,152	$ 184,152
Interest bearing deposits with other banks	253,738	253,738	38,813	38,813
Available-for-sale securities	2,540,887	2,540,887	2,531,676	2,531,676
Net loans and leases	10,676,498	10,658,071	10,688,255	10,692,820
Loans held for sale	161,600	161,600	166,927	166,927

Liabilities:
Noninterest bearing deposits	3,401,348	3,401,348	3,250,537	3,250,537
Savings and interest bearing deposits	6,809,632	6,809,632	6,596,289	6,596,289
Other time deposits	1,831,865	1,850,188	1,841,315	1,857,506
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	375,832	374,849	546,002	545,002
Long-term debt and other borrowings	530,000	531,719	542,888	547,273

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	(804)	(804)	2,903	2,903
Commitments to fund fixed rate
mortgage loans	5,623	5,623	3,362	3,362
Interest rate swap position to receive	7,269	7,269	9,061	9,061
Interest rate swap position to pay	(7,384)	(7,384)	(9,175)	(9,175)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,
	2017	2016
	(In thousands)
Bank-owned life insurance	$ 1,669	$ 1,893
Other miscellaneous income	2,433	2,669
Total other noninterest income	$ 4,102	$ 4,562

The following table details other noninterest expense for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,
	2017	2016
	(In thousands)
Advertising	$ 663	$ 633
Foreclosed property expense	1,050	1,181
Telecommunications	1,147	1,295
Public relations	720	661
Data processing	6,623	6,391
Computer software	2,981	2,660
Amortization of intangibles	1,030	880
Legal fees	1,229	4,535
Merger expense	-	1
Postage and shipping	1,175	1,117
Other miscellaneous expense	12,751	13,876
Total other noninterest expense	$ 29,369	$ 33,230

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

The Company cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against it, its directors, management or employees, including remedies or damage awards. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims (which are not considered incidental to the ordinary conduct of the Company’s business) utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable the Company will incur a loss and the amount can be reasonably estimated, the Company establishes an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings and the potential loss, however, may turn out to be substantially higher than the amount accrued. Further, the Company’s insurance policies have deductibles and they will likely not cover all such litigation, other proceedings or claims, or the costs of defense.

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-related expense of $2.9 million accrued as of March 31, 2017, which excludes amounts reserved for regulatory settlement expenses discussed below, is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular fiscal period or periods.

On July 31, 2014, the Company, its Chief Executive Officer and former Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint was subsequently amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the District Court granted in part and denied in part the defendants’ motion to dismiss and dismissed the claims concerning the Company’s expectations about the closing of the mergers.  Class certification was granted by the District Court on April 21, 2016, and a petition for immediate appeal of the class certification was filed and was granted.  Class certification was vacated by the U.S. Sixth Circuit Court of Appeals, and the case was remanded to the District Court for further proceedings.  The plaintiff seeks an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the District Court may deem just and proper.  At this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company as it is uncertain whether the lead plaintiff will be successful in certifying a class on its second attempt and the exact amount of damages (should the District Court grant class certification again) is uncertain.  Although it is not possible to predict the ultimate resolution or financial liability with respect to the litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

On June 29, 2016, the Bank, the CFPB and the DOJ agreed to a settlement set forth in a consent order (the “Consent Order”) related to the joint investigation by the CFPB and the DOJ of the Bank’s fair lending program during the period between January 1, 2011 and December 31, 2013.  The Consent Order was signed by the United States District Court for the Northern District of Mississippi (the “District Court”) on July 25, 2016.  In the first quarter of 2016, the Bank reserved $13.8 million to cover costs related to this matter, $10.3 million of which was reflected as regulatory settlement expense and $3.5 million of which was included in other noninterest expense.  The settlement of this matter did not have a material financial impact on the second and third quarter 2016 financial results.  For additional information regarding the terms of this settlement and the Consent Order, see the signed Consent Order and the Company’s Current Report on Form 8-K that was filed with the SEC on June 29, 2016 which are incorporated herein by reference.

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

The Company had no long-term borrowings from U.S. Bank pursuant to the Credit Agreement at March 31, 2017 or December 31, 2016.  The Company also had long-term borrowings from FHLB of $530.0 million at both March 31, 2017  and December 31, 2016.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may not be based upon historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by their reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “foresee,” “hope,” “intend,” “may,” “might,” “plan,” “will,” or “would” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the terms, timing and closings of the proposed mergers with Ouachita Bancshares Corp. and Central Community Corporation, the acceptance by customers of Ouachita Bancshares Corp. and Central Community Corporation of the Company’s products and services if the proposed mergers close, the Company’s ability to operate its regulatory compliance programs consistent with federal, state and local laws, including its Bank Secrecy Act (“BSA”) and anti-money laundering (“AML”) compliance program and its fair lending compliance program, the Company’s compliance with the consent order it entered into with the Consumer Financial Protection Bureau and the United States Department of Justice related to the Company’s fair lending practices (the “Consent Order”), amortization expense for intangible assets, goodwill impairments, loan impairment, utilization of appraisals and inspections for real estate loans, maturity, renewal or extension of construction, acquisition and development loans, net interest revenue, fair value determinations, the amount of the Company’s non-performing loans and leases, credit quality, credit losses, liquidity, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, early identification and resolution of credit issues, utilization of non-GAAP financial measures, the ability of the Company to collect all amounts due according to the contractual terms of loan agreements, the Company’s reserve for losses from representation and warranty obligations, the Company’s foreclosure process related to mortgage loans, the resolution of non-performing loans that are collaterally dependent, real estate values, fully-indexed interest rates, interest rate risk, interest rate sensitivity, calculation of economic value of equity, impaired loan charge-offs, diversification of the Company’s revenue stream, the growth of the Company’s insurance business and commission revenue, the growth of the Company’s customer base and loan, deposit and fee revenue sources, liquidity needs and strategies, sources of funding, net interest margin, declaration and payment of dividends, the utilization of the Company’s share repurchase program, the implementation and execution of cost saving initiatives, improvement in the Company’s efficiencies, operating expense trends, future acquisitions and consideration to be used therefor, and the impact of certain claims and ongoing, pending or threatened litigation, administrative and investigatory matters.

The Company cautions readers not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors may include, but are not limited to, the Company’s ability to operate its regulatory compliance programs consistent with federal, state and local laws, including its BSA/AML compliance program and its fair lending compliance program, the Company’s ability to successfully implement and comply with the Consent Order, the ability of the Company, Ouachita Bancshares Corp. and Central Community Corporation to obtain regulatory approval of and close the proposed mergers, the willingness of Ouachita Bancshares Corp. and Central Community Corporation to proceed with the proposed mergers, the potential impact upon the Company of the delay in the closings of these proposed mergers, the impact of any ongoing, pending or threatened litigation, administrative and investigatory matters involving the Company, conditions in the financial markets and economic conditions generally, the adequacy of the Company’s provision and allowance for credit losses to cover actual credit losses, the credit risk associated with real estate construction, acquisition and development loans, limitations on the Company’s ability to declare and pay dividends, the availability of capital on favorable terms if and when needed, liquidity risk, governmental regulation, including the Dodd-Frank Act, and supervision of the Company’s operations, the short-term and long-term impact of changes to banking capital standards on the Company’s regulatory capital and liquidity, the impact of regulations on service charges on the Company’s core deposit accounts, the susceptibility of the Company’s business to local economic and environmental conditions, the soundness of other financial institutions, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, volatility in capital and credit markets, reputational risk, the impact of the loss of any key Company personnel, the impact of hurricanes or other adverse weather events, any requirement that the Company write down goodwill or other intangible assets, diversification in the types of financial services the Company offers, the growth of the Company’s insurance business and commission revenue, the growth of the Company’s loan, deposit and fee revenue sources, the Company’s ability to adapt its products and services to evolving industry standards and consumer preferences, competition with other financial services companies, risks in connection with completed or potential acquisitions, the Company’s growth strategy, interruptions or breaches in the Company’s information system security, the failure of certain third-party vendors to perform, unfavorable ratings by rating agencies, dilution caused by the Company’s issuance of any additional shares of its common stock to raise capital or acquire other banks, bank holding companies, financial holding companies and insurance agencies, the utilization of the Company’s share repurchase program, the implementation and execution of cost saving initiatives, other factors generally understood to affect the assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations of financial services companies and other factors detailed from time to time in the Company’s press and news releases, reports and other filings with the SEC, including, without limitation, those factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Item 1A. Risk Factors” and in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date that they were made, and, except as required by law, the Company does not undertake any obligation to update or revise forward-looking statements to reflect events or circumstances that occur after the date of this Report.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $14.9 billion in assets at March 31, 2017.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Alabama, Arkansas, Florida, Louisiana, Mississippi, Missouri, Tennessee and Texas.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its insurance agency subsidiary provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, please refer to the unaudited consolidated financial statements for the three-month period ended March 31, 2017 and 2016 and the consolidated financial statements as of December 31, 2016 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on such reported financial information.

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry.  The Company was not immune to such pressures and the economic downturn had a negative impact on the Company and its customers in all of the markets that it serves.  However, the Company’s financial condition has remained stable during the first three months of 2017 as reflected by decreases in non-performing assets, gross charge-offs and criticized loans, when compared to prior periods.

 Management believes that the Company remains well positioned with respect to overall credit quality as evidenced by the stable credit quality metrics especially when comparing March 31, 2017 to December 31, 2016 and March 31, 2016.  Management believes, however, that future weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.

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

The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations:

SELECTED FINANCIAL DATA

	Three months ended
	March 31,
	2017	2016
	(Dollars in thousands, except per share data)
Earnings Summary:
Total interest revenue	$ 122,926	$ 117,972
Total interest expense	8,315	6,813
Net interest revenue	114,611	111,159
Provision for credit losses	1,000	1,000
Noninterest revenue	70,869	64,727
Noninterest expense	127,109	141,512
Income before income taxes	57,371	33,374
Income tax expense	19,278	10,825
Net income	$ 38,093	$ 22,549

Balance Sheet - Period-end balances:
Total assets	$ 14,866,054	$ 13,926,398
Total securities	2,540,887	2,016,373
Loans and leases, net of unearned income	10,801,694	10,444,697
Total deposits	12,042,845	11,486,697
Long-term debt	530,000	67,681
Total shareholders' equity	1,702,389	1,679,793

Balance Sheet-Average Balances:
Total assets	$ 14,832,260	$ 13,851,661
Total securities	2,507,701	2,037,739
Loans and leases, net of unearned income	10,820,486	10,372,925
Total deposits	11,941,851	11,431,480
Long-term debt	530,000	67,750
Total shareholders' equity	1,731,931	1,668,465

Common Share Data:
Basic earnings per share	$ 0.41	$ 0.24
Diluted earnings per share	0.41	0.24
Cash dividends per share	0.13	0.10
Book value per share	18.44	17.79
Tangible book value per share (1)	14.95	14.49
Dividend payout ratio	30.73%	41.85%

Financial Ratios (Annualized):
Return on average assets	1.04%	0.65%
Return on average shareholders' equity	8.92	5.44
Total shareholders' equity to total assets	11.45	12.06
Tangible shareholders' equity to tangible assets (1)	9.49	10.05
Net interest margin-fully taxable equivalent	3.46	3.56

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	(0.02)%	0.04%
Provision for credit losses to average loans and leases	0.04	0.04
Allowance for credit losses to net loans and leases	1.16	1.21
Allowance for credit losses to NPLs	153.50	134.23
Allowance for credit losses to NPAs	139.08	118.31
NPLs to net loans and leases	0.76	0.90
NPAs to net loans and leases	0.83	1.02

Capital Adequacy:
Common equity Tier 1 capital	12.16%	12.14%
Tier 1 capital	12.16	12.34
Total capital	13.21	13.43
Tier 1 leverage capital	9.95	10.61

 (1) Non-GAAP financial measures.  See “—Non-GAAP Measures and Reconciliations.”

Non-GAAP Financial Measures and Reconciliations

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

	March 31,
	2017	2016

	(Dollars in thousands, except per share data)
Tangible Assets:
Total assets	$ 14,866,054	$ 13,926,398
Less: Goodwill	300,798	291,498
Other identifiable intangible assets	20,865	19,664
Total tangible assets	$ 14,544,391	$ 13,615,236

Tangible Shareholders' Equity:
Total shareholders' equity	$ 1,702,389	$ 1,679,793
Less: Goodwill	300,798	291,498
Other identifiable intangible assets	20,865	19,664
Total tangible shareholders' equity	$ 1,380,726	$ 1,368,631

Total common shares outstanding	92,344,409	94,438,626

Tangible shareholders' equity to tangible assets	9.49%	10.05%

Tangible book value per share	$ 14.95	$ 14.49

FINANCIAL HIGHLIGHTS

The Company reported net income of $38.1 million for the first quarter of 2017, compared to net income of $22.5 million for the same quarter of 2016.     A primary factor contributing to the increase in net income for the three months ended March 31, 2017 compared to the same period in 2016 was the decrease in noninterest expense which was $127.1 million for the first quarter of 2017 compared to $141.5 million for the first quarter of 2016.  A pre-tax charge of $10.3 million was recorded during the first quarter of 2016 related to a liability associated with an ongoing regulatory matter.  This regulatory matter was settled during the second quarter of 2016 with no additional regulatory settlement charges deemed necessary in 2017.  Also contributing to the increase in net income during the first quarter of 2017 compared to the first quarter of 2016 was the increase in noninterest revenue and net interest revenue.  The increase in noninterest revenue for the comparable three-month periods is primarily a result of the increase in mortgage banking.  The increase in net interest revenue is a result of the increase in loan and lease revenue more than offsetting the increase in interest expense associated with interest bearing demand deposits and long term debt.

The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $114.6 million for the first quarter of 2017, an increase of $3.5 million, or 3.1%, from $111.2 million for the first quarter of 2016. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  One of the Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The increase in net interest revenue for the first quarter of 2017 compared to the first quarter of 2016 was primarily a result of the increase in interest revenue related to loans and leases due to the increasing loan portfolio more than offsetting the increase in interest expense related to the increase in interest bearing demand deposits and long-term debt.

Interest revenue increased $5.0 million, or 4.2%, in the first quarter of 2017 compared to the first quarter of 2016.  The Company has managed to increase loans as new loan production more than offset loan runoff in most loan categories when comparing the first quarter of 2017 to the first quarter of 2016.  The increase in interest expense of $1.5 million, or 22.0%, for the first quarter of 2017 compared to the first quarter of 2016 was primarily due to an increase in interest related to long term debt as FHLB borrowings have increased $462.3 million compared to March 31, 2016 coupled with the increase in average balances and rates on interest bearing deposits.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage banking operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue increased $6.1 million, or 9.5%, for the first quarter of 2017 compared to the first quarter of 2016.  One of the primary contributors to the increase in noninterest revenue for the comparable three month period was mortgage banking.  Mortgage banking increased to $9.0 million for the first quarter of 2017 compared to $1.8 million for the first quarter of 2016.  The increase in mortgage banking for the comparable three month period was a result of the change in MSRs.  The fair value of MSRs, including the MSR hedge, increased approximately $934,000 during the first quarter of 2017 compared to a decrease of $8.0 million during the first quarter of 2016.  Mortgage origination volume decreased 8.7% to $287.8 million for the first quarter of 2017 compared to $315.4 million for the first quarter of 2016.  As a result of decreased mortgage originations, mortgage origination revenue decreased to $5.1 million during the first quarter of 2017 compared to $6.4 million during the first quarter of 2016.

Insurance commissions and wealth management revenue remained relatively stable for the first three months of 2017 compared to the first three months of 2016. The increase in mortgage banking for the first quarter of 2017 compared to the first quarter of 2016 was partially offset by the decrease in deposit service charges of $1.3 million to $9.7 million for the same period. There were no significant non-recurring noninterest revenue items during the first three months of 2017 or 2016.

Total noninterest expense decreased 10.2% to $127.1 million for the first quarter of 2017 compared to $141.5 million for the first quarter of 2016.  The decrease in noninterest expense during the first three months of 2017 compared to the first three months of 2016 was primarily a result of a pre-tax charge of $10.3 million recorded during the first quarter of 2016 related to a liability associated with an ongoing regulatory matter. This regulatory matter was settled during the second quarter of 2016 with no additional regulatory settlement charges deemed necessary.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail below.

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

The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 10,820.5	$ 112.4	4.21%	$ 10,372.9	$ 108.7	4.22%
Loans held for sale	128.9	1.0	3.18%	103.2	1.0	3.83%
Available-for-sale securities:
Taxable	2,203.1	7.3	1.35%	1,687.5	5.9	1.40%
Non-taxable (3)	304.6	4.0	5.29%	350.3	4.7	5.36%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	258.5	0.5	0.76%	316.1	0.2	0.33%
Total interest earning
assets and revenue	13,715.6	125.2	3.70%	12,830.0	120.5	3.78%
Other assets	1,241.3			1,148.3
Less: Allowance for credit losses	(124.6)			(126.6)
Total	$ 14,832.3			$ 13,851.7

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 5,244.1	$ 2.8	0.22%	$ 5,102.6	$ 2.2	0.17%
Savings	1,587.7	0.5	0.12%	1,468.3	0.4	0.12%
Other time	1,837.2	3.6	0.79%	1,845.7	3.4	0.73%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	433.8	0.3	0.31%	441.7	0.1	0.14%
Junior subordinated debt securities	1.2	0.0	3.29%	23.2	0.2	3.18%
Long-term debt	530.0	1.1	0.87%	67.8	0.5	3.08%
Total interest bearing
liabilities and expense	9,634.0	8.3	0.35%	8,949.3	6.8	0.31%
Demand deposits -
noninterest bearing	3,272.9			3,014.9
Other liabilities	193.5			219.0
Total liabilities	13,100.4			12,183.2
Shareholders' equity	1,731.9			1,668.5
Total	$ 14,832.3			$ 13,851.7
Net interest revenue-FTE		$ 116.9			$ 113.7
Net interest margin-FTE			3.46%			3.56%
Net interest rate spread			3.35%			3.47%
Interest bearing liabilities to
interest earning assets			70.24%			69.75%

 (1)  Includes taxable equivalent adjustment to interest of $0.9 million for both the three months ended March 31, 2017 and 2016 using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $1.4  million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended March 31, 2017 increased $3.2  million, or 2.8%, compared to the same period in 2016.  The increase in net interest revenue-FTE for the comparable three-month periods was primarily a result of the increase in interest revenue-FTE related to the increase in average earning assets with that increase somewhat offset by the first quarter 2017 increase in rates paid on other time deposits and in the average balance of long-term debt.   The increase in earning assets was a result of loan run-off being more than replaced with new lower yielding loans.  The decrease in earning asset yields was primarily a result of new securities and maturity securities being replaced by securities with lower yields.  Rates on interest bearing liabilities increased slightly as a result of increases in rates paid on interest-bearing and other time deposits.

Interest revenue-FTE for the three-month period ended March 31, 2017 increased $4.7 million, or 3.9%, compared to the same period in 2016.  The increase in interest revenue-FTE for these periods was a result of the declining loan yields, as interest rates continued to be at historically low levels, being more than offset by loan growth noticed during the first quarter of 2017 combined with the increase in average available-for-sale securities.  The yield on average interest-earning assets decreased 8 basis points for the first quarter of 2017 compared to the same period in 2016.  Average interest-earning assets increased $885.6 million, or 6.9%, for the three-month period ended March 31, 2017, compared to the same period in 2016.

Interest expense for the three-month period ended March 31, 2017 increased $1.5 million, or 22.1%, compared to the same period in 2016.  The increase in interest expense for the comparable three-month period was primarily a result of the increase in average long-term debt combined with the increase in rates paid on interest bearing and other time deposits.  Average rates paid on interest bearing liabilities increased 4  basis points for the first quarter of 2017 compared to the first quarter of 2016.  Average interest bearing liabilities increased $684.7 million, or 7.7%, for the first quarter of 2017 compared to the first quarter of 2016.    The increase in average interest bearing liabilities for these periods was primarily a result of increases in average interest bearing demand and savings deposits combined with the increase in average long-term FHLB borrowings.

Net interest margin-FTE was 3.46% and 3.56% for the three months ended March 31, 2017 and March 31, 2016, respectively.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.

The following table presents the Company’s interest rate sensitivity at March 31, 2017:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$ 253,738	$ -	$ -	$ -
Available-for-sale and trading securities	177,770	553,409	1,474,875	334,833
Loans and leases, net of unearned income	3,362,798	1,582,941	4,838,453	1,017,502
Loans held for sale	161,600	-		-
Total interest earning assets	3,955,906	2,136,350	6,313,328	1,352,335
Interest bearing liabilities:
Interest bearing demand and savings deposits	6,809,632	-	-	-
Other time deposits	271,695	696,375	863,795	-
Federal funds purchased , securities
sold under agreement to repurchase,
short-term FHLB borrowings and other
short-term borrowings	375,832	-	-	-
Long-term debt	500,000	-	30,000	-
Total interest bearing liabilities	7,957,159	696,375	893,795	-
Interest rate sensitivity gap	$ (4,001,253)	$ 1,439,975	$ 5,419,533	$ 1,352,335
Cumulative interest sensitivity gap	$ (4,001,253)	$ (2,561,278)	$ 2,858,255	$ 4,210,590

In the event interest rates increase after March 31, 2017, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest earning assets.  However, the Company’s historical repricing sensitivity on interest bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after March 31, 2017, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at March 31, 2017 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.

As of March 31, 2017, the Bank had $2.3  billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.13%, an average maturity of 177 months and a fully-indexed interest rate of 4.63% at March 31, 2017.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  The fully-indexed interest rate also considers the impact of loans that will earn an interest rate above their floor at their next repricing date. While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At March 31, 2017, the Company had $427.6 million, $4.4 billion and $782.2 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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

The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of March 31, 2017 and 2016 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.

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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	March 31, 2017	March 31, 2016
+400 basis points	6.0%	9.5%
+300 basis points	8.0%	10.8%
+200 basis points	8.5%	10.4%
+100 basis points	4.2%	5.2%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	March 31, 2017	March 31, 2016
+400 basis points	23.5%	27.9%
+300 basis points	18.3%	21.5%
+200 basis points	12.0%	14.4%
+100 basis points	6.0%	6.9%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	March 31, 2017	March 31, 2016
+200 basis points	3.4%	4.5%
-200 basis points	NM	NM
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

The provision for credit losses is the periodic cost (or credit) of providing an allowance or reserve for estimated probable incurred losses on loans and leases.  The Board of Directors has appointed a Credit Committee, composed of senior management and loan administration staff which meets on a quarterly basis or more frequently if required to review the recommendations of several internal working groups developed for specific purposes including the allowance for loans and lease losses, impairments and charge-offs.  The allowance for loan and lease losses group (“ALLL group”) bases its estimates of credit losses on three primary components:  (1) estimates of probable incurred losses that exist in various segments of performing loans and leases based upon historical net loss experience; (2) specifically identified losses in individually analyzed credits; and (3) qualitative factors that address estimates of incurred losses not fully identified by historical net loss experience.  Factors such as financial condition of the borrower and guarantor, recent credit performance, delinquency, liquidity, cash flows, collateral type and value are used to assess credit risk.  Estimates of incurred losses are influenced by the historical net losses experienced by the Bank for loans and leases of comparable creditworthiness and structure.  Specific loss assessments are performed for loans and leases classified as impaired loans based upon the collateral protection or expected future cash flows to determine the amount of impairment under FASB ASC 310, Receivables (“FASB ASC 310”).  In addition, qualitative factors such as changes in economic conditions, concentrations of risk, and changes in portfolio risk resulting from regulatory changes are considered in determining the adequacy of the level of the allowance for credit losses.

Attention is paid to the quality of the loan and lease portfolio through a formal loan review process. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance for credit losses.  The ALLL group is responsible for ensuring that the allowance for credit losses provides adequate coverage of estimated probable incurred loan losses.  The ALLL group  meets at least quarterly to determine the amount of adjustments to the allowance for credit losses.   The ALLL group is composed of senior management from the Bank’s loan administration and finance departments.  The impairment group is responsible for evaluating individual loans that have been specifically identified as impaired loans through various channels, including examination of the Bank’s watch list, past due listings, loan officer assessments and loans to borrowers or industries known to be experiencing problems.  For all loans identified, the responsible loan officer in conjunction with his or her credit administrator is required to prepare an impairment analysis to be reviewed by the impairment group.  The impairment group deems that a loan is impaired if the loan is greater than $500,000 and it is probable that the Company will be unable to collect the contractual principal and interest on the loan and all loans restructured in a TDR.  The impairment group also evaluates the circumstances surrounding the loan in order to determine whether the most appropriate method for measuring the impairment of the loan was used (i.e., present value of expected future cash flows, observable market price or fair value of the underlying collateral if the loan is collateral dependent).  The impairment group meets on a monthly basis.

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

Loans of $500,000 or more that are identified as impaired loans are reviewed by the impairment group, which approves the amount of specific reserve, if any, and/or chargeoff amounts.  The impairment evaluation of real estate loans generally focuses on the fair value of underlying collateral less estimated costs to sell obtained from appraisals, as the repayment of these loans may be dependent on the liquidation of the collateral.  In certain circumstances, other information such as comparable sales data is deemed to be a more reliable indicator of fair value of the underlying collateral than the most recent appraisal.  In these instances, such information is used in determining the impairment recorded for the loan.  As the repayment of commercial and industrial loans is generally dependent upon the cash flow of the borrower or guarantor support, the impairment evaluation generally focuses on the discounted future cash flows of the borrower or guarantor support, as well as the projected liquidation of any pledged collateral.  The impairment group reviews the results of each evaluation and approves the final impairment amounts, which are then included in the analysis of the adequacy of the allowance for credit losses in accordance with FASB ASC 310.  Loans identified for impairment are placed in non-accrual status.

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

At March 31, 2017, impaired loans totaled $41.9 million, which was net of cumulative charge-offs of $7.9 million.  Additionally, the Company had specific reserves for impaired loans of $6.2 million included in the allowance for credit losses.  Impaired loans at March 31, 2017 were primarily from the Company’s commercial real estate and commercial and industrial-owner occupied portfolios.  Impaired loan charge-offs are determined necessary when management determines that the amount is not likely to be collected.

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

Any loan or portion thereof which is classified as “loss” or which is determined by management to be uncollectible, because of factors such as the borrower’s failure to pay interest or principal, the borrower’s financial condition, economic conditions in the borrower’s industry or the inadequacy of underlying collateral, is charged off.

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended
	March 31,
	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$ 123,736	$ 126,458

Loans and leases charged off:
Commercial and industrial	(384)	(140)
Real estate
Consumer mortgages	(596)	(710)
Home equity	(459)	(550)
Agricultural	(44)	(11)
Commercial and industrial-owner occupied	(404)	(154)
Construction, acquisition and development	(30)	(226)
Commercial real estate	(19)	(245)
Credit cards	(838)	(720)
All other	(559)	(487)
Total loans charged off	(3,333)	(3,243)

Recoveries:
Commercial and industrial	490	212
Real estate
Consumer mortgages	625	455
Home equity	356	80
Agricultural	41	36
Commercial and industrial-owner occupied	193	125
Construction, acquisition and development	1,324	272
Commercial real estate	69	683
Credit cards	249	181
All other	446	247
Total recoveries	3,793	2,291
Net recoveries (charge-offs)	460	(952)
Provision charged to operating expense	1,000	1,000
Balance, end of period	$ 125,196	$ 126,506

Average loans for period	$ 10,820,486	$ 10,372,925
Ratios:
Net (recoveries) charge-offs to average loans (annualized)	(0.02%)	0.04%
Provision for credit losses to average
loans and leases, net of unearned income (annualized)	0.04%	0.04%
Allowance for credit losses to loans
and leases, net of unearned income	1.16%	1.21%

Net recoveries were approximately  $460,000 in the first quarter of 2017 compared to net chargeoffs of $1.0 million in the first quarter of 2016.   Annualized net recoveries as a percentage of average loans and leases for the first quarter of 2017 were (0.02%), compared to annualized net chargeoffs as a percentage of average loans and leases of 0.04% for the first quarter of 2016.  The 2017 net recovery was a result of elevated levels of recoveries primarily in the construction, acquisition and development real estate portfolio.  Total recoveries were $3.8 million for the three-month period ended March 31, 2017, compared to $2.3 million for the three-month period ended March 31, 2016 with 34.9% of the first three months 2017 recoveries being noticed in the real estate construction, acquisition and development portfolio.

A $1.0 million provision for credit losses was recorded for both the first three months of 2017 and the first three months of 2016.  The low provision for credit losses for the first three months of 2017 was a result of improving credit trends, including the elevated levels of recoveries.  As of March 31, 2017 and 2016,  56% and 61%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 84%  and 82% of their contractual principal balance at March 31, 2017 and 2016, respectively.

The allowance for credit losses decreased $1.3 million to $125.2 million at March 31, 2017 compared to $126.5 million at March 31, 2016.  The decrease was a result of improving credit metrics since March 31, 2016, including reductions in classified loans and NPLs.

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

	March 31,				December 31,
	2017		2016		2016
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$20,567	14.2%	$19,280	16.4%	$ 19,170	14.9%
Real estate
Consumer mortgages	31,755	24.7	33,346	23.7	30,386	24.4
Home equity	7,032	5.8	7,033	5.8	7,174	5.8
Agricultural	2,278	2.2	2,401	2.3	2,172	2.2
Commercial and industrial-owner occupied	13,866	16.6	14,749	15.8	12,899	16.3
Construction, acquisition and development	13,485	10.5	14,664	9.2	13,957	10.7
Commercial real estate	25,662	21.0	25,413	21.3	24,845	20.7
Credit cards	6,166	1.0	3,240	1.0	7,787	1.0
All other	4,385	4.0	6,380	4.5	5,346	4.0
Total	$125,196	100.0%	$126,506	100.0%	$ 123,736	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months ended March 31, 2017 and 2016 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	March 31,
	2017	2016	% Change

	(Dollars in thousands)
Mortgage banking excl. MSR and MSR Hedge Market value	$ 8,056	$ 9,784	(17.7)%
MSR and MSR Hedge Market value adjustment	934	(7,954)	NM
Credit card, debit card and merchant fees	8,903	8,961	(0.6)
Deposit service charges	9,689	11,014	(12.0)
Securities gains, net	1,071	2	NM
Insurance commissions	32,940	33,249	(0.9)
Trust income*	3,561	3,430	3.8
Annuity fees *	349	477	(26.8)
Brokerage commissions and fees*	1,264	1,202	5.2
Bank-owned life insurance	1,669	1,893	(11.8)
Other miscellaneous income	2,433	2,669	(8.8)
Total noninterest revenue	$ 70,869	$ 64,727	9.5%
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

In the course of conducting the Company’s mortgage banking activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first three months of 2017,   five mortgage loans were settled as a result of make whole requests with no mortgage loans repurchased as a result of underwriting and appraisal standard exceptions.  A loss of approximately $180,000 was recognized related to repurchased or make whole loans.  During the first three months of 2016, three mortgage loans totaling approximately $63,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $41,000 was recognized related to repurchased or make whole loans.

At March 31, 2017, the Company had accrued $1.5 million for its estimate of losses from representation and warranty obligations.  The reserve was based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  Before beginning the foreclosure process, a mortgage loan foreclosure working group of the Bank reviews the identified delinquent loan.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.

Origination revenue, a component of mortgage banking, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $287.8 million and $315.4 million produced origination revenue of $5.1 million and $6.4 million for the quarters ended March 31, 2017 and 2016, respectively.  The decrease in mortgage origination revenue for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is a result of the decrease in mortgage loan originations.

Revenue from the servicing process, another component of mortgage banking, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $4.8  million and $4.7 million for the quarters ended March 31, 2017 and 2016, respectively.

Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is also impacted by principal payments, prepayments, chargeoffs and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments, chargeoffs and payoffs were $1.9 million and $1.4 million for the quarters ended March 31, 2017 and 2016, respectively.  The Company began piloting a hedge of the change in fair value of its MSRs during the fourth quarter of 2015.  At March 31, 2017, the Company had a hedge in place designed to cover approximately 6% of the MSR value. The Company is susceptible to fluctuations in their value in changing interest rate environments.   Reflecting this sensitivity to interest rates, the fair value of MSRs, including the MSR hedges increased approximately  $934,000 and decreased $8.0 million for the quarters ended March 31, 2017 and 2016, respectively.

	Three months ended
	March 31,
	2017	2016	% Change
	(Dollars in thousands)
Mortgage banking:
Origination	$ 5,117	$ 6,420	(20.3)%
Servicing	4,815	4,744	1.5
Payoffs/Paydowns	(1,876)	(1,380)	35.9
	8,056	9,784
Market value adjustment on MSR	909	(7,954)	NM
Market value adjustment on MSR Hedge	25	-
Mortgage banking	$ 8,990	$ 1,830	391.3%

	(Dollars in millions)
Origination volume	$ 288	$ 315	(8.6)%
Outstanding principal balance of
mortgage loans serviced at year-end	$ 6,430	$ 6,096	5.5%

NM=Not meaningful

Credit card, debit card and merchant fees remained stable for the comparable three-month periods.  Deposit service charge revenue decreased 12.0% when comparing the three-month period ended March 31, 2017 and 2016 due to modifications made on the calculation and assessment of overdraft fees since March 31, 2016.

Net security gains of $1.1 million for the three-month period ended March 31, 2017 and net security gains of approximately $2,000 for the three-month period ended March 31, 2016 were a result of sales and calls of available-for-sale securities.

Insurance commissions remained relatively stable decreasing only 0.9% for the first quarter of 2017 compared to the first quarter of 2016.  Trust income increased 3.8% during the first quarter of 2017 compared to the first quarter of 2016 as a result increases in the value of assets under management or in custody, as revenue is earned on assets under management.  Annuity fees decreased 26.8% for the first quarter of 2017 compared to the first quarter of 2016 as a result of less annuity sales during the first quarter of 2017.  Brokerage commissions and fees remained relatively stable increasing approximately $62,000, or 5.2% for the comparable three-month period. Bank-owned life insurance decreased 11.8% for the comparable three-month period as a result of recording life insurance proceeds in 2016 and no proceeds in the first quarter of 2017.  Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items decreased 8.8% for the comparable three-month periods ended March 31, 2017 and 2016 primarily as a result of the decrease in credit trading fee income and gain on sale of fixed assets.

 Noninterest Expense

The components of noninterest expense for the three months ended March 31, 2017 and 2016 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	March 31,
	2017	2016	% Change
	(Dollars in thousands)
Salaries and employee benefits	$ 81,386	$ 81,679	(0.4)%
Occupancy, net	10,302	10,273	0.3
Equipment	3,568	3,765	(5.2)
Deposit insurance assessments	2,484	2,288	8.6
Regulatory settlement	-	10,277	NM
Advertising	663	633	4.7
Foreclosed property expense	1,050	1,181	(11.1)
Telecommunications	1,147	1,295	(11.4)
Public relations	720	661	8.9
Data processing	6,623	6,391	3.6
Computer software	2,981	2,660	12.1
Amortization of intangibles	1,030	880	17.0
Legal fees	1,229	4,535	(72.9)
Merger expense	-	1	NM
Postage and shipping	1,175	1,117	5.2
Other miscellaneous expense	12,751	13,876	(8.1)
Total noninterest expense	$ 127,109	$ 141,512	(10.2)%

NM= Not meaningful

Salaries and employee benefit expense and occupancy expense remained relatively stable for the three months ended March 31, 2017 compared to the same period in 2016.  Equipment expense decreased 5.2%  for the comparable three-month period as a result of decreases in depreciation expense.  Deposit insurance assessments increased 8.6% for the comparable three-month period as a result of additional assessments related to the surcharge to be levied on all larger banks to bring the Deposit Insurance Fund reserve ratio to the statutory minimum combined with movement evidenced in several variables utilized by the FDIC in calculating the deposit insurance assessment.  A pre-tax charge of $10.3 million was recorded during the first quarter of 2016 related to a liability associated with ongoing regulatory matters. No similar charges were recorded in the first quarter of 2017.

Foreclosed property expense decreased 11.1% for the comparable three months ended March 31, 2017 and 2016.  The decrease for the comparable three month period was due to decrease in the loss on sale of OREO recorded in the first quarter of 2017 compared to first quarter of 2016.    During the first three months of 2017, the Company added $2.3 million to OREO through foreclosures.  Sales of OREO in the first three months of 2017 were $1.0 million, resulting in a net loss of approximately $3,000.  The components of foreclosed property expense for the three months ended March 31, 2017 and 2016 and the percentage change between periods are shown in the following tables:

	Three months ended
	March 31,
	2017	2016	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$ 3	$ 246	(98.8)%
Writedown of other real estate owned	629	596	5.5
Other foreclosed property expense	418	339	23.3
Total foreclosed property expense	$ 1,050	$ 1,181	(11.1)%

While the Company experienced some fluctuations in various components of other noninterest expense, including telecommunications, public relations and computer software, the primary fluctuations included the decrease in legal fees and in other miscellaneous expense for the first three months of 2017 compared to the first three months of 2016.  The decrease in legal fees and other miscellaneous expense is a result of additional legal, consulting and compliance costs recorded during the first three months of 2016 related to ongoing regulatory matters more than offsetting legal, consulting and compliance costs recorded during the first three months of 2017.

Income Tax

The Company recorded income tax expense of $19.3 million for the first quarter of 2017 compared to income tax expense of $10.8 million for the first quarter of 2016.   The primary differences between the Company’s recorded expense for the first quarter of 2017 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income and other tax preference items.   Upon adoption of ASU 2016-09 regarding stock based compensation in the first quarter of 2017, the Company estimates, based on currently enacted tax rates, the change will result in an incremental effect on tax provision ranging from approximately $218,000 to approximately $865,000 of tax benefit.  The actual effects of adoption in 2017 will primarily depend upon the share price of the Company’ stock, which affects the vesting of certain performance awards, probability of exercise of certain stock options and the magnitude of windfalls for all awards upon either vesting or exercise.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at March 31, 2017 were $13.8 billion, or 92.6% of total assets, compared with $13.5 billion, or 92.0% of total assets, at December 31, 2016.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 78.9% of average earning assets during the first quarter of 2017.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $10.8 billion at both March 31, 2017 and December 31, 2016.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	March 31,		December 31,
	2017	2016	2016

	(In thousands)

Commercial and industrial	$ 1,539,481	$ 1,720,574	$ 1,615,608
Real estate
Consumer mortgages	2,675,672	2,480,828	2,643,966
Home equity	626,488	605,228	628,846
Agricultural	240,534	239,422	245,377
Commercial and industrial-owner occupied	1,801,613	1,654,577	1,764,265
Construction, acquisition and development	1,136,827	966,362	1,157,248
Commercial real estate	2,271,542	2,233,742	2,237,719
Credit cards	103,813	106,714	109,656
All other	426,598	468,081	432,827
Gross Loans Total	10,822,568	10,475,528	10,835,512
Less: Unearned Income	20,874	30,831	23,521
Net Loans	$ 10,801,694	$ 10,444,697	$ 10,811,991
(1)	Gross loans and leases are net of deferred costs of $1.6 million, approximately $264,000 and approximately $282,000 at March 31, 2017 and 2016 and December 31, 2016, respectively.

The following table shows the Company’s loans and leases, net of unearned income by segment, class and geographical location as of March 31, 2017:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 146,277	$ 181,759	$ 172,034	$ 554,665	$ 85,672	$ 118,052	$ 219,638	$ 58,430	$ 1,536,527
Real estate
Consumer mortgages	355,497	322,928	224,643	846,615	89,752	302,422	506,417	27,398	2,675,672
Home equity	95,605	44,558	71,903	230,822	21,956	144,109	15,722	1,813	626,488
Agricultural	8,540	83,664	26,241	66,060	6,568	13,501	35,927	33	240,534
Commercial and industrial-owner occupied	200,300	193,486	210,282	732,207	47,847	155,666	261,825	-	1,801,613
Construction, acquisition and development	125,908	61,890	53,512	344,875	21,592	167,290	361,760	-	1,136,827
Commercial real estate	314,657	355,978	219,715	585,549	200,684	202,476	392,068	415	2,271,542
Credit cards	-	-	-	-	-	-	-	103,813	103,813
All other	52,756	41,000	25,235	212,471	3,417	23,799	43,841	6,159	408,678
Total	$ 1,299,540	$ 1,285,263	$ 1,003,565	$ 3,573,264	$ 477,488	$ 1,127,315	$ 1,837,198	$ 198,061	$ 10,801,694

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of March 31, 2017:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total
	(In thousands)
Commercial and industrial	$ 48,734	$ 492,729	$ 745,786	$ 249,278	$ 1,536,527
Real estate
Consumer mortgages	4,110	250,459	352,865	2,068,238	2,675,672
Home equity	1,636	76,204	303,681	244,967	626,488
Agricultural	3,376	36,922	53,098	147,138	240,534
Commercial and industrial-owner occupied	23,428	196,704	397,174	1,184,307	1,801,613
Construction, acquisition and development	3,555	591,408	275,669	266,195	1,136,827
Commercial real estate	12,731	225,053	640,203	1,393,555	2,271,542
Credit cards	-	103,813	-	-	103,813
All other	244	180,806	166,195	61,433	408,678
Total	$ 97,814	$ 2,154,098	$ 2,934,671	$ 5,615,111	$ 10,801,694

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production.  Commercial and industrial loans outstanding decreased 4.7% from December 31, 2016 to March 31, 2017.

Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 25 years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding increased 1.2% at March 31, 2017 compared to December 31, 2016.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding decreased by 0.4% at March 31, 2017 compared to December 31, 2016.

Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding decreased by 2.0% from December 31, 2016 to March 31, 2017.

Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans increased 2.1% from December 31, 2016 to March 31, 2017.

Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. The Bank generally engages in construction and development lending only in local markets served by its branches. Construction, acquisition and development loans decreased 1.8% from December 31, 2016 to March 31, 2017.

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

At March 31, 2017, the Company had $88.3 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $755,000 recognized as interest income during the first quarter of 2017.  There were no construction, acquisition and development loans with interest reserves that were on non-accrual status at March 31, 2017.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.

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

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial real estate loans increased 1.5% from December 31, 2016 to March 31, 2017.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 5.3% from December 31, 2016 to March 31, 2017.

All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances, net of unearned income decreased 1.0% from December 31, 2016 to March 31, 2017.

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

	March 31,		December 31,
	2017	2016	2016
	(Dollars in thousands)
Non-accrual loans and leases	$ 74,439	$ 81,926	$ 71,812
Loans 90 days or more past due, still accruing	3,063	4,567	3,983
Restructured loans and leases, still accruing	4,060	7,753	26,047
Total NPLs	81,562	94,246	101,842

Other real estate owned	8,458	12,685	7,810
Total NPAs	$ 90,020	$ 106,931	$ 109,652

NPLs to net loans and leases	0.76%	0.90%	0.94%
NPAs to net loans and leases	0.83%	1.02%	1.01%

NPLs decreased 19.9% to $81.6 million at March 31, 2017 compared to $101.8 million at December 31, 2016 and decreased 13.5%  compared to $94.2 million at March 31, 2016.  Included in NPLs at March 31, 2017 were $41.9 million of loans that were impaired.  These impaired loans had a specific reserve of $6.2 million included in the allowance for credit losses of $125.2 million at March 31, 2017, and were net of $7.9 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2016 included $38.2 million of loans that were impaired.  These impaired loans had a specific reserve of $4.4 million included in the allowance for credit losses of $123.7 million at December 31, 2016.  NPLs at March 31, 2016 included $49.6 million of loans that were impaired.  These impaired loans had a specific reserve of $2.3 million included in the allowance for credit losses of $126.5 million at March 31, 2016.

Non-accrual loans at March 31, 2017 reflected an increase of $2.6 million, or 3.7%, compared to December 31, 2016 but reflected a  decrease of $7.5 million, or 9.1%, compared to March 31, 2016.    While non-accrual loans decreased slightly in several loan categories when comparing March 31, 2017 to March 31, 2016, the primary decreases in non-accrual loans are recognized in the real estate construction, acquisition and development and the commercial real estate portfolios.  Non-accrual loans related to the real estate construction, acquisition and development portfolio decreased $6.3 million, or 81.0%, to $1.5 million at March 31, 2017 compared to $7.7 million at March 31, 2016.  Non-accrual loans related to the commercial real estate portfolio decreased $5.8 million, or 29.8%, to $13.6 million at March 31, 2017 compared to $19.4 million at March 31, 2016.    The decrease in the real estate construction, acquisition and development and commercial real estate portfolios was partially offset by the increase of $4.2  million, or 456.0%, in the real estate agricultural portfolio to $5.2 million at March 31, 2017 compared to approximately $932,000 at March 31, 2016.

The Bank’s NPLs are primarily located in Arkansas, Mississippi and Missouri as these markets represent $60.0 million, or 73.5% of total NPLs of $81.6 million at March 31, 2017.    These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  The following table presents the NPLs by geographical location at March 31, 2017:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Alabama and Florida Panhandle	$ 1,299,540	$ 81	$ 3,426	$ 16	$ 3,523	0.3%
Arkansas	1,285,263	175	8,385	1,520	10,080	0.8
Louisiana	1,003,565	-	6,246	9	6,255	0.6
Mississippi	3,573,264	1,163	38,702	1,061	40,926	1.1
Missouri	477,488	519	8,436	-	8,955	1.9
Tennessee	1,127,315	290	2,144	599	3,033	0.3
Texas	1,837,198	184	6,728	71	6,983	0.4
Other	198,061	651	372	784	1,807	0.9
Total	$ 10,801,694	$ 3,063	$ 74,439	$ 4,060	$ 81,562	0.8%

OREO increased by approximately $648,000 to $8.5  million at March 31, 2017 compared to $7.8 million at December 31, 2016 and decreased by $4.2 million compared to $12.7 million at March 31, 2016.  OREO decreased as a result of sales of foreclosed properties exceeding new foreclosures. Writedowns were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.

The Company has processes in place to review credits upon renewal or modification to determine if concessions are being granted that meet the requirements set forth in FASB ASC 310.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $18.4 million and $40.9 million at March 31, 2017 and December 31, 2016, respectively.  Restructured loans of $14.3 million and  $14.8 million were included in the non-accrual loan category at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017,  the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at March 31, 2017:

	March 31, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

	(In thousands)
Commercial and industrial	$ 1,489,753	$ -	$ 34,936	$ -	$ -	$ 11,838	$ 1,536,527
Real estate
Consumer mortgages	2,611,576	517	62,045	258	-	1,276	2,675,672
Home equity	615,753	-	9,881	-	-	854	626,488
Agricultural	227,902	-	8,899	141	-	3,592	240,534
Commercial and industrial-owner occupied	1,734,995	3,663	50,908	-	-	12,047	1,801,613
Construction, acquisition and development	1,124,929	-	11,621	-	-	277	1,136,827
Commercial real estate	2,216,915	-	42,614	-	-	12,013	2,271,542
Credit cards	103,813	-	-	-	-	-	103,813
All other	402,287	-	6,291	100	-	-	408,678
Total	$ 10,527,923	$ 4,180	$ 227,195	$ 499	$ -	$ 41,897	$ 10,801,694
 (1) Impaired loans are shown exclusive of accruing TDRs

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At March 31, 2017, the Bank had $2.7 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at March 31, 2017:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total
	(In thousands)
Pass	$ 10,522,627	$ 5,003	$ 116	$ 177	$ 10,527,923
Special Mention	4,180	-	-	-	4,180
Substandard	184,129	17,583	6,458	19,025	227,195
Doubtful	432	-	-	67	499
Loss	-	-	-	-	-
Impaired	6,570	3,945	8,845	22,537	41,897
Total	$ 10,717,938	$ 26,531	$ 15,419	$ 41,806	$ 10,801,694

All loan grade categories decreased at March 31, 2017 compared to December 31, 2016 with the exception of the Doubtful and Impaired loan grade categories, which increased approximately $117,000, or 30.6%, and $3.7 million, or 9.6%, respectively, at March 31, 2017 compared to December 31, 2016.  Of the $227.2 million of Substandard loans and leases, 81.0% remained current as to scheduled repayment of principal and interest, with only 8.4% having outstanding balances that were 90 days or more past due at March 31, 2017.  Of the $41.9 million of Impaired loans and leases, 15.7% remained current as to scheduled repayment of principal and/or interest, with 53.8% having outstanding balances that were 90 days or more past due at March 31, 2017.

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

The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at March 31, 2017:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Commercial and industrial	$ 1,536,527	$ 84	$ 13,959	$ 267	$ 14,310	0.9%
Real estate
Consumer mortgages	2,675,672	2,555	21,543	853	24,951	0.9
Home equity	626,488	-	3,157	-	3,157	0.5
Agricultural	240,534	-	5,180	1	5,181	2.2
Commercial and industrial-owner occupied	1,801,613	-	15,135	1,813	16,948	0.9
Construction, acquisition and development	1,136,827	-	1,466	234	1,700	0.1
Commercial real estate	2,271,542	-	13,638	124	13,762	0.6
Credit cards	103,813	424	87	741	1,252	1.2
All other	408,678	-	274	27	301	0.1
Total	$ 10,801,694	$ 3,063	$ 74,439	$ 4,060	$ 81,562	0.8%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Available-for-sale securities were $2.5 billion at both March 31, 2017 and December 31, 2016.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At March 31, 2017, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of March 31, 2017:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Available-for-sale Securities:	(Dollars in thousands)
Aaa	$ 2,217,834	87.6%	$ 2,213,450	87.1%
Aa1 to Aa3	117,250	4.6	124,282	4.9
A1 to A3	38,580	1.5	40,537	1.6
Not rated (1)	157,738	6.3	162,618	6.4
Total	$ 2,531,402	100.0%	$ 2,540,887	100.0%
(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $57.3 million and a market value of $60.4 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first quarter of 2017 that indicated the necessity of an earlier goodwill impairment assessment.

In the current environment, forecasting cash flows, credit losses and growth, in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  If market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $300.8 million at both March 31, 2017 and December 31, 2016.

Other Real Estate Owned

OREO was $8.5 million and  $7.8 million at March 31, 2017 and December 31, 2016, respectively.  OREO at March 31, 2017 had aggregate loan balances at the time of foreclosure of $16.1 million.  OREO at December 31, 2016 had aggregate loan balances at the time of foreclosure of $12.5 million.  The following table presents the OREO by segment and class at the dates indicated:

	March 31,		December 31,
	2017	2016	2016
	(In thousands)
Commercial and industrial	$ -	$ 74	$ -
Real estate
Consumer mortgages	2,005	1,697	857
Home equity	39	594	39
Agricultural	22	25	22
Commercial and industrial-owner occupied	2,060	1,051	1,958
Construction, acquisition and development	3,068	8,546	3,746
Commercial real estate	1,159	466	1,128
All other	105	232	60
Total	$ 8,458	$ 12,685	$ 7,810

Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.  While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the consumer mortgage and commercial and industrial-owner occupied real estate portfolios and the commercial and industrial portfolio at March 31, 2017 indicated that a majority of additions to OREO in the near-term might be from these categories.

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

The following table presents the Company’s noninterest bearing, interest bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	March 31,	December 31,
	2017	2016	% Change
	(Dollars in millions)
Noninterest bearing demand	$ 3,401	$ 3,251	4.6%
Interest bearing demand	5,182	5,034	2.9
Savings	1,628	1,562	4.2
Other time	1,832	1,841	(0.5)
Total deposits	$ 12,043	$ 11,688	3.0%

The 3.0% increase in deposits at March 31, 2017 compared to December 31, 2016 was primarily a result of the increase in noninterest bearing demand, interest bearing and savings deposits more than offsetting the decline in other time deposits.    The average maturity of time deposits at March 31, 2017 was 19.6 months, compared to 19.4 months at December 31, 2016.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreements to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company had no short-term borrowings from the FHLB at March 31, 2017 and $92.0 million at December 31, 2016.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had federal funds purchased and securities sold under agreements to repurchase of $375.8 million and $454.0 million at March 31, 2017 and December 31, 2016, respectively.

On August 8, 2013, the Company entered into a Credit Agreement with U.S. Bank as a lender and administrative agent, and First Tennessee Bank, National Association, as a lender.  The Credit Agreement included an unsecured revolving loan of up to $25.0 million that terminated and the outstanding balance of which was payable in full on August 8, 2015, which the Bank did not renew, and an unsecured multi-draw term loan of up to $60.0 million, which commitment terminated on February 28, 2014.  The proceeds from the term loan were used to repurchase trust preferred securities.  All principal and interest due under the Credit Agreement were repaid in full in October 2016.

The Company had long-term borrowings from the FHLB of $530.0 million at both March 31, 2017 and December 31, 2016.   The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.8  billion in additional borrowing capacity under the existing FHLB borrowing agreement at March 31, 2017.

The Company had non-binding federal funds borrowing arrangements with other banks aggregating $793.0 million at March 31, 2017.  The unencumbered fair value of the Company’s federal government and government agencies securities portfolio may provide substantial additional liquidity.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company.  The business purpose of these off-balance sheet commitments is the routine extension of credit.  While most of the commitments to extend credit are made at variable rates, included in these commitments are forward commitments to fund individual fixed-rate mortgage loans.  Fixed-rate lending commitments expose the Company to risks associated with increases in interest rates.  As a method to manage these risks, the Company enters into forward commitments to sell individual fixed-rate mortgage loans.  The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are currently expected from these commitments and arrangements.

Regulatory Requirements for Capital

The Company is required to comply with the risk‑based capital guidelines established by the Federal Reserve.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Common equity Tier 1 capital generally consists of common stock (plus related additional paid in capital) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions. Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered “well capitalized” for the Company’s Common equity Tier 1 capital, Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill) are 6.5%, 8%, 10% and 5%, respectively.  The Company exceeded the required minimum levels for these ratios at  March 31, 2017 and December 31, 2016 as follows:

	March 31, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Common equity Tier 1 capital (to risk-weighted assets)	$ 1,444,719	12.16%	$ 1,467,979	12.23%
Tier 1 capital (to risk-weighted assets)	1,444,905	12.16	1,480,867	12.34
Total capital (to risk-weighted assets)	1,570,279	13.21	1,605,257	13.38
Tier 1 leverage capital (to average assets)	1,444,719	9.95	1,480,867	10.32

The FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically under capitalized.”  For a bank to be classified as “well capitalized,” the common equity Tier 1 capital, Tier 1 capital, total capital and leverage capital ratios must be at least 6.5%, 8%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at March 31, 2017 and December 31, 2016 as follows:

	March 31, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Common equity Tier 1 capital (to risk-weighted assets)	$ 1,264,146	10.64%	$ 1,311,542	10.94%
Tier 1 capital (to risk-weighted assets)	1,264,146	10.64	1,311,542	10.94
Total capital (to risk-weighted assets)	1,389,520	11.70	1,435,932	11.97
Tier 1 leverage capital (to average assets)	1,264,146	8.71	1,311,542	9.17

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

On January 27, 2016, the Company announced a new stock repurchase program whereby the Company may acquire up to an aggregate of 7,000,000 shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between January 27, 2016 through December 29,

2017. The extent and timing of any repurchases depends on market conditions and other corporate, legal and regulatory considerations. Repurchased shares are held as authorized but unissued shares. These authorized but unissued shares are available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. At March 31, 2017,  2,601,751 shares had been repurchased under this program.

The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation.  The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp.  The Company redeemed $8.2 million of the Junior Subordinated Debt Securities and $8.0 million of the related trust preferred securities assumed in the City Bancorp merger at par on January 8, 2014. The Company redeemed the remaining $10.3 million in Junior Subordinated Debt Securities and the related $10.0 million in trust preferred securities assumed in the City Bancorp merger at par on December 14, 2016.  On January 9, 2017, the remaining $12.9 million in Junior Subordinated Debt securities and the related $12.5 million in trust preferred securities assumed in the Business Holding Corporation and American State Bank Corporation mergers were redeemed.  At March 31, 2017, there were no additional Junior Subordinated Debt securities outstanding.

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

The Company cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against it, its directors, management or employees, including remedies or damage awards. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims (which are not considered incidental to the ordinary conduct of the Company’s business) utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable the Company will incur a loss and the amount can be reasonably estimated, the Company establishes an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings and the potential loss, however, may turn out to be substantially higher than the amount accrued. Further, the Company’s insurance policies have deductibles and they will likely not cover all such litigation, other proceedings or claims, or the costs of defense.

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-

related expense of $2.9 million accrued as of March 31, 2017, which excludes amounts reserved for regulatory settlement expenses discussed below, is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular fiscal period or periods.

On July 31, 2014, the Company, its Chief Executive Officer and former Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint was subsequently amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the District Court granted in part and denied in part the defendants’ motion to dismiss and dismissed the claims concerning the Company’s expectations about the closing of the mergers.  Class certification was granted by the District Court on April 21, 2016, and a petition for immediate appeal of the class certification was filed and was granted.  Class certification was vacated by the U.S. Sixth Circuit Court of Appeals, and the case was remanded to the District Court for further proceedings.  The plaintiff seeks an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the District Court may deem just and proper.  At this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company as it is uncertain whether the lead plaintiff will be successful in certifying a class on its second attempt and the exact amount of damages (should the District Court grant class certification again) is uncertain.  Although it is not possible to predict the ultimate resolution or financial liability with respect to the litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

On June 29, 2016, the Bank, the CFPB and the DOJ agreed to a settlement set forth in a consent order (the “Consent Order”) related to the joint investigation by the CFPB and the DOJ of the Bank’s fair lending program during the period between January 1, 2011 and December 31, 2013.  The Consent Order was signed by the United States District Court for the Northern District of Mississippi (the “District Court”) on July 25, 2016.  In the first quarter of 2016, the Bank reserved $13.8 million to cover costs related to this matter, $10.3 million of which was reflected as regulatory settlement expense and $3.5 million of which was included in other noninterest expense.  The settlement of this matter did not have a material financial impact on the second and third quarter 2016 financial results.  For additional information regarding the terms of this settlement and the Consent Order, see the signed Consent Order and the Company’s Current Report on Form 8-K that was filed with the SEC on June 29, 2016 which are incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2017, there was no material change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2017, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against it, its directors, management or employees, including remedies or damage awards. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims (which are not considered incidental to the ordinary conduct of the Company’s business) utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable the Company will incur a loss and the amount can be reasonably estimated, the Company establishes an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings and the potential loss, however, may turn out to be substantially higher than the amount accrued. Further, the Company’s insurance policies have deductibles and they will likely not cover all such litigation, other proceedings or claims, or the costs of defense.

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-related expense of $2.9 million accrued as of March 31, 2017, which excludes amounts reserved for regulatory settlement expenses discussed below, is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular fiscal period or periods.

On July 31, 2014, the Company, its Chief Executive Officer and former Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint was subsequently amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the District Court granted in part and denied in part the defendants’ motion to dismiss and dismissed the claims concerning the Company’s expectations about the closing of the mergers.  Class certification was granted by the District Court on April 21, 2016, and a petition for immediate appeal of the class certification was filed and was granted.  Class certification was vacated by the U.S. Sixth Circuit Court of Appeals, and the case was remanded to the District Court for further proceedings.  The plaintiff seeks an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the District Court may deem just and proper.  At this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company as it is uncertain whether the lead plaintiff will be successful in certifying a class on its second attempt and the exact amount of damages (should the District Court grant class certification again) is uncertain.  Although it is not possible to predict the ultimate resolution or financial liability with respect to the litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

On June 29, 2016, the Bank, the CFPB and the DOJ agreed to a settlement set forth in a consent order (the “Consent Order”) related to the joint investigation by the CFPB and the DOJ of the Bank’s fair lending program during the period between January 1, 2011 and December 31, 2013.  The Consent Order was signed by the United States District Court for the Northern District of Mississippi (the “District Court”) on July 25, 2016.  In the first quarter of 2016, the Bank reserved $13.8 million to cover costs related to this matter, $10.3 million of which was reflected as regulatory settlement expense and $3.5 million of which was included in other noninterest expense.  The settlement of this matter did not have a material financial impact on the second and third quarter 2016 financial results.  For additional information regarding the terms of this settlement and the Consent Order, see the signed Consent Order and the Company’s Current Report on Form 8-K that was filed with the SEC on June 29, 2016 which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased (1)(2)	Paid per Share	or Programs (2)	or Programs (2)
January 1- January 31	-	$ -	-	6,011,940
February 1-February 28	33,398	29.70	-	6,011,940
March 1-March 31	1,613,691	30.62	1,613,691	4,398,249

Total	1,647,089

(1) This column represents 33,398 shares redeemed in February 2017 from employees for tax withholding purposes for stock compensation.

(2) On December 11, 2014, the Company announced a stock repurchase program pursuant to which the Company could purchase up to 5.8 million shares of its common stock during the period between December 11, 2014 and November 30, 2016.   On January 27, 2016, the Company announced the termination of this stock repurchase program, under which the Company had repurchased 2,882,000 shares of common stock, and the initiation of a new stock repurchase program pursuant to which the Company may purchase up to 7 million shares of its common stock during the period between January 27, 2016 and December 29, 2017.  On July 25, 2016, the Company adopted a Rule 10b5-1 plan in connection with this stock repurchase program.  In March 2017, 1,613,691 shares were repurchased under the current stock repurchase program.

ITEM 5. OTHER INFORMATION

Mergers with Ouachita Bancshares Corp. and Central Community Corporation

For information regarding our respective mergers with Ouachita Bancshares Corp. and Central Community Corporation and their corresponding Agreements and Plans of Reorganization, see the Form 8-K that was filed with the SEC on October 14, 2016 which is incorporated herein by reference.

ITEM 6.  EXHIBITS

(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (1)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (2)
	(c)	Amendment No. 2 to Agreement and Plan of Merger, dated June 30, 2015, by and between BancorpSouth, Inc. and Central Community Corporation. (3)
	(d)	Amendment No. 3 to Agreement and Plan of Reorganization, dated October 13, 2016, by and between BancorpSouth, Inc. and Central Community Corporation. (4)
(3)	(a)	Amended and Restated Articles of Incorporation. (5)
	(b)	Amended and Restated Bylaws. (5)
(4)	(a)	Specimen Common Stock Certificate. (6)
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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of March 31, 2017 and 2016, and December 31, 2016, (ii) the Consolidated Statements of Income for the three-month periods ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three-month  periods ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

____________________________
(1)		Filed as Annex A to the Company's registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233) and incorporated by reference thereto.
(2)		Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(3)		Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 2016 (file number 1-12991) and incorporated by reference thereto.
(4)		Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 27, 2017 (file number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on April 27, 2016 (file-number 1-12991 and incorporated by reference thereto.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (file number 1-10826) and incorporated by reference thereto.
(7)	Filed as Appendix A to the Company's registration statement on Form S-4 filed on February 12, 2014 (file number 333-193912) and incorporated by reference hereto.
(8)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference hereto.
(9)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference hereto.
(10)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 14, 2016 (file number 1-12991) and incorporated by reference hereto.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.
(Registrant)

DATE: May 8, 2017	/s/ Chris A. Bagley
Chris A. Bagley
President, Chief Operating Officer and
Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (1)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (2)
	(c)	Amendment No. 2 to Agreement and Plan of Merger, dated June 30, 2015, by and between BancorpSouth, Inc. and Central Community Corporation. (3)
	(d)	Amendment No. 3 to Agreement and Plan of Reorganization, dated October 13, 2016, by and between BancorpSouth, Inc. and Central Community Corporation. (4)
(3)	(a)	Amended and Restated Articles of Incorporation. (5)
	(b)	Amended and Restated Bylaws. (5)
(4)	(a)	Specimen Common Stock Certificate. (6)
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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of March 31, 2017 and 2016, and December 31, 2016, (ii) the Consolidated Statements of Income for the three-month periods ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three-month  periods ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

____________________________
(1)		Filed as Annex A to the Company's registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233) and incorporated by reference thereto.
(2)		Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(3)		Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 2016 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 27, 2017 (file number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on April 27, 2016 (file-number 1-12991 and incorporated by reference thereto.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (file number 1-10826) and incorporated by reference thereto.
(7)	Filed as Appendix A to the Company's registration statement on Form S-4 filed on February 12, 2014 (file number 333-193912) and incorporated by reference hereto.
(8)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference hereto.
(9)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference hereto.
(10)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 14, 2016 (file number 1-12991) and incorporated by reference hereto.
*	Filed herewith.
**	Furnished herewith.