Form 10-Q
period 2017-06-30
BANCORPSOUTH INC
filed 2017-08-07
CIK 701853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________________________

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes  [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check One):  Large accelerated filer [X]  Accelerated filer [  ]  Non-accelerated filer (Do not check if a smaller reporting company) [  ]  Smaller reporting company [  ] Emerging Growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

 As of August 1, 2017, the registrant had outstanding 91,029,013 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
	2017	2016	2016
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$ 178,376	$ 184,152	$ 186,381
Interest bearing deposits with other banks	49,680	38,813	86,472
Available-for-sale securities, at fair value	2,421,295	2,531,676	2,103,883
Loans and leases	11,037,808	10,835,512	10,604,547
Less: Unearned income	19,268	23,521	28,569
Allowance for credit losses	121,561	123,736	126,935
Net loans and leases	10,896,979	10,688,255	10,449,043
Loans held for sale, at fair value	184,921	166,927	210,698
Premises and equipment, net	306,863	305,561	305,694
Accrued interest receivable	40,716	42,005	39,645
Goodwill	300,798	300,798	294,901
Other identifiable intangibles	19,854	21,894	20,831
Bank-owned life insurance	260,228	258,648	255,240
Other real estate owned	7,704	7,810	14,658
Other assets	175,716	177,849	169,714
TOTAL ASSETS	$ 14,843,130	$ 14,724,388	$ 14,137,160

LIABILITIES
Deposits:
Demand: Noninterest bearing	$ 3,390,428	$ 3,250,537	$ 3,133,460
Interest bearing	5,095,570	5,034,470	4,838,704
Savings	1,630,123	1,561,819	1,512,694
Other time	1,822,175	1,841,315	1,879,509
Total deposits	11,938,296	11,688,141	11,364,367
Securities sold under agreement to repurchase	399,815	454,002	415,949
Short-term borrowings	365,000	92,000	-
Accrued interest payable	4,259	3,975	3,727
Junior subordinated debt securities	-	12,888	23,198
Long-term debt	230,000	530,000	365,588
Other liabilities	213,928	219,499	251,288
TOTAL LIABILITIES	13,151,298	13,000,505	12,424,117

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 91,022,729
93,696,687 and 94,546,091 shares, respectively	227,557	234,242	236,365
Capital surplus	191,940	271,292	286,994
Accumulated other comprehensive loss	(49,861)	(50,937)	(27,587)
Retained earnings	1,322,196	1,269,286	1,217,271
TOTAL SHAREHOLDERS' EQUITY	1,691,832	1,723,883	1,713,043
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 14,843,130	$ 14,724,388	$ 14,137,160

(1)  Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
INTEREST REVENUE:
Loans and leases	$ 115,286	$ 109,078	$ 226,784	$ 216,883
Deposits with other banks	256	229	741	492
Available-for-sale securities:
Taxable	7,509	6,009	14,859	11,897
Tax-exempt	2,562	2,924	5,143	5,956
Loans held for sale	1,242	1,183	2,254	2,167
Total interest revenue	126,855	119,423	249,781	237,395

INTEREST EXPENSE:
Deposits:
Interest bearing demand	3,204	2,208	5,990	4,371
Savings	483	451	955	894
Other time	3,725	3,436	7,307	6,790
Federal funds purchased and securities sold
sold under agreement to repurchase	509	159	831	299
Short-term and long-term debt	1,456	665	2,598	1,195
Junior subordinated debt	-	187	9	370
Other	-	1	2	1
Total interest expense	9,377	7,107	17,692	13,920
Net interest revenue	117,478	112,316	232,089	223,475
Provision for credit losses	1,000	2,000	2,000	3,000
Net interest revenue, after provision for
credit losses	116,478	110,316	230,089	220,475

NONINTEREST REVENUE:
Mortgage banking	6,134	7,886	15,124	9,716
Credit card, debit card and merchant fees	9,565	9,495	18,468	18,456
Deposit service charges	9,706	11,018	19,395	22,032
Security gains, net	23	86	1,094	88
Insurance commissions	31,126	28,803	64,066	62,052
Wealth management	5,275	5,347	10,449	10,456
Other	6,301	5,891	10,403	10,453
Total noninterest revenue	68,130	68,526	138,999	133,253

NONINTEREST EXPENSE:
Salaries and employee benefits	81,597	80,675	162,983	162,354
Occupancy, net of rental income	10,455	10,109	20,757	20,382
Equipment	3,438	3,295	7,006	7,060
Deposit insurance assessments	2,261	2,582	4,745	4,870
Regulatory settlement	-	-	-	10,277
Other	29,802	30,900	59,171	64,130
Total noninterest expense	127,553	127,561	254,662	269,073
Income before income taxes	57,055	51,281	114,426	84,655
Income tax expense	19,166	16,589	38,444	27,414
Net income	$ 37,889	$ 34,692	$ 75,982	$ 57,241

Earnings per share: Basic	$ 0.41	$ 0.37	$ 0.82	$ 0.61
Diluted	$ 0.41	$ 0.37	$ 0.82	$ 0.60

Dividends declared per common share	$ 0.13	$ 0.10	$ 0.25	$ 0.20

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

	(In thousands)
Net income	$ 37,889	$ 34,692	$ 75,982	$ 57,241
Other comprehensive income, net of tax
Unrealized (losses) gains on securities	(448)	3,624	(818)	12,372
Pension and other postretirement benefits	947	933	1,894	1,866
Other comprehensive income, net of tax	499	4,557	1,076	14,238
Comprehensive income	$ 38,388	$ 39,249	$ 77,058	$ 71,479

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	June 30,
	2017	2016
	(In thousands)
Operating Activities:
Net income	$ 75,982	$ 57,241
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	2,000	3,000
Depreciation and amortization	13,008	12,606
Amortization of intangibles	2,040	1,749
Amortization of debt securities premium and discount, net	3,611	5,200
Share-based compensation expense	4,452	4,679
Security gains, net	(1,094)	(88)
Net deferred loan origination expense	(3,429)	(3,335)
Decrease in interest receivable	1,289	1,256
Increase in interest payable	284	656
Realized gain on mortgages sold	(23,169)	(23,516)
Proceeds from mortgages sold	677,789	745,752
Origination of mortgages held for sale	(673,686)	(777,951)
Loss on other real estate owned, net	960	1,729
Increase in bank-owned life insurance	(3,379)	(3,706)
Other, net	1,226	16,261
Net cash provided by operating activities	77,884	41,533
Investing activities:
Proceeds from calls and maturities of available-for-sale securities	260,047	224,051
Proceeds from sales of available-for-sale securities	1,071	15
Purchases of available-for-sale securities	(154,360)	(229,469)
Net increase in loans and leases	(211,450)	(210,262)
Purchases of premises and equipment	(15,708)	(11,772)
Proceeds from sale of premises and equipment	185	949
Proceeds from death benefits from COLI	1,799	-
Acquisition of Insurance agency	-	(3,716)
Proceeds from sale of other real estate owned	3,298	6,219
Other, net	(216)	(50)
Net cash used in investing activities	(115,334)	(224,035)
Financing activities:
Net increase in deposits	250,155	33,206
Net decrease in short-term debt and other liabilities	(81,187)	(51,997)
Advances of long-term debt	-	300,000
Repayment of long-term debt	-	(4,187)
Redemption of junior subordinated debt	(12,888)	-
Issuance of common stock	864	207
Repurchase of common stock	(91,354)	(971)
Payment of cash dividends	(23,049)	(18,872)
Net cash provided by financing activities	42,541	257,386

Increase in cash and cash equivalents	5,091	74,884
Cash and cash equivalents at beginning of period	222,965	197,969
Cash and cash equivalents at end of period	$ 228,056	$ 272,853

See accompanying notes to consolidated financial statements

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2017	2016
Supplemental Cash Flow Information	(In thousands)
Cash paid during the period for:
Income tax payments, net	$44,967	$23,304
Interest paid	17,409	13,264
Non-cash Activities:
Transfers of loans to other real estate owned	4,155	7,874
MSR fair value adjustment	(707)	(12,046)
Financed sales of other real estate owned	1,442	541
Transfers of loans held for sale to loan portfolio	642	75
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month and six-month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.  Certain 2016 amounts have been reclassified to conform with the 2017 presentation.

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

	June 30,		December 31,
	2017	2016	2016

	(In thousands)

Commercial and industrial	$ 1,569,154	$ 1,701,848	$ 1,615,608
Real estate
Consumer mortgages	2,776,213	2,549,989	2,643,966
Home equity	624,868	614,686	628,846
Agricultural	245,646	251,566	245,377
Commercial and industrial-owner occupied	1,795,321	1,644,618	1,764,265
Construction, acquisition and development	1,156,901	1,021,218	1,157,248
Commercial real estate	2,341,633	2,254,653	2,237,719
Credit cards	104,169	108,101	109,656
All other	423,903	457,868	432,827
Gross Loans Total (1)	11,037,808	10,604,547	10,835,512
Less: Unearned Income	19,268	28,569	23,521
Net Loans	$ 11,018,540	$ 10,575,978	$ 10,811,991
(1)	Gross loans and leases are net of deferred costs of $2.2 million, $1.6 million and approximately $282,000 at June 30, 2017 and 2016 and December 31, 2016, respectively.

The following table shows the Company’s loans and leases, net of unearned income, as of June 30, 2017 by segment, class and geographical location:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 141,372	$ 193,526	$ 194,235	$ 572,109	$ 91,371	$ 110,161	$ 207,777	$ 55,908	$ 1,566,459
Real estate
Consumer mortgages	374,392	322,148	239,660	867,821	93,572	305,685	539,131	33,804	2,776,213
Home equity	96,296	45,630	69,035	232,247	21,535	141,970	16,271	1,884	624,868
Agricultural	8,244	83,788	25,615	67,496	8,163	13,577	38,757	6	245,646
Commercial and industrial-owner occupied	210,072	195,859	212,839	718,767	46,545	157,145	254,094	-	1,795,321
Construction, acquisition and development	120,174	70,919	52,951	352,608	18,399	166,344	375,506	-	1,156,901
Commercial real estate	305,774	361,460	233,986	581,939	202,629	217,300	438,545	-	2,341,633
Credit cards	-	-	-	-	-	-	-	104,169	104,169
All other	51,849	40,196	24,271	215,870	3,411	21,951	43,433	6,349	407,330
Total	$ 1,308,173	$ 1,313,526	$ 1,052,592	$ 3,608,857	$ 485,625	$ 1,134,133	$ 1,913,514	$ 202,120	$ 11,018,540

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

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at June 30, 2017 and December 31, 2016:

	June 30, 2017
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$ 1,702	$ 2,173	$ 8,915	$ 12,790	$ 1,553,669	$ 1,566,459	$ 227
Real estate
Consumer mortgages	9,327	5,805	14,196	29,328	2,746,885	2,776,213	1,048
Home equity	2,942	533	1,956	5,431	619,437	624,868	-
Agricultural	2,011	17	4,380	6,408	239,238	245,646	-
Commercial and industrial-owner occupied	1,371	1,292	4,226	6,889	1,788,432	1,795,321	-
Construction, acquisition and development	2,519	398	1,803	4,720	1,152,181	1,156,901	-
Commercial real estate	616	598	4,373	5,587	2,336,046	2,341,633	86
Credit cards	491	244	434	1,169	103,000	104,169	432
All other	870	352	91	1,313	406,017	407,330	-
Total	$ 21,849	$ 11,412	$ 40,374	$ 73,635	$ 10,944,905	$ 11,018,540	$ 1,793

	December 31, 2016
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$ 3,231	$ 1,610	$ 9,152	$ 13,993	$ 1,598,302	$ 1,612,295	$ 58
Real estate
Consumer mortgages	12,393	6,785	15,054	34,232	2,609,734	2,643,966	3,439
Home equity	2,771	670	2,959	6,400	622,446	628,846	-
Agricultural	969	354	247	1,570	243,807	245,377	-
Commercial and industrial-owner occupied	2,551	530	4,342	7,423	1,756,842	1,764,265	-
Construction, acquisition and development	2,101	440	1,443	3,984	1,153,264	1,157,248	14
Commercial real estate	312	933	11,211	12,456	2,225,263	2,237,719	-
Credit cards	466	297	501	1,264	108,392	109,656	472
All other	550	148	230	928	411,691	412,619	-
Total	$ 25,344	$ 11,767	$ 45,139	$ 82,250	$ 10,729,741	$ 10,811,991	$ 3,983

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

Substandard:  Loans where well-defined weaknesses exist that require corrective action to prevent further deterioration.  These loans are further characterized by the possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at June 30, 2017 and December 31, 2016:

	June 30, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
	(In thousands)
Commercial and industrial	$ 1,516,992	$ -	$ 41,604	$ 301	$ -	$ 7,562	$ 1,566,459
Real estate
Consumer mortgages	2,710,161	-	63,352	276	-	2,424	2,776,213
Home equity	613,216	-	10,802	-	-	850	624,868
Agricultural	225,504	8,157	6,740	-	-	5,245	245,646
Commercial and industrial-owner occupied	1,734,306	3,161	50,644	-	-	7,210	1,795,321
Construction, acquisition and development	1,136,104	6,253	14,298	-	-	246	1,156,901
Commercial real estate	2,299,529	-	37,214	169	-	4,721	2,341,633
Credit cards	104,169	-	-	-	-	-	104,169
All other	400,191	-	6,900	239	-	-	407,330
Total	$ 10,740,172	$ 17,571	$ 231,554	$ 985	$ -	$ 28,258	$ 11,018,540

(1) Impaired loans are shown exclusive of  $6.3 million of accruing troubled debt restructurings (“TDRs”) and $3.4 million of non-accruing TDRs.

	December 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
	(In thousands)
Commercial and industrial	$ 1,562,263	$ -	$ 41,618	$ 100	$ -	$ 8,314	$ 1,612,295
Real estate
Consumer mortgages	2,579,905	522	61,602	282	-	1,655	2,643,966
Home equity	616,758	-	11,231	-	-	857	628,846
Agricultural	233,939	-	10,577	-	-	861	245,377
Commercial and industrial-owner occupied	1,705,266	3,668	47,010	-	-	8,321	1,764,265
Construction, acquisition and development	1,135,618	-	15,697	-	-	5,933	1,157,248
Commercial real estate	2,179,318	634	45,471	-	-	12,296	2,237,719
Credit cards	109,656	-	-	-	-	-	109,656
All other	405,611	-	7,008	-	-	-	412,619
Total	$ 10,528,334	$ 4,824	$ 240,214	$ 382	$ -	$ 38,237	$ 10,811,991

(1) Impaired loans are shown exclusive of $26.0 million of accruing TDRs and $2.2 million of non-accruing TDRs.

The following tables provide details regarding impaired loans and leases, net of unearned income, which exclude accruing TDRs by segment and class as of and for the three months and six months ended June 30, 2017 and as of and for the year ended December 31, 2016:

	June 30, 2017
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Six months	Three months	Six months
	Investment	Balance of	Allowance	ended	ended	ended	ended
	in Impaired	Impaired	for Credit	June 30,	June 30,	June 30,	June 30,
	Loans (1)	Loans	Losses	2017	2017	2017	2017
	(In thousands)
With no related allowance:
Commercial and industrial	$ 6,209	$ 14,228	$ -	$ 6,410	$ 6,412	$ 20	$ 28
Real estate:
Consumer mortgages	1,268	1,668	-	1,269	1,333	2	3
Home equity	263	377	-	264	434	2	3
Agricultural	5,245	5,303	-	4,859	3,142	8	10
Commercial and industrial-owner occupied	7,210	9,143	-	7,056	7,333	88	108
Construction, acquisition and development	246	246	-	248	1,500	1	1
Commercial real estate	3,727	3,727	-	2,622	2,624	3	5
All other	-	-	-	-	-	-	-
Total	$ 24,168	$ 34,692	$ -	$ 22,728	$ 22,778	$ 124	$ 158

With an allowance:
Commercial and industrial	$ 1,353	$ 1,353	$ 1,190	$ 4,020	$ 3,716	$ -	$ 2
Real estate:
Consumer mortgages	1,156	1,156	554	290	354	-	-
Home equity	587	1,216	30	588	420	-	-
Agricultural	-	-	-	-	-	-	-
Commercial and industrial-owner occupied	-	-	-	2,435	2,407	5	5
Construction, acquisition and development	-	-	-	7	221	-	-
Commercial real estate	994	994	112	2,987	5,841	7	10
All other	-	-		-	-	-	-
Total	$ 4,090	$ 4,719	$ 1,886	$ 10,327	$ 12,959	$ 12	$ 17

Total:
Commercial and industrial	$ 7,562	$ 15,581	$ 1,190	$ 10,430	$ 10,128	$ 20	$ 30
Real estate:
Consumer mortgages	2,424	2,824	554	1,559	1,687	2	3
Home equity	850	1,593	30	852	854	2	3
Agricultural	5,245	5,303	-	4,859	3,142	8	10
Commercial and industrial-owner occupied	7,210	9,143	-	9,491	9,740	93	113
Construction, acquisition and development	246	246	-	255	1,721	1	1
Commercial real estate	4,721	4,721	112	5,609	8,465	10	15
All other	-	-	-	-	-	-	-
Total	$ 28,258	$ 39,411	$ 1,886	$ 33,055	$ 35,737	$ 136	$ 175

(1)	Excludes $3.4 million of non-accruing TDRs and $6.3 million of accruing TDRs.

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans (1)	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 6,222	$ 11,856	$ -	$ 6,394	$ 72
Real estate:
Consumer mortgages	1,655	2,305	-	1,851	22
Home equity	857	1,600	-	1,176	9
Agricultural	861	919	-	440	8
Commercial and industrial-owner occupied	8,321	9,520	-	10,314	355
Construction, acquisition and development	4,803	4,803	-	5,379	4
Commercial real estate	2,646	2,646	-	4,391	94
All other	-	-	-	-	-
Total	$ 25,365	$ 33,649	$ -	$ 29,945	$ 564
With an allowance:
Commercial and industrial	$ 2,092	$ 2,092	$ 1,837	$ 1,190	$ 20
Real estate:
Consumer mortgages	-	-	-	431	-
Home equity	-	-	-	367	1
Agricultural	-	-	-	352	-
Commercial and industrial-owner occupied	-	-	-	741	-
Construction, acquisition and development	1,130	1,130	35	739	10
Commercial real estate	9,650	9,650	2,481	9,868	203
All other	-	-	-	-	-
Total	$ 12,872	$ 12,872	$ 4,353	$ 13,688	$ 234
Total:
Commercial and industrial	$ 8,314	$ 13,948	$ 1,837	$ 7,584	$ 92
Real estate:
Consumer mortgages	1,655	2,305	-	2,282	22
Home equity	857	1,600	-	1,543	10
Agricultural	861	919	-	792	8
Commercial and industrial-owner occupied	8,321	9,520	-	11,055	355
Construction, acquisition and development	5,933	5,933	35	6,118	14
Commercial real estate	12,296	12,296	2,481	14,259	297
All other	-	-	-	-	-
Total	$ 38,237	$ 46,521	$ 4,353	$ 43,633	$ 798
(1)	Excludes $2.2 million of non-accruing TDRs and $26.0 million of accruing TDRs.

The following tables provide details regarding impaired loans and leases, net of unearned income, which include accruing TDRs, by segment and class as of and for the three months and six months ended June 30, 2017 and as of and for the year ended December 31, 2016:

	June 30, 2017
	Recorded	Unpaid Principal		Average Recorded Investment		Interest Income Recognized
	Investment	Balance of	Related	Three months	Six months	Three months	Six months
	in Impaired	Impaired Loans	Allowance	ended	ended	ended	ended
	Loans and	and	for Credit	June 30,	June 30,	June 30,	June 30,
	Accruing TDRs	Accruing TDRs	Losses	2017	2017	2017	2017
	(In thousands)
With no related allowance:
Commercial and industrial	$ 6,209	$ 14,257	$ -	$ 6,410	$ 9,020	$ 20	$ 127
Real estate:
Consumer mortgages	1,268	1,713	-	1,269	1,333	2	3
Home equity	263	387	-	264	434	2	3
Agricultural	5,245	5,303	-	4,859	3,142	8	10
Commercial and industrial-owner occupied	7,210	9,192	-	7,056	7,333	88	108
Construction, acquisition and development	246	246	-	248	1,500	1	1
Commercial real estate	3,727	3,727	-	2,622	3,395	3	26
All other	-	14	-	-	-	-	-
Total	$ 24,168	$ 34,839	$ -	$ 22,728	$ 26,157	$ 124	$ 278
With an allowance:
Commercial and industrial	$ 2,499	$ 2,598	$ 1,286	$ 4,651	$ 5,890	$ 7	$ 19
Real estate:
Consumer mortgages	2,839	3,193	845	1,872	2,346	15	27
Home equity	731	1,360	52	723	521	1	1
Agricultural	364	376	28	352	234	-	1
Commercial and industrial-owner occupied	4,059	4,485	136	5,839	6,482	50	81
Construction, acquisition and development	720	870	90	430	567	4	6
Commercial real estate	1,253	1,253	142	3,144	7,930	10	41
Credit card	840	840	51	831	832	83	168
All other	475	475	64	345	1,415	3	22
Total	$ 13,780	$ 15,450	$ 2,694	$ 18,187	$ 26,217	$ 173	$ 366
Total:
Commercial and industrial	$ 8,708	$ 16,855	$ 1,286	$ 11,061	$ 14,910	$ 27	$ 146
Real estate:
Consumer mortgages	4,107	4,906	845	3,141	3,679	17	30
Home equity	994	1,747	52	987	955	3	4
Agricultural	5,609	5,679	28	5,211	3,376	8	11
Commercial and industrial-owner occupied	11,269	13,677	136	12,895	13,815	138	189
Construction, acquisition and development	966	1,116	90	678	2,067	5	7
Commercial real estate	4,980	4,980	142	5,766	11,325	13	67
Credit card	840	840	51	831	832	83	168
All other	475	489	64	345	1,415	3	22
Total	$ 37,948	$ 50,289	$ 2,694	$ 40,915	$ 52,374	$ 297	$ 644

	December 31, 2016
	Recorded	Unpaid Principal
	Investment	Balance of	Related
	in Impaired	Impaired Loans	Allowance	Average	Interest
	Loans and	and	for Credit	Recorded	Income
	Accruing TDRs	Accruing TDRs	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 6,222	$ 11,856	$ -	$ 6,394	$ 72
Real estate:
Consumer mortgages	1,655	2,305	-	1,851	22
Home equity	857	1,600	-	1,176	9
Agricultural	861	919	-	440	8
Commercial and industrial-owner occupied	8,321	9,520	-	10,314	355
Construction, acquisition and development	4,803	4,803	-	5,379	4
Commercial real estate	2,646	2,646	-	4,391	94
All other	-	-	-	-	-
Total	$ 25,365	$ 33,649	$ -	$ 29,945	$ 564

With an allowance:
Commercial and industrial	$ 12,401	$ 12,424	$ 1,938	$ 4,045	$ 160
Real estate:
Consumer mortgages	2,453	2,734	300	2,241	55
Home equity	3	13	1	377	1
Agricultural	76	76	1	424	4
Commercial and industrial-owner occupied	4,937	5,406	103	4,643	124
Construction, acquisition and development	1,373	1,373	47	1,551	35
Commercial real estate	16,187	16,400	2,532	12,888	336
Credit cards	823	823	58	881	347
All other	2,890	2,927	23	1,894	78
Total	$ 41,143	$ 42,176	$ 5,003	$ 28,944	$ 1,140

Total:
Commercial and industrial	$ 18,623	$ 24,280	$ 1,938	$ 10,439	$ 232
Real estate:
Consumer mortgages	4,108	5,039	300	4,092	77
Home equity	860	1,613	1	1,553	10
Agricultural	937	995	1	864	12
Commercial and industrial-owner occupied	13,258	14,926	103	14,957	479
Construction, acquisition and development	6,176	6,176	47	6,930	39
Commercial real estate	18,833	19,046	2,532	17,279	430
Credit cards	823	823	58	881	347
All other	2,890	2,927	23	1,894	78
Total	$ 66,508	$ 75,825	$ 5,003	$ 58,889	$ 1,704

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables (“FASB ASC 310”), are loans which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement and all loans restructured in a TDR.  The Company’s recorded investment in loans considered impaired exclusive of accruing TDRs at June 30, 2017 and December 31, 2016 was $28.3 million and $38.2 million, respectively.  At June 30, 2017 and December 31, 2016, $4.1 million and $12.9 million, respectively, of those impaired loans had a valuation allowance of $1.9 million and $4.4 million, respectively.  The remaining balance of impaired loans of $24.2 million and $25.3 million at June 30, 2017 and December 31, 2016, respectively, have sufficient collateral supporting the collection of all outstanding principle or were charged down to fair value of the collateral, less estimated selling costs. Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as non-accruing TDRs totaled $2.6 million and $12.6 million at June 30, 2017 and December 31, 2016, respectively.

Non-performing loans and leases (“NPLs”) consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured because of the borrower’s weakened financial condition.  The following table presents information concerning NPLs as of the dates indicated:

	June 30,		December 31,
	2017	2016	2016
	(In thousands)

Non-accrual loans and leases	$ 63,585	$ 68,638	$ 71,812
Loans and leases 90 days or more past due, still accruing	1,793	1,875	3,983
Restructured loans and leases still accruing	6,303	9,687	26,047
Total non-performing loans and leases	$ 71,681	$ 80,200	$ 101,842

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At June 30, 2017, the Company’s geographic NPL distribution was concentrated primarily in its Arkansas, Mississippi and Texas markets.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	June 30,		December 31,
	2017	2016	2016
	(In thousands)
Commercial and industrial	$ 9,988	$ 8,675	$ 13,679
Real estate
Consumer mortgages	24,690	19,309	21,084
Home equity	3,183	2,734	3,817
Agricultural	6,172	1,107	1,546
Commercial and industrial-owner occupied	10,215	16,021	10,791
Construction, acquisition and development	2,223	6,086	7,022
Commercial real estate	6,418	14,197	13,402
Credit cards	122	159	161
All other	574	350	310
Total	$ 63,585	$ 68,638	$ 71,812

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period or the rescheduling of payments in accordance with a bankruptcy plan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  Other conditions that warrant a loan being considered a TDR include reductions in interest rates to below market rates due to bankruptcy plans or by the bank in an attempt to assist the borrower in working through liquidity problems.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as nonaccrual loans may generally be returned to accrual status in years after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower in accordance with the terms of the restructured loan.  During the second quarter of 2017, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

The following tables summarize the financial effect of TDRs recorded during the periods indicated:

	Three months ended June 30, 2017
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	4	$ 503	$ 498
Real estate
Consumer mortgages	1	67	66
Home equity	1	15	15
Commercial and industrial-owner occupied	2	718	716
Total	8	$ 1,303	$ 1,295

	Six months ended June 30, 2017
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	5	$ 525	$ 516
Real estate
Consumer mortgages	5	297	296
Home equity	4	149	149
Commercial and industrial-owner occupied	3	978	973
All other	5	58	53
Total	22	$ 2,007	$ 1,987

	Year ended December 31, 2016
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	25	$ 14,469	$ 14,305
Real estate
Consumer mortgages	16	1,429	1,354
Home equity	1	3	3
Agricultural	2	79	79
Commercial and industrial-owner occupied	10	4,344	4,331
Commercial real estate	5	8,931	6,702
All other	8	3,622	3,608
Total	67	$ 32,877	$ 30,382

The tables below summarize TDRs within the previous 12 months for which there was a payment default during the period indicated (i.e., 30 days or more past due at any given time during the period indicated).

	Three months ended June 30, 2017
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	1	$ 19
Real estate
Home equity	1	48
Agricultural	1	10
Commercial and industrial-owner occupied	1	686
All other	2	4
Total	6	$ 767

	Six months ended June 30, 2017
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	2	$ 34
Real estate
Consumer mortgages	3	391
Home equity	1	48
Agricultural	1	10
Commercial and industrial-owner occupied	3	1,092
All other	2	4
Total	12	$ 1,579

	Year ended December 31, 2016
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	8	$ 3,804
Real estate
Consumer mortgages	7	597
Commercial and industrial-owner occupied	2	532
Construction, acquisition and development	1	14
Commercial real estate	1	9,336
All other	2	20
Total	21	$ 14,303

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Six months ended
	June 30, 2017
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 19,170	$ (4,157)	$ 1,524	$ (408)	$ 16,129
Real estate
Consumer mortgages	30,386	(1,118)	964	3,312	33,544
Home equity	7,174	(584)	466	(96)	6,960
Agricultural	2,172	(50)	75	(346)	1,851
Commercial and industrial-owner occupied	12,899	(1,864)	674	1,081	12,790
Construction, acquisition and development	13,957	(84)	1,532	(1,873)	13,532
Commercial real estate	24,845	(20)	144	(1,866)	23,103
Credit cards	7,787	(1,619)	454	(277)	6,345
All other	5,346	(1,150)	638	2,473	7,307
Total	$ 123,736	$ (10,646)	$ 6,471	$ 2,000	$ 121,561

	Year ended
	December 31, 2016
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 17,583	$ (4,551)	$ 1,833	$ 4,305	$ 19,170
Real estate
Consumer mortgages	33,198	(2,687)	1,694	(1,819)	30,386
Home equity	6,949	(1,884)	506	1,603	7,174
Agricultural	2,524	(110)	175	(417)	2,172
Commercial and industrial-owner occupied	14,607	(1,095)	544	(1,157)	12,899
Construction, acquisition and development	15,925	(521)	1,373	(2,820)	13,957
Commercial real estate	25,508	(1,129)	2,411	(1,945)	24,845
Credit cards	4,047	(2,845)	850	5,735	7,787
All other	6,117	(2,197)	911	515	5,346
Total	$ 126,458	$ (17,019)	$ 10,297	$ 4,000	$ 123,736

	Six months ended
	June 30, 2016
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 17,583	$ (888)	$ 551	$ 473	$ 17,719
Real estate
Consumer mortgages	33,198	(1,187)	954	260	33,225
Home equity	6,949	(774)	326	666	7,167
Agricultural	2,524	(21)	132	(272)	2,363
Commercial and industrial-owner occupied	14,607	(814)	226	(377)	13,642
Construction, acquisition and development	15,925	(506)	796	(679)	15,536
Commercial real estate	25,508	(1,115)	1,192	2,103	27,688
Credit cards	4,047	(1,334)	380	346	3,439
All other	6,117	(904)	463	480	6,156
Total	$ 126,458	$ (7,543)	$ 5,020	$ 3,000	$ 126,935

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated::

	June 30, 2017
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans (1)	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$ 7,562	$ 1,190	$ 14,939	$ 16,129
Real estate
Consumer mortgages	2,424	554	32,990	33,544
Home equity	850	30	6,930	6,960
Agricultural	5,245	-	1,851	1,851
Commercial and industrial-owner occupied	7,210	-	12,790	12,790
Construction, acquisition and development	246	-	13,532	13,532
Commercial real estate	4,721	112	22,991	23,103
Credit cards	-	-	6,345	6,345
All other	-	-	7,307	7,307
Total	$ 28,258	$ 1,886	$ 119,675	$ 121,561
(1)	Impaired loans are shown exclusive of accruing TDRs and $3.4 million of non-accruing TDRs

	December 31, 2016
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans (1)	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$ 8,314	$ 1,837	$ 17,333	$ 19,170
Real estate
Consumer mortgages	1,655	-	30,386	30,386
Home equity	857	-	7,174	7,174
Agricultural	861	-	2,172	2,172
Commercial and industrial-owner occupied	8,321	-	12,899	12,899
Construction, acquisition and development	5,933	35	13,922	13,957
Commercial real estate	12,296	2,481	22,364	24,845
Credit cards	-	-	7,787	7,787
All other	-	-	5,346	5,346
Total	$ 38,237	$ 4,353	$ 119,383	$ 123,736

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

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned (“OREO”) for the periods indicated:

	Six months ended		Year ended
	June 30,		December 31,
	2017	2016	2016
	(In thousands)
Balance at beginning of period	$ 7,810	$ 14,759	$ 14,759
Additions to foreclosed properties
New foreclosed properties	4,155	7,874	9,752
Reductions in foreclosed properties
Sales including realized gains and losses, net	(3,371)	(6,505)	(14,183)
Writedowns for unrealized losses	(890)	(1,470)	(2,518)
Balance at end of period	$ 7,704	$ 14,658	$ 7,810

The following tables present the OREO by segment and class as of the dates indicated:

	June 30,		December 31,
	2017	2016	2016
	(In thousands)
Commercial and industrial	$ -	$ 74	$ -
Real estate
Consumer mortgages	2,238	2,109	857
Home equity	39	654	39
Agricultural	22	25	22
Commercial and industrial-owner occupied	2,539	1,272	1,958
Construction, acquisition and development	2,668	8,051	3,746
Commercial real estate	166	2,312	1,128
All other	32	161	60
Total	$ 7,704	$ 14,658	$ 7,810

The Company incurred total foreclosed property expenses of approximately $ 960,000 and $1.3 million for the three months ended June 30, 2017 and 2016, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were approximately $330,000 and $887,000 for the three months ended June 30, 2017 and 2016, respectively.   The Company incurred total foreclosed property expenses of approximately $2.0 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were approximately $962,000 and $1.7 million for the six months ended June 30, 2017 and 2016, respectively.

NOTE 5 – SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of June 30, 2017 and 2016, respectively, and December 31, 2016 follows:

	June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,718,885	$ 433	$ 5,944	$ 1,713,374
U.S. Government agency issued residential mortgage-backed securities	159,617	1,255	1,626	159,246
U.S. Government agency issued commercial mortgage-backed securities	170,129	1,557	1,044	170,642
Obligations of states and political subdivisions	331,251	15,210	1,331	345,130
FHLB and other securities	32,651	252	-	32,903
Total	$ 2,412,533	$ 18,707	$ 9,945	$ 2,421,295

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,794,231	$ 1,261	$ 6,065	$ 1,789,427
U.S. Government agency issued residential mortgage-backed securities	176,476	1,665	1,898	176,243
U.S. Government agency issued commercial mortgage-backed securities	171,840	1,648	1,209	172,279
Obligations of states and political subdivisions	346,609	15,547	2,151	360,005
FHLB and other securities	32,436	1,286	-	33,722
Total	$ 2,521,592	$ 21,407	$ 11,323	$ 2,531,676

	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,302,238	$ 8,565	$ -	$ 1,310,803
U.S. Government agency issued residential mortgage-backed securities	177,195	3,066	83	180,178
U.S. Government agency issued commercial mortgage-backed securities	188,222	5,268	15	193,475
Obligations of states and political subdivisions	374,134	25,263	6	399,391
FHLB and other securities	19,173	863	-	20,036
Total	$ 2,060,962	$ 43,025	$ 104	$ 2,103,883

Gross gains of $1.1 million and no gross losses were recognized on available-for-sale securities during the first six months of 2017.  Gross gains of approximately $88,000 and no gross losses were recognized on available-for-sale securities during the first six months of 2016.

At June 30, 2017, the Company’ available-for-sale securities included FHLB stock with a carrying value of $32.5 million compared to a required investment of $27.6 million.  At June 30, 2016, the Company’ available-for-sale securities included FHLB stock with a carrying value of $19.0 million compared to a required investment of $19.0 million.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2017 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	June 30, 2017
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in thousands)
Maturing in one year or less	$ 588,844	$ 588,532	1.14%
Maturing after one year through five years	1,211,049	1,206,605	1.37
Maturing after five years through ten years	55,472	56,682	5.78
Maturing after ten years	227,422	239,588	5.49
Mortgage-backed securities	329,746	329,888	2.16
Total	$ 2,412,533	$ 2,421,295

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 1,381,118	$ 5,944	$ -	$ -	$ 1,381,118	$ 5,944
U.S. Government agency issued residential mortgage-backed securities	83,628	1,467	7,443	159	91,071	1,626
U.S. Government agency issued commercial mortgage-backed securities	124,824	937	13,594	107	138,418	1,044
Obligations of states and political subdivisions	20,425	1,331	-	-	20,425	1,331
Total	$ 1,609,995	$ 9,679	$ 21,037	$ 266	$ 1,631,032	$ 9,945

	December 31, 2016
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 1,082,573	$ 6,065	$ -	$ -	$ 1,082,573	$ 6,065
U.S. Government agency issued residential mortgage-backed securities	71,599	1,783	15,375	115	86,974	1,898
U.S. Government agency issued commercial mortgage-backed securities	129,940	1,084	14,385	125	144,325	1,209
Obligations of states and political subdivisions	46,798	2,151	-	-	46,798	2,151
Total	$ 1,330,910	$ 11,083	$ 29,760	$ 240	$ 1,360,670	$ 11,323

Based upon a review of the credit quality of these securities, management has no intent to sell these securities until the full recovery of unrealized losses, which may be until maturity. Also it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during the first six months of 2017 or 2016.

NOTE 6 – PER SHARE DATA

Basic earnings per share (“EPS”) are calculated using the two-class method.  The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic EPS.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  There were no weighted-average antidilutive stock options to purchase Company common stock for the three months and six months ended June 30, 2017 to be excluded from diluted shares.  Antidilutive other equity awards of approximately 7,200 and 3,600 shares of Company common stock for the three months and six months ended June 30, 2017, respectively, were excluded from diluted shares. Weighted-average antidilutive stock options to purchase approximately 37,800 and 51,300 shares of Company common stock with a weighted average exercise price of $24.59 and $24.78 per share for the three months and six months ended June 30, 2016, respectively, were excluded from diluted shares. Antidilutive other equity awards of approximately 14,000 and 7,000 shares of Company common stock for the three months and six months ended June 30, 2016, respectively, were excluded from diluted shares.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended June 30,
	2017			2016
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 37,889	91,366	$ 0.41	$ 34,692	94,461	$ 0.37
Effect of dilutive share-
based awards		165			234

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 37,889	91,531	$ 0.41	$ 34,692	94,695	$ 0.37

	Six months ended June 30,
	2017			2016
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 75,982	92,505	$ 0.82	$ 57,241	94,415	$ 0.61
Effect of dilutive share-
based awards		181			229

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 75,982	92,686	$ 0.82	$ 57,241	94,644	$ 0.60

NOTE 7 – COMPREHENSIVE INCOME

The following tables present the components of other comprehensive (loss) income and the related tax effects allocated to each component for the periods indicated:

	Three months ended June 30,
	2017			2016
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount
Net unrealized (losses) gains on available-for-	(In thousands)
sale securities:
Unrealized (losses) gains arising during
holding period	$ (700)	$ 267	$ (433)	$ 5,956	$ (2,279)	$ 3,677
Reclassification adjustment for
net gains realized in net income (1)	(23)	8	(15)	(86)	33	(53)
Recognized employee benefit plan
net periodic benefit cost (2)	1,533	(586)	947	1,511	(578)	933
Other comprehensive income	$ 810	$ (311)	$ 499	$ 7,381	$ (2,824)	$ 4,557
Net income			37,889			34,692
Comprehensive income			$ 38,388			$ 39,249

(1)  Reclassification adjustments for net (losses) gains on available-for-sale securities are reported as net security gains on the consolidated statements of income.

(2)  Recognized employee benefit plan net periodic benefit cost include recognized prior service cost and recognized net loss.  For more information, see Note 9 - Pension Benefits.

	Six months ended June 30,
	2017			2016
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount
Net unrealized (losses) gains on available-for-	(In thousands)
sale securities:
Unrealized (losses) gains arising
during holding period	$ (226)	$ 84	$ (142)	$ 20,125	$ (7,699)	$ 12,426
Reclassification adjustment for
net gains realized in net income (1)	(1,094)	418	(676)	(88)	34	(54)
Recognized employee benefit plan
net periodic benefit cost (2)	3,066	(1,172)	1,894	3,022	(1,156)	1,866
Other comprehensive income	$ 1,746	$ (670)	$ 1,076	$ 23,059	$ (8,821)	$ 14,238
Net income			75,982			57,241
Comprehensive income			$ 77,058			$ 71,479

(1)  Reclassification adjustments for net gains on available-for-sale securities are reported as net security gains on the consolidated statements of income.

(2)  Recognized employee benefit plan net periodic benefit cost include recognized prior service cost and recognized net loss.  For more information, see Note 9 - Pension Benefits.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the six months ended June 30, 2017 were as follows:

	Community	Insurance
	Banking	Agencies	Total
(In thousands)
Balance as of December 31, 2016	$ 217,618	$ 83,180	$ 300,798
Goodwill recorded during the period	-	-	-
Balance as of June 30, 2017	$ 217,618	$ 83,180	$ 300,798

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first six months of 2017 that indicated the necessity of an earlier goodwill impairment assessment.

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

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	June 30, 2017		December 31, 2016
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$ 27,801	$ 23,932	$ 27,801	$ 23,721
Customer relationship intangibles	45,758	$ 31,201	46,568	30,406
Non-solicitation intangibles	1,650	$ 910	1,850	886
Total	$ 75,209	$ 56,043	$ 76,219	$ 55,013

Unamortized intangible assets:
Trade names	$ 688	$ -	$ 688	$ -

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$ 103	$ 111	$ 211	$ 228
Customer relationship intangibles	795	700	1,605	1,338
Non-solicitation intangibles	112	58	224	183
Total	$ 1,010	$ 869	$ 2,040	$ 1,749

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2017 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total

Estimated Amortization Expense:	(In thousands)
For the year ending December 31, 2017	$ 419	$ 3,147	$ 448	$ 4,014
For the year ending December 31, 2018	390	2,696	419	3,505
For the year ending December 31, 2019	363	2,330	97	2,790
For the year ending December 31, 2020	340	2,014	-	2,354
For the year ending December 31, 2021	251	1,591	-	1,842

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Service cost	$ 1,532	$ 2,213	$ 3,064	$ 4,426
Interest cost	2,294	2,341	4,588	4,682
Expected return on assets	(2,953)	(2,613)	(5,906)	(5,226)
Recognized prior service cost	(186)	(179)	(372)	(358)
Recognized net loss	1,719	1,690	3,438	3,380
Net periodic benefit costs	$ 2,406	$ 3,452	$ 4,812	$ 6,904

NOTE 10 – RECENT PRONOUNCEMENTS

In September 2014, the FASB issued an ASU regarding accounting for revenue from contracts with customers. This ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i)identify the contract(s)with a customer, (ii)identify the performance obligations in the contract, (iii)determine the transaction price, (iv)allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as)the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective on January 1, 2017; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)–Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018.    The Company has conducted its initial assessment and is currently evaluating contracts to assess and quantify accounting methodology changes resulting from the adoption of ASU 2014-09.  The Company’s revenues are comprised of net interest income of financial assets and financial liabilities, which are explicitly excluded from the scope of the new standard and noninterest revenue.  As the majority of the Company’ revenues are derived from net interest revenue, the ASU is not expected to have a material impact on the financial position and results of operations of the Company.  The Company continues to evaluate the impact of the new standard on the components of noninterest revenue as well as the most appropriate transition method of application.

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

ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur when estimating stock-based compensation expense rather than the previous requirement to estimate forfeitures from inception.  Transition to the new guidance was accomplished through a combination of retrospective, cumulative-effect adjustment to equity and prospective methodologies.  The Company estimates based on currently enacted tax rates, that adoption of ASU 2016-09 in 2017 will result in an incremental effect on tax provision ranging from approximately $412,000 to approximately $840,000 of tax benefit.  The actual effects of adoption in 2017 will primarily depend upon the share price of the Company’ stock, which affects the vesting of certain performance awards, probability of exercise of certain stock options and the magnitude of windfalls for all awards upon either vesting or exercise.  The effects on earnings per share calculations and election to account for forfeitures as incurred have not been significant.

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

In January 2017, the FASB issued an ASU regarding how goodwill is tested annually.  This ASU will simplify the measurement of goodwill which will reduce cost and complexity of the evaluating process.  This ASU is effective beginning after December 15, 2019.  The adoption of this ASU will not have a material impact on the financial position and results of operations ofthe Company.

In March 2017, the FASB issued an ASU in order to shorten the amortization period for certain callable debt securities held at a premium.  This ASU is effective for interim and annual periods after December 15, 2018.  As the Company already uses the earliest call date for debt securities, the adoption of this ASU is not expected to have a material impact on the financial position and results of operations of the Company.

In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the financial statements.  This ASU will be effective for interim and annual periods after December 15, 2017.    As the Company already includes service cost from pension benefits in employee benefits expense, the adoption of this ASU will not have a material impact on the financial position and results of operations of the Company.

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

Results of operations and selected financial information by segment for the three-month and six-month periods ended June 30, 2017 and 2016 were as follows:

	Banking Services Group	Mortgage	Insurance Agencies	Wealth Management	General Corporate and Other	Total
	(In thousands)
Three months ended June 30, 2017
Results of Operations
Net interest revenue	$ 113,117	$ 4,322	$ 11	$ 8	$ 20	$ 117,478
Provision for credit losses	-	-	-	-	1,000	1,000
Net interest revenue after provision for credit losses	113,117	4,322	11	8	(980)	116,478
Noninterest revenue	21,681	6,134	31,286	5,759	3,270	68,130
Noninterest expense	75,627	6,917	26,676	4,181	14,152	127,553
Income before income taxes	59,171	3,539	4,621	1,586	(11,862)	57,055
Income tax expense (benefit)	20,926	1,320	1,846	591	(5,517)	19,166
Net income	$ 38,245	$ 2,219	$ 2,775	$ 995	$ (6,345)	$ 37,889
Selected Financial Information
Total assets at end of period	$ 11,462,105	$ 639,130	$ 228,507	$ 22,475	$ 2,490,913	$ 14,843,130
Depreciation and amortization	5,550	153	1,180	25	625	7,533

	Banking Services Group	Mortgage	Insurance Agencies	Wealth Management	General Corporate and Other	Total
	(In thousands)
Three months ended June 30, 2016
Results of Operations
Net interest revenue	$ 109,851	$ 2,820	$ 16	$ 2	$ (373)	$ 112,316
Provision for credit losses	-	-	-	-	2,000	2,000
Net interest revenue after provision for credit losses	109,851	2,820	16	2	(2,373)	110,316
Noninterest revenue	23,309	7,868	28,543	5,766	3,040	68,526
Noninterest expense	76,000	6,583	24,781	4,397	15,800	127,561
Income before income taxes	57,160	4,105	3,778	1,371	(15,133)	51,281
Income tax expense (benefit)	19,386	1,531	1,511	511	(6,350)	16,589
Net income	$ 37,774	$ 2,574	$ 2,267	$ 860	$ (8,783)	$ 34,692
Selected Financial Information
Total assets at end of period	$ 10,865,604	$ 489,754	$ 219,280	$ 23,120	$ 2,539,402	$ 14,137,160
Depreciation and amortization	5,329	146	1,034	29	631	7,169

	Banking Services Group	Mortgage	Insurance Agencies	Wealth Management	General Corporate and Other	Total
	(In thousands)
Six months ended June 30, 2017
Results of Operations
Net interest revenue	$ 224,169	$ 7,852	$ 21	$ 13	$ 34	$ 232,089
Provision for credit losses	-	-	-	-	2,000	2,000
Net interest revenue after provision for credit losses	224,169	7,852	21	13	(1,966)	230,089
Noninterest revenue	43,558	15,126	64,399	11,375	4,541	138,999
Noninterest expense	150,476	13,779	52,650	8,129	29,628	254,662
Income before income taxes	117,251	9,199	11,770	3,259	(27,053)	114,426
Income tax expense (benefit)	40,558	3,420	4,690	1,212	(11,436)	38,444
Net income	$ 76,693	$ 5,779	$ 7,080	$ 2,047	$ (15,617)	$ 75,982
Selected Financial Information
Total assets at end of period	$ 11,462,105	$ 639,130	$ 228,507	$ 22,475	$ 2,490,913	$ 14,843,130
Depreciation and amortization	11,053	305	2,368	51	1,271	15,048

	Banking Services Group	Mortgage	Insurance Agencies	Wealth Management	General Corporate and Other	Total
	(In thousands)
Six months ended June 30, 2016
Results of Operations
Net interest revenue	$ 218,751	$ 5,431	$ 35	$ 2	$ (744)	$ 223,475
Provision for credit losses	-	-	-	-	3,000	3,000
Net interest revenue after provision for credit losses	218,751	5,431	35	2	(3,744)	220,475
Noninterest revenue	46,015	9,698	61,908	11,301	4,331	133,253
Noninterest expense	152,905	12,446	50,263	8,496	44,963	269,073
Income before income taxes	111,861	2,683	11,680	2,807	(44,376)	84,655
Income tax expense (benefit)	38,330	973	4,651	1,018	(17,558)	27,414
Net income	$ 73,531	$ 1,710	$ 7,029	$ 1,789	$ (26,818)	$ 57,241
Selected Financial Information
Total assets at end of period	$ 10,865,604	$ 489,754	$ 219,280	$ 23,120	$ 2,539,402	$ 14,137,160
Depreciation and amortization	10,643	291	2,094	57	1,270	14,355

The change in income for the Banking Services Group for the three months and six months ended June 30, 2017 compared to the same periods in 2016 is mainly due to an increase in interest revenue for loans and leases due to the balance increase of net loans and leases.  The change in income for the Mortgage segment for the three months and six months ended June 30, 2017 compared to the same periods in 2016 is primarily a result of the negative MSR adjustment of $1.5 million and approximately $575,000 recorded during the second quarter and first six months of 2017, respectively, compared to a negative MSR adjustment of $4.1 million and $12.0 million recorded during the second quarter and first six months of 2016, respectively.  The decrease in the loss in the General, Corporate and Other segment when comparing comparable periods is a result of the pre-tax charge of $10.3 million related to a liability associated with an ongoing regulatory matter recorded during the first six months of 2016 with no such charge recorded during the first six months of 2017.

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

	June 30,		December 31,
	2017	2016	2016
	(Dollars in thousands)
Unpaid principal balance	$6,431,273	$6,153,754	$6,384,649
Weighted-average prepayment speed (CPR)	9.2	13.5	9.4
Discount rate (annual percentage)	9.8	9.8	9.8
Weighted-average coupon interest rate (percentage)	3.9	4.0	3.9
Weighted-average remaining maturity (months)	325.0	321.0	323.0
Weighted-average servicing fee (basis points)	26.7	26.7	26.7

Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream.  The use of different estimates or assumptions could also produce different fair values.  As of June 30, 2017, the Company had a hedge in place designed to cover approximately 6% of the MSR.  The Company is susceptible to fluctuations in their value of its MSRs in changing interest rate environments.

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2017	2016
	(In thousands)
Fair value as of January 1	$ 65,263	$ 57,268
Additions:
Origination of servicing assets	5,638	6,335
Changes in fair value:
Due to payoffs/paydowns	(4,701)	(3,446)
Due to change in valuation inputs or assumptions
used in the valuation model	(707)	(12,046)
Other changes in fair value	(2)	(3)
Fair value as of June 30	$ 65,491	$ 48,108

All of the changes to the fair value of the MSRs are recorded as part of mortgage banking noninterest revenue on the income statement.  As part of mortgage banking noninterest revenue, the Company recorded contractual servicing fees of $4.4 million and $4.2 million and late and other ancillary fees of approximately $407,000 and $483,000 for the three months ended June 30, 2017 and 2016, respectively.  The Company recorded contractual servicing fees of $8.8 million and $8.2 million and late and other ancillary fees of approximately $796,000 and $1.2 million for the six months ended June 30, 2017 and 2016, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS AND OFFSETTING ASSETS AND LIABILITIES

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At June 30, 2017, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $239.0 million with a carrying value and fair value reflecting a gain of approximately $673,000.  At June 30, 2016, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $314.7 million with a carrying value and fair value reflecting a loss of $3.6 million.  At June 30, 2017, the notional amount of commitments to fund individual fixed-rate mortgage loans was $153.6 million with a carrying value and fair value reflecting a gain of $4.0 million.  At June 30, 2016, the notional amount of commitments to fund individual fixed-rate mortgage loans was $253.0 million with a carrying value and fair value reflecting a gain of $8.8 million.

The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of June 30, 2017, the notional amount of customer related derivative financial instruments was $336.3 million with an average maturity of 27 months, an average interest receive rate of 3.4% and an average interest pay rate of 5.7%.  As of June 30, 2016, the notional amount of customer related derivative financial instruments was $326.9 million with an average maturity of 37 months, an average interest receive rate of 2.7% and an average interest pay rate of 5.6%.

Additionally, the Bank utilizes securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Bank monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under agreement to repurchase were $399.8 million and $415.9 million at June 30, 2017 and 2016, respectively.

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

The following tables present components of financial instruments eligible for offsetting for the periods indicated:

	June 30, 2017
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount
	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 4,617	$ -	$ 4,617	$ -	$ -	$ 4,617
Loan/lease interest rate swaps	5,287	-	5,287	-	-	5,287
Total financial assets	$ 9,904	$ -	$ 9,904	$ -	$ -	$ 9,904
	.
Financial liabilities:
Derivatives:
Forward commitments	$ 301	$ -	$ 301	$ -	$ -	$ 301
Loan/lease interest rate swaps	5,287	-	5,287	-	(5,287)	-
Repurchase arrangements	399,815	-	399,815	(399,815)	-	-
Total financial liabilities	$ 405,403	$ -	$ 405,403	$ (399,815)	$ (5,287)	$ 301

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

Derivative instruments.  The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  Fair value of these derivative instruments is measured on a recurring basis using recent observable market prices.  The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates ranging from 2.58% to 4.73%.  The Company also considers the associated counterparty credit risk when determining the fair value of these instruments.  The Company’s interest rate swaps, commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and 2016:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,713,374	$ -	$ 1,713,374
U.S. Government agency issued residential
mortgage-backed securities	-	159,246	-	159,246
U.S. Government agency issued commercial
mortgage-backed securities	-	170,642	-	170,642
Obligations of states and
political subdivisions	-	345,130	-	345,130
FHLB and other securities	181	32,722	-	32,903
Mortgage servicing rights	-	-	65,491	65,491
Derivative instruments	-	-	9,831	9,831
Loans held for sale	-	184,921	-	184,921
Total	$ 181	$ 2,606,035	$ 75,322	$ 2,681,538
Liabilities:
Derivative instruments	$ -	$ -	$ 5,588	$ 5,588

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,310,803	$ -	$ 1,310,803
U.S. Government agency issued residential
mortgage-backed securities	-	180,178	-	180,178
U.S. Government agency issued commercial
mortgage-backed securities	-	193,475	-	193,475
Obligations of states and
political subdivisions	-	399,391		399,391
FHLB and other securities	795	19,241	-	20,036
Mortgage servicing rights	-	-	48,108	48,108
Derivative instruments	-	-	25,452	25,452
Loans held for sale	-	210,698	-	210,698
Total	$ 795	$ 2,313,786	$ 73,560	$ 2,388,141
Liabilities:
Derivative instruments	$ -	$ -	$ 20,423	$ 20,423

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six-month period ended June 30, 2017 and 2016:

Mortgage
	Servicing	Derivative
	Rights	Instruments
(In thousands)
Balance at December 31, 2016	$ 65,263	$ 6,138
Year to date net gains (losses) included in:
Net loss	(5,410)	(1,895)
Other comprehensive income	-	-
Additions	5,638	-
Transfers in and/or out of Level 3	-	-
Balance at June 30, 2017	$ 65,491	$ 4,243
Net unrealized losses included in net income for the
quarter relating to assets and liabilities held at June 30, 2017	$ (1,616)	$ (160)

Mortgage
	Servicing	Derivative
	Rights	Instruments
(In thousands)
Balance at December 31, 2015	$ 57,268	$ 3,257
Year to date net gains included in:
Net (loss) gain	(15,495)	1,772
Other comprehensive income	-	-
Additions	6,335	-
Transfers in and/or out of Level 3	-	-
Balance at June 30, 2016	$ 48,108	$ 5,029
Net unrealized (losses) gains included in net income for the
quarter relating to assets and liabilities held at June 30, 2016	$ (4,092)	$ 639

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2017 and 2016:

	June 30, 2017				Six months ended
					June 30, 2017
	Level 1	Level 2	Level 3	Total	Net Losses
Assets:	(In thousands)
Impaired loans	$ -	$ -	$ 28,258	28,258	$ (4,487)
Other real estate owned	-	-	7,704	7,704	(586)

	June 30, 2016				Six months ended
					June 30, 2016
					Net Losses
Assets:	(In thousands)
Impaired loans	-	-	40,236	40,236	(1,380)
Other real estate owned	-	-	14,658	14,658	(1,168)

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

Lending Commitments.  The Company’s lending commitments are negotiated at prevailing market rates and are relatively short-term in nature.  As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time.  Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements.  The Company’s lending commitments are classified as Level 2.  The Company’s off-balance sheet commitments including letters of credit, which totaled $89.2 million at June 30, 2017, are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The following table presents carrying and fair value information of financial instruments at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:	(In thousands)
Cash and due from banks	$ 178,376	$ 178,376	$ 184,152	$ 184,152
Interest bearing deposits with other banks	49,680	49,680	38,813	38,813
Available-for-sale securities	2,421,295	2,421,295	2,531,676	2,531,676
Net loans and leases	10,896,979	10,922,797	10,688,255	10,692,820
Loans held for sale	184,921	184,921	166,927	166,927

Liabilities:
Noninterest bearing deposits	3,390,428	3,390,428	3,250,537	3,250,537
Savings and interest bearing deposits	6,725,693	6,725,693	6,596,289	6,596,289
Other time deposits	1,822,175	1,840,666	1,841,315	1,857,506
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	764,815	763,649	546,002	545,002
Long-term debt and other borrowings	230,000	231,631	542,888	547,273

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	673	673	2,903	2,903
Commitments to fund fixed rate
mortgage loans	3,981	3,981	3,362	3,362
Interest rate swap position to receive	5,215	5,215	9,061	9,061
Interest rate swap position to pay	(5,287)	(5,287)	(9,175)	(9,175)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Bank-owned life insurance	$ 1,710	$ 1,813	$ 3,379	$ 3,706
Other miscellaneous income	4,591	4,078	7,024	6,747
Total other noninterest income	$ 6,301	$ 5,891	$ 10,403	$ 10,453

The following table details other noninterest expense for the three months and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Advertising	$ 1,037	$ 1,043	1,700	1,676
Foreclosed property expense	960	1,309	2,010	2,490
Telecommunications	1,233	1,259	2,380	2,554
Public relations	654	599	1,374	1,260
Data processing	7,230	6,685	13,853	13,076
Computer software	2,913	2,732	5,894	5,392
Amortization of intangibles	1,010	869	2,040	1,749
Legal fees	1,330	1,754	2,559	6,289
Merger expense	-	1	-	2
Postage and shipping	1,080	985	2,255	2,102
Other miscellaneous expense	12,355	13,664	25,106	27,540
Total other noninterest expense	$ 29,802	$ 30,900	$ 59,171	$ 64,130

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-related expense of $2.9 million accrued as of June 30, 2017, which excludes amounts reserved for regulatory settlement expenses discussed below, is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular fiscal period or periods.

On July 31, 2014 the Company, its Chief Executive Officer and former Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint was subsequently amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and regarding the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the District Court granted in part and denied in part the defendants’ motion to dismiss, holding that the statements concerning the Company’s expectations about the closing of the mergers were “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, were protected by the safe harbor provision  of the Private Securities Litigation Reform Act of 1995, and thus were not actionable.  Class certification was granted by the District Court on April 21, 2016, and a petition for immediate appeal of the class certification order was filed and was granted.  The U.S. Sixth Circuit Court of Appeals vacated the class certification order and remanded the case to the District Court for further proceedings.  On June 26, 2017 the District Court issued a Memorandum Opinion and signed an Order granting class certification.  On July 10, 2017 the defendants again filed a Petition for Permission to Appeal Pursuant to Rule of Civil Procedure 23(f) in the U.S. Sixth Circuit Court of Appeals.  The plaintiff seeks an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the District Court may deem just and proper.  At this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company as it is uncertain whether the second class certification order will withstand review and the exact amount of damages is uncertain.  Although it is not possible to predict the ultimate resolution or financial liability with respect to the litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

The Company had no long-term borrowings from U.S. Bank pursuant to the Credit Agreement at June 30, 2017 or December 31, 2016.  The Company had long-term borrowings from FHLB of $230.0 million and $530.0 million at June 30, 2017  and December 31, 2016, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may not be based upon historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by their reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “foresee,” “hope,” “intend,” “may,” “might,” “plan,” “will,” or “would” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the terms, timing and closings of the proposed mergers with Ouachita Bancshares Corp. and Central Community Corporation, the acceptance by customers of Ouachita Bancshares Corp. and Central Community Corporation of the Company’s products and services if the proposed mergers close, the Company’s ability to operate its regulatory compliance programs consistent with federal, state and local laws, including its Bank Secrecy Act (“BSA”) and anti-money laundering (“AML”) compliance program and its fair lending compliance program, the Company’s compliance with the consent order it entered into with the Consumer Financial Protection Bureau and the United States Department of Justice related to the Company’s fair lending practices (the “Consent Order”), amortization expense for intangible assets, goodwill impairments, loan impairment, utilization of appraisals and inspections for real estate loans, maturity, renewal or extension of construction, acquisition and development loans, net interest revenue, fair value determinations, the amount of the Company’s non-performing loans and leases, credit quality, credit losses, liquidity, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, early identification and resolution of credit issues, utilization of non-GAAP financial measures, the ability of the Company to collect all amounts due according to the contractual terms of loan agreements, the Company’s reserve for losses from representation and warranty obligations, the Company’s foreclosure process related to mortgage loans, the resolution of non-performing loans that are collaterally dependent, real estate values, fully-indexed interest rates, interest rate risk, interest rate sensitivity, the impact of interest rates on loan yields, calculation of economic value of equity, impaired loan charge-offs, diversification of the Company’s revenue stream, the growth of the Company’s insurance business and commission revenue, the growth of the Company’s customer base and loan, deposit and fee revenue sources, liquidity needs and strategies, sources of funding, net interest margin, declaration and payment of dividends, the utilization of the Company’s share repurchase program, the implementation and execution of cost saving initiatives, improvement in the Company’s efficiencies, operating expense trends, future acquisitions and consideration to be used therefor, and the impact of certain claims and ongoing, pending or threatened litigation, administrative and investigatory matters.

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

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $14.8 billion in assets at June 30, 2017.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Alabama, Arkansas, Florida, Louisiana, Mississippi, Missouri, Tennessee and Texas.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its insurance agency subsidiary provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, please refer to the unaudited consolidated financial statements for the three-month and six-month period ended June 30, 2017 and 2016 and the consolidated financial statements as of December 31, 2016 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on such reported financial information.

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, recent pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry.  During that time, the Company was not immune to such pressures and the economic downturn had a negative impact on the Company and its customers in all of the markets that it serves.  However, the Company’s financial condition has remained stable or improved during the first six months of 2017 as reflected by decreases in non-performing assets and criticized loans, when compared to prior periods.

 Management believes that the Company remains well positioned with respect to overall credit quality as evidenced by the stable or improving credit quality metrics especially when comparing June 30, 2017 to December 31, 2016 and June 30, 2016.  Management believes, however, that future weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.

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

SELECTED FINANCIAL DATA

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Earnings Summary:
Total interest revenue	$ 126,855	$ 119,423	$ 249,781	$ 237,395
Total interest expense	9,377	7,107	17,692	13,920
Net interest revenue	117,478	112,316	232,089	223,475
Provision for credit losses	1,000	2,000	2,000	3,000
Noninterest revenue	68,130	68,526	138,999	133,253
Noninterest expense	127,553	127,561	254,662	269,073
Income before income taxes	57,055	51,281	114,426	84,655
Income tax expense	19,166	16,589	38,444	27,414
Net income	$ 37,889	$ 34,692	$ 75,982	$ 57,241

Balance Sheet - Period-end balances:
Total assets	$ 14,843,130	$ 14,137,160	$ 14,843,130	$ 14,137,160
Total securities	2,421,295	2,103,883	2,421,295	2,103,883
Loans and leases, net of unearned income	11,018,540	10,575,978	11,018,540	10,575,978
Total deposits	11,938,296	11,364,367	11,938,296	11,364,367
Long-term debt	230,000	365,588	230,000	365,588
Total shareholders' equity	1,691,832	1,713,043	1,691,832	1,713,043

Balance Sheet-Average Balances:
Total assets	$ 14,741,811	$ 14,027,786	$ 14,786,784	$ 13,939,723
Total securities	2,497,108	2,069,058	2,502,375	2,053,399
Loans and leases, net of unearned income	10,883,102	10,513,732	10,851,967	10,443,328
Total deposits	11,902,415	11,437,422	11,922,024	11,434,451
Long-term debt	398,132	219,434	463,702	143,592
Total shareholders' equity	1,680,053	1,690,906	1,705,849	1,679,686

Common Share Data:
Basic earnings per share	$ 0.41	$ 0.37	$ 0.82	$ 0.61
Diluted earnings per share	0.41	0.37	0.82	0.60
Cash dividends per share	0.13	0.10	0.25	0.20
Book value per share	18.59	18.12	18.59	18.12
Tangible book value per share (1)	15.06	14.78	15.06	14.78
Dividend payout ratio	30.48%	22.58%	30.44%	32.99%

Financial Ratios (Annualized):
Return on average assets	1.03%	0.99%	1.04%	0.83%
Return on average shareholders' equity	9.05	8.25	8.98	6.85
Total shareholders' equity to total assets	11.40	12.12	11.40	12.12
Tangible shareholders' equity to tangible assets (1)	9.44	10.11	9.44	10.11
Net interest margin-fully taxable equivalent	3.52	3.56	3.49	3.55

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	0.17%	0.06%	0.08%	0.05%
Provision for credit losses to average loans and leases	0.04	0.08	0.04	0.06
Allowance for credit losses to net loans and leases	1.10	1.20	1.10	1.20
Allowance for credit losses to NPLs	169.59	158.27	169.59	158.27
Allowance for credit losses to NPAs	153.13	133.82	153.13	133.82
NPLs to net loans and leases	0.65	0.76	0.65	0.76
NPAs to net loans and leases	0.72	0.90	0.72	0.90

Capital Adequacy:
Common equity Tier 1 capital	11.90%	12.17%	11.90%	12.17%
Tier 1 capital	11.90	12.37	11.90	12.37
Total capital	12.91	13.45	12.91	13.45
Tier 1 leverage capital	9.93	10.66	9.93	10.66

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

	June 30,
	2017	2016

	(Dollars in thousands, except per share data)
Tangible Assets:
Total assets	$ 14,843,130	$ 14,137,160
Less: Goodwill	300,798	294,901
Other identifiable intangible assets	19,854	20,831
Total tangible assets	$ 14,522,478	$ 13,821,428

Tangible Shareholders' Equity:
Total shareholders' equity	$ 1,691,832	$ 1,713,043
Less: Goodwill	300,798	294,901
Other identifiable intangible assets	19,854	20,831
Total tangible shareholders' equity	$ 1,371,180	$ 1,397,311

Total common shares outstanding	91,022,729	94,546,091

Tangible shareholders' equity to tangible assets	9.44%	10.11%

Tangible book value per share	$ 15.06	$ 14.78

FINANCIAL HIGHLIGHTS

The Company reported net income of $37.9 million for the second quarter of 2017, compared to net income of $34.7 million for the same quarter of 2016.    For the first six months of 2017, the Company reported net income of $76.0 million, compared to net income of $57.2 million for the first six months of 2016. A primary factor contributing to the increase in net income for the three months ended June 30, 2017 compared to the same period in 2016 was the increase in net interest revenue which was $117.5 million for the three months ended June 30, 2017 compared to $112.3 million for the three months ended June 30, 2016.  The increase in net interest revenue for the comparable three-month period is primarily a result of the increase in interest revenue resulting from increases in loan and lease yields and the average loan and lease portfolio more than offsetting the increase in interest expense associated with interest bearing demand deposits and long term debt.  A primary factor contributing to the increase in net income for the six months ended June 30, 2017 compared to the same period in 2016 was the decrease in noninterest expense which was $254.7 million for the first six months of 2017 compared to $269.1 million for the first six months of 2016.  A pre-tax charge of $10.3 million was recorded during the first six months of 2016 related to a liability associated with an ongoing regulatory matter.  This regulatory matter was settled during the second quarter of 2016 with no additional regulatory settlement charges deemed necessary in 2017.  Also contributing to the increase in net income for the first six months of 2017 compared to the first six months of 2016 was the increase in net interest revenue and noninterest revenue.  The increase in net interest revenue is a result of the increase in interest revenue resulting from increases in loan and lease yields and the average loan and lease portfolio more than

offsetting the increase in interest expense associated with interest bearing demand deposits and long term debt.    The increase in noninterest revenue for the comparable six-month periods is primarily a result of the increase in mortgage banking.

The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $117.5 million for the second quarter of 2017, an increase of $5.2 million, or 4.6%, from $112.3 million for the second quarter of 2016. Net interest revenue was $232.1 million for the first six months of 2017, an increase of $8.6 million, or 3.9%, from $223.5 million for the first six months of 2016. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  One of the Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The increase in net interest revenue for the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016 was primarily a result of the increase in interest revenue related to loans and leases due to the increasing loan and lease portfolio and yields more than offsetting the increase in interest expense related to the increase in interest bearing demand deposits and long-term debt.

Interest revenue increased $7.4 million, or 6.2%, in the second quarter of 2017 compared to the second quarter of 2016 and increased $12.4 million, or 5.2%, in the first six months of 2017 compared to the first six months of 2016.  The Company has managed to increase loan yields while also increasing loan and leases as new loan production more than offset loan runoff in most loan categories when comparing the second quarter of 2017 to the second quarter of 2016.  The increase in interest expense of $2.3 million, or 31.9%, for the second quarter of 2017 compared to the second quarter of 2016 and $3.8 million, or 27.1%, in the first 6 months of 2017 compared to the first six months of 2016 was primarily due to an increase in interest related to long term debt coupled with the increase in average balances and rates on interest bearing deposits.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage banking operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue remained relatively stable for the second quarter of 2017 compared to the second quarter of 2016 and increased $5.7 million, or 4.3%, for the first six months of 2017 compared to the first six months of 2016.  One of the primary contributors to the increase in noninterest revenue for the comparable six month period was mortgage banking.  Mortgage banking increased to $15.1 million for the first six months of 2017 compared to $9.7 million for the first six months of 2016.  The increase in mortgage banking for the comparable six month period was a result of the change in MSRs.  The fair value of MSRs, including the MSR hedge, decreased approximately $575,000 during the first six months of 2017 compared to a decrease of $12.0 million during the first six months of 2016.  Mortgage origination volume decreased 16.6% to $385.9 million for the second quarter of 2017 compared to $462.6 million for the second quarter of 2016 and decreased 13.4% to $673.7 million for the first six months of 2017 compared to $778.0 million for the first six months of 2016.  As a result of decreased mortgage originations for those periods of 2017 compared to the same periods of 2016, mortgage origination revenue decreased to $5.8 million during the second quarter of 2017 compared to $9.4 million during the second quarter of 2016 and decreased to $10.9 million during the first six months of 2017 compared to $15.8 million for the first six months of 2016.

Wealth management revenue remained relatively stable for the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016. Deposit service charges decreased $1.3 million and $2.6 million for the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016, respectively, while insurance commissions increased $2.3 million and $2.0 million for the same comparable periods.  There were no significant non-recurring noninterest revenue items during the first six months of 2017 or 2016.

Total noninterest expense remained stable for the second quarter of 2017 compared to the second quarter of 2016 and decreased 5.4% to $254.7 million for the first six months of 2017 compared to $269.1 million for the first six months of 2016.  The decrease in noninterest expense during the first six months of 2017 compared to the first six months of 2016 was primarily a result of a pre-tax charge of $10.3 million recorded during the first quarter of 2016 related to a liability associated with an ongoing regulatory matter. This regulatory matter was settled during the second quarter of 2016 with no additional regulatory settlement charges deemed necessary.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail below.

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

The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months and six months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 10,883.1	$ 116.2	4.28%	$ 10,513.8	$ 110.0	4.21%
Loans held for sale	138.8	1.2	3.59%	142.6	1.2	3.34%
Available-for-sale securities:
Taxable	2,196.5	7.5	1.37%	1,731.7	6.0	1.40%
Non-taxable (3)	300.6	3.9	5.26%	337.4	4.5	5.36%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	117.4	0.3	0.88%	237.6	0.2	0.39%
Total interest earning
assets and revenue	13,636.4	129.1	3.80%	12,963.1	121.9	3.78%
Other assets	1,231.0			1,190.8
Less: Allowance for credit losses	(125.6)			(126.1)
Total	$ 14,741.8			$ 14,027.8

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 5,079.4	$ 3.2	0.25%	$ 4,957.8	$ 2.2	0.18%
Savings	1,627.0	0.5	0.12%	1,510.3	0.5	0.12%
Other time	1,833.2	3.7	0.81%	1,847.2	3.4	0.75%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	564.2	1.0	0.69%	447.6	0.2	0.15%
Junior subordinated debt securities	-	-	-	23.2	0.2	3.23%
Long-term debt	398.1	1.0	1.01%	219.4	0.6	1.21%
Total interest bearing
liabilities and expense	9,501.9	9.4	0.40%	9,005.5	7.1	0.32%
Demand deposits -
noninterest bearing	3,362.8			3,122.1
Other liabilities	197.0			209.3
Total liabilities	13,061.7			12,336.9
Shareholders' equity	1,680.1			1,690.9
Total	$ 14,741.8			$ 14,027.8
Net interest revenue-FTE		$ 119.7			$ 114.8
Net interest margin-FTE			3.52%			3.56%
Net interest rate spread			3.40%			3.47%
Interest bearing liabilities to
interest earning assets			69.68%			69.47%

(1)  Includes taxable equivalent adjustment to interest of $0.9 million for both the three months ended June 30, 2017 and 2016 using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $1.3 million and $1.6 million for the three months ended June 30, 2017 and 2016, respectively, using an effective tax rate of 35%.

	Six months ended June 30,
	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 10,852.0	$ 228.5	4.25%	$ 10,443.3	$ 218.7	4.20%
Loans held for sale	133.9	2.3	3.39%	122.9	2.2	3.54%
Available-for-sale securities:
Taxable	2,199.8	14.9	1.36%	1,709.5	11.9	1.40%
Non-taxable (3)	302.6	7.9	5.28%	343.9	9.2	5.34%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	187.5	0.7	0.80%	276.9	0.5	0.36%
Total interest earning
assets and revenue	13,675.8	254.3	3.75%	12,896.5	242.5	3.77%
Other assets	1,236.1			1,169.5
Less: allowance for credit losses	(125.1)			(126.3)
Total	$ 14,786.8			$ 13,939.7

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 5,161.3	$ 6.0	0.23%	$ 5,030.2	$ 4.4	0.17%
Savings	1,607.5	1.0	0.12%	1,489.3	0.9	0.12%
Other time	1,835.2	7.3	0.80%	1,846.4	6.8	0.74%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	499.4	1.3	0.53%	444.7	0.3	0.14%
Junior subordinated debt securities	0.5	-	3.29%	23.2	0.4	3.20%
Long-term FHLB borrowings	463.7	2.1	0.93%	143.6	1.2	1.64%
Total interest bearing
liabilities and expense	9,567.6	17.7	0.37%	8,977.4	14.0	0.31%
Demand deposits -
noninterest bearing	3,318.1			3,068.6
Other liabilities	195.3			214.0
Total liabilities	13,081.0			12,260.0
Shareholders' equity	1,705.8			1,679.7
Total	$ 14,786.8			$ 13,939.7
Net interest revenue-FTE		$ 236.6			$ 228.5
Net interest margin-FTE			3.49%			3.55%
Net interest rate spread			3.38%			3.46%
Interest bearing liabilities to
interest earning assets			69.96%			69.61%

 (1)  Includes taxable equivalent adjustment to interest of $1.7 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively, using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $2.8 million and $3.2 million for the six months ended June 30, 2017 and 2016, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended June 30, 2017 increased $4.9 million, or 4.3%, compared to the same period in 2016.  Net interest revenue-FTE for the six-month period ended June 30, 2017 increased $8.1 million, or 3.5%, compared to the same period in 2016.  The increase in net interest revenue-FTE for the comparable three-month and six-month periods was primarily a result of the increase in interest revenue-FTE related to the increase in average earning assets with that increase somewhat offset by the increase in rates paid on other time deposits and in the average balance of demand deposits and long-term debt.   The increase in earning

assets was primarily a result of loan run-off being more than replaced with new higher yielding loans.  The decrease in earning asset yields was primarily a result of new securities and maturity securities being replaced by securities with lower yields.  Rates on interest bearing liabilities increased as a result of increases in rates paid on interest-bearing and other time deposits.

Interest revenue-FTE for the three-month period ended June 30, 2017 increased $7.2 million, or 5.9%, compared to the same period in 2016.  Interest revenue-FTE for the six-month period ended June 30, 2017 increased $11.8 million, or 4.8%, compared to the same period in 2016.  The increase in interest revenue-FTE for these comparable periods was a result of the rising loan yields in combination with loan growth noticed during the second quarter and first six months of 2017.  The yield on average interest-earning assets increased 2 basis points for the second quarter of 2017 compared to the second quarter of 2016 and decreased 2 basis points for the first six months of 2017 compared to the first six months of 2016.  Average interest-earning assets increased $673.4 million, or 5.2%, for the three-month period ended June 30, 2017, compared to the same period in 2016.  Average interest-earning assets increased $779.3 million, or 6.0%, for the six month period ended June 30, 2017, compared to the same period in 2016.

Interest expense for the three-month period ended June 30, 2017 increased $2.3 million, or 32.0%, compared to the same periods in 2016.  Interest expense for the six-month period ended June 30, 2017 increased $3.7 million, or 27.1%, compared to the same period in 2016.  The increase in interest expense for the comparable three-month and six-month periods was primarily a result of the increase in average long-term debt combined with the increase in average balances and rates paid on interest bearing and other time deposits.  Average rates paid on interest bearing liabilities increased 8 basis points for the second quarter of 2017 compared to the second quarter of 2016 and increased 6 basis points for the first six months of 2017 compared to the first six months of 2016.  Average interest bearing liabilities increased $496.4 million, or 5.5%, for the second quarter of 2017 compared to the second quarter of 2016 and increased $590.2 million, or 6.6%, for the first six months of 2017 compared to the first six months of 2016.    The increase in average interest bearing liabilities for these periods was primarily a result of increases in average interest bearing demand and savings deposits combined with the increase in average long-term FHLB borrowings.

Net interest margin-FTE was 3.52% and 3.56% for the three months ended June 30, 2017 and June 30, 2016, respectively.  Net interest margin-FTE was 3.49% and 3.55% for the six months ended June 30, 2017 and June 30, 2016, respectively.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.

The following table presents the Company’s interest rate sensitivity at June 30, 2017:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$ 49,680	$ -	$ -	$ -
Available-for-sale and trading securities	174,839	577,243	1,342,713	326,500
Loans and leases, net of unearned income	3,355,170	1,644,366	4,935,009	1,083,995
Loans held for sale	184,921	-	-	-
Total interest earning assets	3,764,610	2,221,609	6,277,722	1,410,495
Interest bearing liabilities:
Interest bearing demand and savings deposits	6,725,693	-	-	-
Other time deposits	286,710	675,715	859,750	-
Federal funds purchased , securities
sold under agreement to repurchase,
short-term FHLB borrowings and other
short-term borrowings	764,815	-	-	-
Long-term debt	200,000	-	30,000	-
Total interest bearing liabilities	7,977,218	675,715	889,750	-
Interest rate sensitivity gap	$ (4,212,608)	$ 1,545,894	$ 5,387,972	$ 1,410,495
Cumulative interest sensitivity gap	$ (4,212,608)	$ (2,666,714)	$ 2,721,258	$ 4,131,753

In the event interest rates increase after June 30, 2017, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest earning assets.  However, the Company’s historical repricing sensitivity on interest bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after June 30, 2017, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at June 30, 2017 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.

As of June 30, 2017, the Bank had $2.2 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.13%, an average maturity of 181 months and a fully-indexed interest rate of 4.87% at June 30, 2017.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  The fully-indexed interest rate also considers the impact of loans that will earn an interest rate above their floor at their next repricing date. While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At June 30, 2017, the Company had $384.3 million, $4.7 billion and $751.5 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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

The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of June 30, 2017 and 2016 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.

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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	June 30, 2017	June 30, 2016
+400 basis points	4.3%	9.5%
+300 basis points	6.6%	10.7%
+200 basis points	7.5%	10.3%
+100 basis points	3.7%	5.0%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	June 30, 2017	June 30, 2016
+400 basis points	23.4%	29.8%
+300 basis points	18.3%	23.0%
+200 basis points	11.8%	15.3%
+100 basis points	5.9%	7.5%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	June 30, 2017	June 30, 2016
+200 basis points	2.9%	4.3%
-200 basis points	NM	NM
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

At June 30, 2017, impaired loans totaled $28.3 million, which was net of cumulative charge-offs of $11.2 million.  Additionally, the Company had specific reserves for impaired loans of $1.9 million included in the allowance for credit losses.  Impaired loans at June 30, 2017 were primarily from the Company’s commercial and industrial portfolio and commercial and industrial-owner occupied real estate portfolio.  Impaired loan charge-offs are determined necessary when management determines that the amount is not likely to be collected.

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

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$ 125,196	$ 126,506	$ 123,736	$ 126,458

Loans and leases charged off:
Commercial and industrial	(3,773)	(748)	(4,157)	(888)
Real estate
Consumer mortgages	(522)	(477)	(1,118)	(1,187)
Home equity	(125)	(224)	(584)	(774)
Agricultural	(6)	(10)	(50)	(21)
Commercial and industrial-owner occupied	(1,460)	(660)	(1,864)	(814)
Construction, acquisition and development	(54)	(280)	(84)	(506)
Commercial real estate	(1)	(870)	(20)	(1,115)
Credit cards	(781)	(614)	(1,619)	(1,334)
All other	(591)	(417)	(1,150)	(904)
Total loans charged off	(7,313)	(4,300)	(10,646)	(7,543)

Recoveries:
Commercial and industrial	1,034	339	1,524	551
Real estate
Consumer mortgages	339	499	964	954
Home equity	110	246	466	326
Agricultural	34	96	75	132
Commercial and industrial-owner occupied	481	101	674	226
Construction, acquisition and development	208	524	1,532	796
Commercial real estate	75	509	144	1,192
Credit cards	205	199	454	380
All other	192	216	638	463
Total recoveries	2,678	2,729	6,471	5,020
Net recoveries (charge-offs)	(4,635)	(1,571)	(4,175)	(2,523)
Provision charged to operating expense	1,000	2,000	2,000	3,000
Balance, end of period	$ 121,561	$ 126,935	$ 121,561	$ 126,935

Average loans for period	$ 10,883,102	$ 10,513,732	$ 10,851,967	$ 10,443,328
Ratios:
Net charge-offs to average loans (annualized)	0.17%	0.06%	0.08%	0.05%
Provision for credit losses to average
loans and leases, net of unearned income (annualized)	0.04%	0.08%	0.04%	0.06%
Allowance for credit losses to loans
and leases, net of unearned income	1.10%	1.20%	1.10%	1.20%

Net chargeoffs were $4.6 million in the second quarter of 2017 compared to $1.6 million in the second quarter of 2016.   Net chargeoffs were $4.2 million in the first six months of 2017 compared to net chargeoffs of $2.5 million in the first six months of 2016.  Annualized net chargeoffs as a percentage of average loans and leases for the second quarter of 2017 were 0.17%, compared to 0.06% for the second quarter of 2016.    Total recoveries were $2.7 million and $6.5 million for the three-month and six-month periods ended June 30, 2017, compared to $2.7 million and $5.0 million for the three-month and six-month periods ended June 30, 2016 with 23.7% of the first six months of 2017 recoveries being noticed in the real estate construction, acquisition and development portfolio.

A $1.0 million provision for credit losses was recorded for the second quarter  of 2017 compared to a  $2.0 million provision for credit losses for the second quarter of 2016.  A $2.0 million and $3.0 million provision for credit losses was recorded for the first six months of 2017 and 2016, respectively.  As of June 30, 2017 and 2016,  44% and 59%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 72% and 80% of their contractual principal balance at June 30, 2017 and 2016, respectively.

The allowance for credit losses decreased $5.4 million to $121.6 million at June 30, 2017 compared to $126.9 million at June 30, 2016.  The decrease was a result of improving credit metrics since June 30, 2016, including reductions in classified loans and NPLs.

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

	June 30,				December 31,
	2017		2016		2016
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$16,129	14.2%	$17,719	16.0%	$ 19,170	14.9%
Real estate
Consumer mortgages	33,544	25.2	33,225	24.1	30,386	24.4
Home equity	6,960	5.7	7,167	5.8	7,174	5.8
Agricultural	1,851	2.2	2,363	2.4	2,172	2.2
Commercial and industrial-owner occupied	12,790	16.3	13,642	15.5	12,899	16.3
Construction, acquisition and development	13,532	10.5	15,536	9.6	13,957	10.7
Commercial real estate	23,103	21.2	27,688	21.3	24,845	20.7
Credit cards	6,345	0.9	3,439	1.0	7,787	1.0
All other	7,307	3.8	6,156	4.3	5,346	4.0
Total	$121,561	100.0%	$126,935	100.0%	$ 123,736	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months and six months ended June 30, 2017 and 2016 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	June 30,
	2017	2016	% Change
	(Dollars in thousands)
Mortgage banking excl. MSR and MSR Hedge Market value	$ 7,643	$ 11,978	(36.2)%
MSR and MSR Hedge Market value adjustment	(1,509)	(4,092)	(63.1)
Credit card, debit card and merchant fees	9,565	9,495	0.7
Deposit service charges	9,706	11,018	(11.9)
Securities gains, net	23	86	(73.3)
Insurance commissions	31,126	28,803	8.1
Trust income*	3,679	3,493	5.3
Annuity fees *	264	465	(43.2)
Brokerage commissions and fees*	1,332	1,389	(4.1)
Bank-owned life insurance	1,710	1,813	(5.7)
Other miscellaneous income	4,591	4,078	12.6
Total noninterest revenue	$ 68,130	$ 68,526	(0.6)%
* Included in Wealth Management revenue on the Consolidated Statements of Income

	Six months ended
	June 30,
	2017	2016	% Change
	(Dollars in thousands)
Mortgage banking excl. MSR and MSR Hedge Market value	$ 15,699	$ 21,762	(27.9)%
MSR and MSR Hedge Market value adjustment	(575)	(12,046)	(95.2)
Credit card, debit card and merchant fees	18,468	18,456	0.1
Deposit service charges	19,395	22,032	(12.0)
Securities gains, net	1,094	88	NM
Insurance commissions	64,066	62,052	3.2
Trust income*	7,240	6,923	4.6
Annuity fees*	613	942	(34.9)
Brokerage commissions and fees*	2,596	2,591	0.2
Bank-owned life insurance	3,379	3,706	(8.8)
Other miscellaneous income	7,024	6,747	4.1
Total noninterest revenue	$ 138,999	$ 133,253	4.3%
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

In the course of conducting the Company’s mortgage banking activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first six months of 2017, eight mortgage loans were settled as a result of make whole requests with no mortgage loans repurchased as a result of underwriting and appraisal standard exceptions.  A loss of approximately $217,000 was recognized related to repurchased or make whole loans.  During the first six months of 2016, nine mortgage loans totaling approximately $651,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $59,000 was recognized related to repurchased or make whole loans.

At June 30, 2017, the Company had accrued $1.3 million for its estimate of losses from representation and warranty obligations.  The reserve was based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  Before beginning the foreclosure process, a mortgage loan foreclosure working group of the Bank reviews the identified delinquent loan.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.

Origination revenue, a component of mortgage banking, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $385.9 million and $462.6 million produced origination revenue of $5.8 million and $9.4 million for the quarters ended June 30, 2017 and 2016, respectively.  Mortgage loan origination volumes of $673.7 million and $778.0 million produced origination revenue of $10.9 million and  $15.8 million for the first six months ended June 30, 2017 and 2016, respectively.  The decrease in mortgage origination revenue for the second quarter and first six months ended June 30, 2017 compared to the second quarter and first six months ended June 30, 2016 is a result of the decrease in mortgage loan originations coupled with larger growth noticed in the held for sale pipeline during the second quarter of 2016 than the growth noticed in the held for sale pipeline in the second quarter of 2017.

Revenue from the servicing process, another component of mortgage banking, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $4.7 million for both the quarters ended June 30, 2017 and 2016.  For the six months ended June 30, 2017 and 2016, revenue from the servicing of loans was $9.5 million and $9.4 million, respectively.

Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is also impacted by principal payments, prepayments, chargeoffs and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments, chargeoffs and payoffs were $2.8 million and $2.1 million for the quarters ended June 30, 2017 and 2016, respectively.  Decreases in value from principal payments, prepayments, chargeoffs and payoffs were $4.7 million and $3.4 million for the first six months of June 30, 2017 and 2016, respectively.  The Company began piloting a hedge of the change in fair value of its MSRs during the fourth quarter of 2015.  At June 30, 2017, the Company had a hedge in place designed to cover approximately 6% of the MSR value. The Company is susceptible to fluctuations in their value in changing interest rate environments.   Reflecting this sensitivity to interest rates, the fair value of MSRs, including the MSR hedges decreased $1.5 million and decreased $4.1 million for the second quarters ended June 30, 2017 and 2016, respectively, and decreased approximately  $575,000 and $12.0 million for the first six months of 2017 and 2016, respectively.

	Three months ended
	June 30,
	2017	2016	% Change
	(Dollars in thousands)
Mortgage banking:
Origination	$ 5,771	$ 9,366	(38.4)%
Servicing	4,697	4,678	0.4
Payoffs/Paydowns	(2,825)	(2,066)	36.7
	7,643	11,978
Market value adjustment on MSR	(1,616)	(4,092)	(60.5)
Market value adjustment on MSR Hedge	107	-	100.0
Mortgage banking	$ 6,134	$ 7,886	(22.2)%

	(Dollars in millions)
Origination volume	$ 386	$ 463	(16.6)%

	Six months ended
	June 30,
	2017	2016
	(Dollars in thousands)
Mortgage banking:
Origination	$ 10,888	$ 15,786	(31.0)%
Servicing	9,512	9,422	1.0
Payoffs/Paydowns	(4,701)	(3,446)	36.4
	15,699	21,762
MSR market value adjustment	(707)	(12,046)	(94.1)
Market value adjustment on MSR Hedge	132	-	100.0
Mortgage banking	$ 15,124	$ 9,716	55.7%

	(Dollars in millions)
Origination volume	$ 674	$ 778	(13.4)%

Outstanding principal balance of mortgage loans serviced at period-end	$ 6,431	$ 6,154	4.5%

Credit card, debit card and merchant fees remained stable for the comparable three-month and six-month periods.  Deposit service charge revenue decreased 11.9% and 12.0% when comparing the three-month and six-month periods ended June 30, 2017 and 2016, respectively,  due to modifications made on the calculation and assessment of overdraft fees since June 30, 2016.

Net security gains of approximately $23,000 and $1.1 million for the three-month and six-month periods ended June 30, 2017, respectively, and net security gains of approximately $86,000 and $88,000 for the three-month and six-month periods ended June 30, 2016 were a result of sales and calls of available-for-sale securities.

Insurance commissions increased 8.1% and 3.2% for the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016 as a result of new policies and growth from existing customers coupled with the revenue contributed by the small insurance agencies acquired during the second quarter and fourth quarter of 2016.  Trust income increased 5.3% and 4.6% during the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016 as a result of increases in the value of assets under management or in custody, as revenue is earned on assets under management.  Annuity fees decreased 43.2% and 34.9% for the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016 as a result of less annuity sales during the second quarter and first six months of 2017.  Brokerage commissions and fees remained relatively stable decreasing approximately $57,000, or 4.1% for the comparable three-month period and increasing approximately $5,000, or 0.2%, for the comparable six month period. Bank-owned life insurance decreased 5.7% and 8.8% for the comparable three-month and six-month periods as a result of recording life insurance proceeds in 2016 with no proceeds recorded during the first six months of 2017.  Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items increased 12.6% and 4.1% for the comparable three-month and six-month periods ended June 30, 2017 and 2016, respectively, primarily as a result of income received upon the settlement of a lawsuit which was somewhat offset by decreases in miscellaneous other investment income.

 Noninterest Expense

The components of noninterest expense for the three months and six months ended June 30, 2017 and 2016 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	June 30,
	2017	2016	% Change
	(Dollars in thousands)
Salaries and employee benefits	$ 81,597	$ 80,675	1.1%
Occupancy, net	10,455	10,109	3.4
Equipment	3,438	3,295	4.3
Deposit insurance assessments	2,261	2,582	(12.4)
Advertising	1,037	1,043	(0.6)
Foreclosed property expense	960	1,309	(26.7)
Telecommunications	1,233	1,259	(2.1)
Public relations	654	599	9.2
Data processing	7,230	6,685	8.2
Computer software	2,913	2,732	6.6
Amortization of intangibles	1,010	869	16.2
Legal fees	1,330	1,754	(24.2)
Merger expense	-	1	100.0
Postage and shipping	1,080	985	9.6
Other miscellaneous expense	12,355	13,664	(9.6)
Total noninterest expense	$ 127,553	$ 127,561	(0.0)%

	Six months ended
	June 30,
	2017	2016	% Change
	(Dollars in thousands)
Salaries and employee benefits	$ 162,983	$ 162,354	0.4%
Occupancy, net of rental income	20,757	20,382	1.8
Equipment	7,006	7,060	(0.8)
Deposit insurance assessments	4,745	4,870	(2.6)
Regulatory settlement	-	10,277	(100.0)
Advertising	1,700	1,676	1.4
Foreclosed property expense	2,010	2,490	(19.3)
Telecommunications	2,380	2,554	(6.8)
Public relations	1,374	1,260	9.0
Data processing	13,853	13,076	5.9
Computer software	5,894	5,392	9.3
Amortization of intangibles	2,040	1,749	16.6
Legal fees	2,559	6,289	(59.3)
Merger expense	-	2	(100.0)
Postage and shipping	2,255	2,102	7.3
Other miscellaneous expense	25,106	27,540	(8.8)
Total noninterest expense	$ 254,662	$ 269,073	(5.4)%

Salaries and employee benefits,  occupancy and equipment expense remained relatively stable for the three months and six months ended June 30, 2017 compared to the same periods in 2016.  Deposit insurance assessments decreased 12.4% and 2.6% for the comparable three-month and six month periods as a result of movement evidenced in several variables utilized by the FDIC in calculating the deposit insurance assessment.    A pre-tax charge of $10.3 million was recorded during the first six months of 2016 related to a liability associated with ongoing regulatory matters. No similar charges were recorded in the first six months of 2017.

Foreclosed property expense decreased 26.7% and 19.3% for the comparable three months and six months ended June 30, 2017 and 2016, respectively.  The decrease for the comparable three month and six month periods  was a result of fewer writedowns of foreclosed property.  During the first six months of 2017, the Company added $4.2 million to OREO through foreclosures.  Sales of OREO in the first six months of 2017 were $3.4 million, resulting in a net loss of approximately $72,000.  The components of foreclosed property expense for the three months and six months ended June 30, 2017 and 2016 and the percentage change between periods are shown in the following tables:

	Three months ended
	June 30,
	2017	2016	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$ 68	$ 13	423.1%
Writedown of other real estate owned	262	874	(70.0)
Other foreclosed property expense	630	422	49.3
Total foreclosed property expense	$ 960	$ 1,309	(26.7)%

	Six months ended
	June 30,
	2017	2016	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$ 72	$ 259	(72.2)%
Writedown of other real estate owned	890	1,470	(39.5)
Other foreclosed property expense	1,048	761	37.7
Total foreclosed property expense	$ 2,010	$ 2,490	(19.3)%

While the Company experienced some fluctuations in various components of other noninterest expense, including telecommunications, public relations and computer software, the primary fluctuations included the decrease in legal fees and in other miscellaneous expense for the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016. The decrease in legal fees and other miscellaneous expense is a result of additional legal, consulting and compliance costs recorded during the first six months of 2016 related to ongoing regulatory matters more than offsetting legal, consulting and compliance costs recorded during the first six months of 2017.

Income Tax

The Company recorded income tax expense of $19.2 million and $38.4 million for the second quarter and first six months of 2017, respectively, compared to income tax expense of $16.6 million and $27.4 million for the second quarter and first six months of 2016, respectively.   The primary differences between the Company’s recorded expense for the second quarter and first six months of 2017 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income and other tax preference items.   Upon adoption of ASU 2016-09 regarding stock based compensation in the first quarter of 2017, the Company estimates, based on currently enacted tax rates, the change will result in an incremental effect on tax provision ranging from approximately $412,000 to approximately $840,000 of tax benefit.  The actual effects of adoption in 2017 will primarily depend upon the share price of the Company’ stock, which affects the probability of exercise of certain stock options and the magnitude of windfalls for all awards upon either vesting or exercise.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at June 30, 2017 were $13.7 billion, or 92.1% of total assets, compared with $13.5 billion, or 92.0% of total assets, at December 31, 2016.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 79.8% of average earning assets during the second quarter of 2017.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $11.0 billion and $10.8 billion at June 30, 2017 and December 31, 2016, respectively.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	June 30,		December 31,
	2017	2016	2016

	(In thousands)

Commercial and industrial	$ 1,569,154	$ 1,701,848	$ 1,615,608
Real estate
Consumer mortgages	2,776,213	2,549,989	2,643,966
Home equity	624,868	614,686	628,846
Agricultural	245,646	251,566	245,377
Commercial and industrial-owner occupied	1,795,321	1,644,618	1,764,265
Construction, acquisition and development	1,156,901	1,021,218	1,157,248
Commercial real estate	2,341,633	2,254,653	2,237,719
Credit cards	104,169	108,101	109,656
All other	423,903	457,868	432,827
Gross Loans Total (1)	11,037,808	10,604,547	10,835,512
Less: Unearned Income	19,268	28,569	23,521
Net Loans	$ 11,018,540	$ 10,575,978	$ 10,811,991
(1)	Gross loans and leases are net of deferred costs of $2.2 million, $1.6 million and approximately $282,000 at June 30, 2017 and 2016 and December 31, 2016, respectively.

The following table shows the Company’s loans and leases, net of unearned income by segment, class and geographical location as of June 30, 2017:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 141,372	$ 193,526	$ 194,235	$ 572,109	$ 91,371	$ 110,161	$ 207,777	$ 55,908	$ 1,566,459
Real estate
Consumer mortgages	374,392	322,148	239,660	867,821	93,572	305,685	539,131	33,804	2,776,213
Home equity	96,296	45,630	69,035	232,247	21,535	141,970	16,271	1,884	624,868
Agricultural	8,244	83,788	25,615	67,496	8,163	13,577	38,757	6	245,646
Commercial and industrial-owner occupied	210,072	195,859	212,839	718,767	46,545	157,145	254,094	-	1,795,321
Construction, acquisition and development	120,174	70,919	52,951	352,608	18,399	166,344	375,506	-	1,156,901
Commercial real estate	305,774	361,460	233,986	581,939	202,629	217,300	438,545	-	2,341,633
Credit cards	-	-	-	-	-	-	-	104,169	104,169
All other	51,849	40,196	24,271	215,870	3,411	21,951	43,433	6,349	407,330
Total	$ 1,308,173	$ 1,313,526	$ 1,052,592	$ 3,608,857	$ 485,625	$ 1,134,133	$ 1,913,514	$ 202,120	$ 11,018,540

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of June 30, 2017:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total
	(In thousands)
Commercial and industrial	$ 16,908	$ 506,833	$ 766,282	$ 276,436	$ 1,566,459
Real estate
Consumer mortgages	3,633	264,641	304,540	2,203,399	2,776,213
Home equity	1,940	76,799	322,273	223,856	624,868
Agricultural	2,981	39,744	46,966	155,955	245,646
Commercial and industrial-owner occupied	2,791	190,452	379,486	1,222,592	1,795,321
Construction, acquisition and development	4,706	593,564	283,077	275,554	1,156,901
Commercial real estate	2,716	248,241	606,601	1,484,075	2,341,633
Credit cards	-	104,169	-	-	104,169
All other	236	183,676	160,976	62,442	407,330
Total	$ 35,911	$ 2,208,119	$ 2,870,201	$ 5,904,309	$ 11,018,540

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production.  Commercial and industrial loans outstanding decreased 2.8% from December 31, 2016 to June 30, 2017.

Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 25 years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding increased 5.0% at June 30, 2017 compared to December 31, 2016.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding decreased by 0.6% at June 30, 2017 compared to December 31, 2016.

Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding increased by 0.1% from December 31, 2016 to June 30, 2017.

Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans increased 1.8% from December 31, 2016 to June 30, 2017.

Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. The Bank generally engages in construction and development lending only in local markets served by its branches. Construction, acquisition and development loans remained relatively stable from December 31, 2016 to June 30, 2017.

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

At June 30, 2017, the Company had $100.5 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $941,000 and $1.7 million recognized as interest income during the second quarter and first six months of 2017.  There were no construction, acquisition and development loans with interest reserves that were on non-accrual status at June 30, 2017.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.

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

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial real estate loans increased 4.6% from December 31, 2016 to June 30, 2017.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 5.0% from December 31, 2016 to June 30, 2017.

All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances, net of unearned income decreased 1.3% from December 31, 2016 to June 30, 2017.

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

	June 30,		December 31,
	2017	2016	2016
	(Dollars in thousands)
Non-accrual loans and leases	$ 63,585	$ 68,638	$ 71,812
Loans 90 days or more past due, still accruing	1,793	1,875	3,983
Restructured loans and leases, still accruing	6,303	9,687	26,047
Total NPLs	71,681	80,200	101,842

Other real estate owned	7,704	14,658	7,810
Total NPAs	$ 79,385	$ 94,858	$ 109,652

NPLs to net loans and leases	0.65%	0.76%	0.94%
NPAs to net loans and leases	0.72%	0.90%	1.01%

NPLs decreased 29.6% to $71.7 million at June 30, 2017 compared to $101.8 million at December 31, 2016 and decreased 10.6%  compared to $80.2 million at June 30, 2016.  Included in NPLs at June 30, 2017 were $28.3 million of loans that were impaired.  These impaired loans had a specific reserve of $1.9 million included in the allowance for credit losses of $121.6 million at June 30, 2017, and were net of $11.2 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2016 included $38.2 million of loans that were impaired.  These impaired loans had a specific reserve of $4.4 million included in the allowance for credit losses of $123.7 million at December 31, 2016.  NPLs at June 30, 2016 included $40.2 million of loans that were impaired.  These impaired loans had a specific reserve of $3.1 million included in the allowance for credit losses of $126.9 million at June 30, 2016.

Non-accrual loans at June 30, 2017 reflected a decrease of $8.2 million, or 11.5%, compared to December 31, 2016 and a decrease of $5.1 million, or 7.4%, compared to June 30, 2016.  While non-accrual loans decreased slightly in several loan categories when comparing June 30, 2017 to June 30, 2016, the primary decreases in non-accrual loans are recognized in the construction, acquisition and development and the commercial real estate portfolios.  Non-accrual loans related to the construction, acquisition and development real estate portfolio decreased $4.8 million, or 68.3%, to $2.2 million at June 30, 2017 compared to $7.0 million at December 31, 2016.  Non-accrual loans related to the commercial real estate portfolio decreased $7.0 million, or 52.1%, to $6.4 million at June 30, 2017 compared to $13.4 million at December 31, 2016.    The decreases in non-accrual loans related to the construction, acquisition and development and commercial real estate portfolios was a result of paydowns on existing non-accrual loans combined with the reclassification of non-accrual loans to accrual loans exceeding the addition of non-accrual loans.  The decrease in the construction, acquisition and development and commercial real estate portfolios was partially offset by the increase of $4.6 million, or 299.2%, in the agricultural real estate portfolio to $6.2 million at June 30, 2017 compared to approximately $1.5 million at December 31, 2016.

The Bank’s NPLs are primarily located in Arkansas, Mississippi and Texas as these markets represent $53.0 million, or 74.0% of total NPLs of $71.7 million at June 30, 2017.    The following table presents the NPLs by geographical location at June 30, 2017:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Alabama and Florida Panhandle	$ 1,308,173	$ -	$ 3,896	$ 30	$ 3,926	0.3%
Arkansas	1,313,526	115	8,053	2,352	10,520	0.8
Louisiana	1,052,592	-	6,092	783	6,875	0.7
Mississippi	3,608,857	831	32,423	1,617	34,871	1.0
Missouri	485,625	-	2,670	-	2,670	0.5
Tennessee	1,134,133	-	2,045	604	2,649	0.2
Texas	1,913,514	183	7,350	85	7,618	0.4
Other	202,120	664	1,056	832	2,552	1.3
Total	$ 11,018,540	$ 1,793	$ 63,585	$ 6,303	$ 71,681	0.7%

OREO decreased by approximately $106,000 to $7.7  million at June 30, 2017 compared to $7.8 million at December 31, 2016 and decreased by $7.0 million compared to $14.7 million at June 30, 2016.  OREO decreased as a result of sales of foreclosed properties exceeding new foreclosures. Writedowns were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.

The Company has processes in place to review credits upon renewal or modification to determine if concessions are being granted that meet the requirements set forth in FASB ASC 310.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $12.3 million and $40.9 million at June 30, 2017 and December 31, 2016, respectively.  Restructured loans of $6.0 million and  $14.8 million were included in the non-accrual loan category at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017,  the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at June 30, 2017:

	June 30, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
	(In thousands)
Commercial and industrial	$ 1,516,992	$ -	$ 41,604	$ 301	$ -	$ 7,562	$ 1,566,459
Real estate
Consumer mortgages	2,710,161	-	63,352	276	-	2,424	2,776,213
Home equity	613,216	-	10,802	-	-	850	624,868
Agricultural	225,504	8,157	6,740	-	-	5,245	245,646
Commercial and industrial-owner occupied	1,734,306	3,161	50,644	-	-	7,210	1,795,321
Construction, acquisition and development	1,136,104	6,253	14,298	-	-	246	1,156,901
Commercial real estate	2,299,529	-	37,214	169	-	4,721	2,341,633
Credit cards	104,169	-	-	-	-	-	104,169
All other	400,191	-	6,900	239	-	-	407,330
Total	$ 10,740,172	$ 17,571	$ 231,554	$ 985	$ -	$ 28,258	$ 11,018,540

 (1) Impaired loans are shown exclusive of $6.3 million of accruing TDRs and $3.4 million of non-accruing TDRs.

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At June 30, 2017, the Bank had $5.0 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at June 30, 2017:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total
	(In thousands)
Pass	$ 10,730,369	$ 6,745	$ 2,953	$ 105	$ 10,740,172
Special Mention	17,571	-	-	-	17,571
Substandard	191,117	12,781	7,002	20,654	231,554
Doubtful	490	-	301	194	985
Loss	-	-	-	-	-
Impaired	5,358	2,323	1,156	19,421	28,258
Total	$ 10,944,905	$ 21,849	$ 11,412	$ 40,374	$ 11,018,540

All loan grade categories increased at June 30, 2017 compared to December 31, 2016 with the exception of the Substandard and Impaired loan grade categories, which decreased $8.7 million, or 3.6%, and $10.0 million, or 26.1%, respectively, at June 30, 2017 compared to December 31, 2016.  Of the $231.6 million of Substandard loans and leases, 82.5% remained current as to scheduled repayment of principal and interest, with only 8.9% having outstanding balances that were 90 days or more past due at June 30, 2017.  Of the $28.3 million of Impaired loans and leases, 19.0% remained current as to scheduled repayment of principal and/or interest, with 68.7% having outstanding balances that were 90 days or more past due at June 30, 2017.

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

The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at June 30, 2017:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Commercial and industrial	$ 1,566,459	$ 227	$ 9,988	$ 990	$ 11,205	0.7%
Real estate
Consumer mortgages	2,776,213	1,048	24,690	739	26,477	1.0
Home equity	624,868	-	3,183	63	3,246	0.5
Agricultural	245,646	-	6,172	16	6,188	2.5
Commercial and industrial-owner occupied	1,795,321	-	10,215	3,072	13,287	0.7
Construction, acquisition and development	1,156,901	-	2,223	351	2,574	0.2
Commercial real estate	2,341,633	86	6,418	258	6,762	0.3
Credit cards	104,169	432	122	789	1,343	1.3
All other	407,330	-	574	25	599	0.1
Total	$ 11,018,540	$ 1,793	$ 63,585	$ 6,303	$ 71,681	0.7%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Available-for-sale securities were $2.4 billion and $2.5 billion at June 30, 2017 and December 31, 2016, respectively.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At June 30, 2017, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of June 30, 2017:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Available-for-sale Securities:	(Dollars in thousands)
Aaa	$ 2,105,120	87.3%	$ 2,100,780	86.8%
Aa1 to Aa3	116,668	4.8	123,096	5.1
A1 to A3	37,545	1.6	39,434	1.6
Not rated (1)	153,200	6.3	157,985	6.5
Total	$ 2,412,533	100.0%	$ 2,421,295	100.0%
(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $56.7 million and a market value of $59.6 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the second quarter of 2017 that indicated the necessity of an earlier goodwill impairment assessment.

In the current environment, forecasting cash flows, credit losses and growth, in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  If market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $300.8 million at both June 30, 2017 and December 31, 2016.

Other Real Estate Owned

OREO was $7.7 million and  $7.8 million at June 30, 2017 and December 31, 2016, respectively.  OREO at June 30, 2017 had aggregate loan balances at the time of foreclosure of $15.9 million.  OREO at December 31, 2016 had aggregate loan balances at the time of foreclosure of $12.5 million.  The following table presents the OREO by segment and class at the dates indicated:

	June 30,		December 31,
	2017	2016	2016
	(In thousands)
Commercial and industrial	$ -	$ 74	$ -
Real estate
Consumer mortgages	2,238	2,109	857
Home equity	39	654	39
Agricultural	22	25	22
Commercial and industrial-owner occupied	2,539	1,272	1,958
Construction, acquisition and development	2,668	8,051	3,746
Commercial real estate	166	2,312	1,128
All other	32	161	60
Total	$ 7,704	$ 14,658	$ 7,810

Because of the relatively high number of the Bank’s NPLs that have been determined to be collateral- dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.  While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the consumer mortgage and commercial and industrial-owner occupied real estate portfolios and the commercial and industrial portfolio at June 30, 2017 indicated that a majority of additions to OREO in the near-term might be from these categories.

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

The following table presents the Company’s noninterest bearing, interest bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	June 30,	December 31,
	2017	2016	% Change
	(Dollars in millions)
Noninterest bearing demand	$ 3,390	$ 3,251	4.3%
Interest bearing demand	5,096	5,034	1.2
Savings	1,630	1,562	4.4
Other time	1,822	1,841	(1.0)
Total deposits	$ 11,938	$ 11,688	2.1%

The 2.1% increase in deposits at June 30, 2017 compared to December 31, 2016 was primarily a result of the increase in noninterest bearing demand, interest bearing and savings deposits more than offsetting the decline in other time deposits.    The average maturity of time deposits at June 30, 2017 was 19.5 months, compared to 19.4 months at December 31, 2016.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreements to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  The Company had federal funds purchased and securities sold under agreements to repurchase of $464.8 million and $454.0 million at June 30, 2017 and December 31, 2016, respectively.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company had short-term borrowings from the FHLB of $300.0 million and $92.0 million at June 30, 2017 and December 31, 2016, respectively.  The Company also has access to the Federal Reserve discount window and other bank lines.

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

The Company had long-term borrowings from the FHLB of $230.0 million and $530.0 million at June 30, 2017 and December 31, 2016, respectively.   The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.9 billion in additional borrowing capacity under the existing FHLB borrowing agreement at June 30, 2017.

The Company had non-binding federal funds borrowing arrangements with other banks aggregating $790.0 million at June 30, 2017.  The unencumbered fair value of the Company’s federal government and government agencies securities portfolio may provide substantial additional liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk‑based capital guidelines established by the Federal Reserve.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Common equity Tier 1 capital generally consists of common stock (plus related additional paid in capital) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions. Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered “well capitalized” for the Company’s Common equity Tier 1 capital, Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill) are 6.5%, 8%, 10% and 5%, respectively.  The Company exceeded the required minimum levels for these ratios at  June 30, 2017 and December 31, 2016 as follows:

	June 30, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Common equity Tier 1 capital (to risk-weighted assets)	$ 1,434,469	11.90%	$ 1,467,979	12.23%
Tier 1 capital (to risk-weighted assets)	1,434,469	11.90	1,480,867	12.34
Total capital (to risk-weighted assets)	1,556,176	12.91	1,605,257	13.38
Tier 1 leverage capital (to average assets)	1,434,469	9.93	1,480,867	10.32

The FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically under capitalized.”  For a bank to be classified as “well capitalized,” the common equity Tier 1 capital, Tier 1 capital, total capital and leverage capital ratios must be at least 6.5%, 8%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at June 30, 2017 and December 31, 2016 as follows:

	June 30, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Common equity Tier 1 capital (to risk-weighted assets)	$ 1,281,065	10.64%	$ 1,311,542	10.94%
Tier 1 capital (to risk-weighted assets)	1,281,065	10.64	1,311,542	10.94
Total capital (to risk-weighted assets)	1,402,772	11.65	1,435,932	11.97
Tier 1 leverage capital (to average assets)	1,281,065	8.88	1,311,542	9.17

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

On January 27, 2016, the Company announced a new stock repurchase program whereby the Company may acquire up to an aggregate of 7,000,000 shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between January 27, 2016 through December 29, 2017. The extent and timing of any repurchases depends on market conditions and other corporate, legal and regulatory considerations. Repurchased shares are held as authorized but unissued shares. These authorized but unissued shares are available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. At June 30, 2017,  3,983,385 shares had been repurchased under this program.

The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation.  The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp.  The Company redeemed $8.2 million of the Junior Subordinated Debt Securities and $8.0 million of the related trust preferred securities assumed in the City Bancorp merger at par on January 8, 2014. The Company redeemed the remaining $10.3 million in Junior Subordinated Debt Securities and the related $10.0 million in trust preferred securities assumed in the City Bancorp merger at par on December 14, 2016.  On January 9, 2017, the remaining $12.9 million in Junior Subordinated Debt securities and the related $12.5 million in trust preferred securities assumed in the Business Holding Corporation and American State Bank Corporation mergers were redeemed.  At June 30, 2017, there were no additional Junior Subordinated Debt securities outstanding.

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-related expense of $2.9 million accrued as of June 30, 2017, which excludes amounts reserved for regulatory settlement expenses discussed below, is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular fiscal period or periods.

On July 31, 2014 the Company, its Chief Executive Officer and former Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint was subsequently amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and regarding the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the District Court granted in part and denied in part the defendants’ motion to dismiss, holding that the statements concerning the Company’s expectations about the closing of the mergers were “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, were protected by the safe harbor provision of the Private Securities Litigation Reform Act of 1995, and thus were not actionable.  Class certification was granted by the District Court on April 21, 2016, and a petition for immediate appeal of the class certification order was filed and was granted.  The U.S. Sixth Circuit Court of Appeals vacated the class certification order and remanded the case to the District Court for further proceedings.  On June 26, 2017 the District Court issued a Memorandum Opinion and signed an Order granting class certification.  On July 10, 2017 the defendants again filed a Petition for Permission to Appeal Pursuant to Rule of Civil Procedure 23(f) in the U.S. Sixth Circuit Court of Appeals.  The plaintiff seeks an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the District Court may deem just and proper.  At this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company as it is uncertain whether the second class certification order will withstand review and the exact amount of damages is uncertain.  Although it is not possible to predict the ultimate resolution or financial liability with respect to the litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES

During the three months ended June 30, 2017, there was no material change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended June 30, 2017, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-

related expense of $2.9 million accrued as of June 30, 2017, which excludes amounts reserved for regulatory settlement expenses discussed below, is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular fiscal period or periods.

On July 31, 2014 the Company, its Chief Executive Officer and former Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint was subsequently amended to add the former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and regarding the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the District Court granted in part and denied in part the defendants’ motion to dismiss, holding that the statements concerning the Company’s expectations about the closing of the mergers were “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, were protected by the safe harbor provision of the Private Securities Litigation Reform Act of 1995, and thus were not actionable.  Class certification was granted by the District Court on April 21, 2016, and a petition for immediate appeal of the class certification order was filed and was granted.  The U.S. Sixth Circuit Court of Appeals vacated the class certification order and remanded the case to the District Court for further proceedings.  On June 26, 2017 the District Court issued a Memorandum Opinion and signed an Order granting class certification.  On July 10, 2017 the defendants again filed a Petition for Permission to Appeal Pursuant to Rule of Civil Procedure 23(f) in the U.S. Sixth Circuit Court of Appeals.  The plaintiff seeks an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the District Court may deem just and proper.  At this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company as it is uncertain whether the second class certification order will withstand review and the exact amount of damages is uncertain.  Although it is not possible to predict the ultimate resolution or financial liability with respect to the litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased (1)	Paid per Share	or Programs (1)	or Programs (1)
April 1-April 30	1,037,354	$ 29.89	1,037,354	3,360,895
May 1-May 31	291,497	28.91	291,497	3,069,398
June 1-June 30	52,783	28.92	52,783	3,016,615

Total	1,381,634

(1) On December 11, 2014, the Company announced a stock repurchase program pursuant to which the  Company could purchase up to 5.8 million shares of its common stock during the period between December 11, 2014 and November 30, 2016.   On January 27, 2016, the Company announced the termination of this stock repurchase program, under which the Company had repurchased 2,882,000 shares of common stock, and the initiation of a new stock repurchase program pursuant to which the Company may purchase up to 7 million shares of its common stock during the period between January 27, 2016 and December 29, 2017.  On July 25, 2016, the Company adopted a Rule 10b5-1 plan in connection with this stock repurchase program.  During the second quarter of 2017, 1,381,634 shares were repurchased under the current stock repurchase program.

ITEM 5. OTHER INFORMATION

Restructuring and Plan of Reorganization

On July 26, 2017, the Company, as part of a plan to affect a corporate entity restructuring, entered into an Agreement and Plan of Reorganization (the “Plan of Reorganization”) whereby the Company, subject to regulatory approval, will be merged with and into the Bank with the Bank continuing as the surviving entity following the restructuring (the “Restructuring”).  For information regarding the Restructuring and the corresponding Plan of Reorganization, see the Current Report on Form 8-K that was filed with the SEC on July 27, 2017 which is incorporated herein by reference.

In addition, on August 3, 2017, the Company rescinded its prior declaration to be considered a “financial holding company” under the Bank Holding Company Act, as amended.  Until such time as the Restructuring is completed, the Company will, however, continue to be subject to regulation and supervision by the Board of Governors of the Federal Reserve System because the Company continues to be a “bank holding company” under the Bank Holding Company Act of 1956, as amended.

ITEM 6.  EXHIBITS

(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (1)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (2)
	(c)	Amendment No. 2 to Agreement and Plan of Merger, dated June 30, 2015, by and between BancorpSouth, Inc. and Central Community Corporation. (3)
	(d)	Amendment No. 3 to Agreement and Plan of Reorganization, dated October 13, 2016, by and between BancorpSouth, Inc. and Central Community Corporation. (4)
	(e)	Agreement and Plan of Reorganization, dated July 26, 2017, by and between BancorpSouth, Inc. and BancorpSouth Bank. (5)
(3)	(a)	Amended and Restated Articles of Incorporation. (6)
	(b)	Amended and Restated Bylaws. (6)
(4)		Specimen Common Stock Certificate. *
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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of June 30 2017 and 2016, and December 31, 2016, (ii) the Consolidated Statements of Income for the three-month and six month periods ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three-month and six month periods ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the six-month period ended June 30, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

____________________________
(1)		Filed as Annex A to the Company's registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233) and incorporated by reference thereto.
(2)		Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.
(3)		Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 2016 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 27, 2017 (file number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on July 27, 2016 (file number 1-12991) and incorporated by reference thereto.
(6)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on April 27, 2016 (file-number 1-12991 and incorporated by reference thereto.
(7)	Filed as Annex A to the Company's registration statement on Form S-4 filed on February 12, 2014 (file number 333-193912) and incorporated by reference hereto.
(8)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference hereto.
(9)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference hereto.
(10)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 14, 2016 (file number 1-12991) and incorporated by reference hereto.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.
(Registrant)

DATE: August 7, 2017	/s/ John G. Copeland
John G. Copeland
Senior Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (1)
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation. (2)
	(c)	Amendment No. 2 to Agreement and Plan of Merger, dated June 30, 2015, by and between BancorpSouth, Inc. and Central Community Corporation. (3)
	(d)	Amendment No. 3 to Agreement and Plan of Reorganization, dated October 13, 2016, by and between BancorpSouth, Inc. and Central Community Corporation. (4)
	(e)	Agreement and Plan of Reorganization, dated July 26, 2017, by and between BancorpSouth, Inc. and BancorpSouth Bank. (5)
(3)	(a)	Amended and Restated Articles of Incorporation. (6)
	(b)	Amended and Restated Bylaws. (5)
(4)		Specimen Common Stock Certificate. *
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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of June 30 2017 and 2016, and December 31, 2016, (ii) the Consolidated Statements of Income for the three-month and six month periods ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three-month and six month periods ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the six-month period ended June 30, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

____________________________
(1)		Filed as Annex A to the Company's registration statement on Form S-4 filed on February 28, 2014 (file number 333-194233) and incorporated by reference thereto.
(2)		Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 2016 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 27, 2017 (file number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on July 27, 2016 (file number 1-12991) and incorporated by reference thereto.
(6)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on April 27, 2016 (file-number 1-12991 and incorporated by reference thereto.
(7)	Filed as Annex A to the Company's registration statement on Form S-4 filed on February 12, 2014 (file number 333-193912) and incorporated by reference hereto.
(8)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 24, 2014 (file number 1-12991) and incorporated by reference hereto.
(9)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 1, 2015 (file number 1-12991) and incorporated by reference hereto.
(10)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 14, 2016 (file number 1-12991) and incorporated by reference hereto.
*	Filed herewith.
**	Furnished herewith.