Form 10-Q
period 2017-09-30
BANCORPSOUTH INC
filed 2017-11-08
CIK 701853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________

FORM 10-Q

___________________________

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________    to    ________________

Certificate No. 001-12991

___________________________

BANCORPSOUTH, INC.

(Exact name of registrant as specified in its charter)

___________________________

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of November 1, 2017, the registrant had outstanding 90,329,772 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

TABLE OF CONTENTS

PART I.	Financial Information		Page
	ITEM 1.	Financial Statements
		Consolidated Balance Sheets September 30, 2017 and 2016 (Unaudited) and December 31, 2016	3
		Consolidated Statements of Income (Unaudited)
		Three Months and Nine Months ended September 30, 2017 and 2016	4
		Consolidated Statements of Comprehensive Income (Unaudited)
		Three Months and Nine Months ended September 30, 2017 and 2016	5
		Consolidated Statements of Cash Flows (Unaudited)
		Nine Months ended September 30, 2017 and 2016	6
		Notes to Consolidated Financial Statements (Unaudited)	8
	ITEM 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	46
	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	80
	ITEM 4.	Controls and Procedures	80

PART II.	Other Information
	ITEM 1.	Legal Proceedings	81
	ITEM 1A.	Risk Factors	82
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83
	ITEM 6.	Exhibits	84

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
	2017	2016	2016
	(Unaudited)	(1)	(Unaudited)
	(In thousands)
ASSETS
Cash and due from banks	$ 167,871	$ 184,152	$ 172,782
Interest bearing deposits with other banks	52,316	38,813	151,944
Available-for-sale securities, at fair value	2,359,967	2,531,676	2,468,199
Loans and leases	11,073,306	10,835,512	10,685,166
Less: Unearned income	17,797	23,521	26,405
Allowance for credit losses	119,496	123,736	125,887
Net loans and leases	10,936,013	10,688,255	10,532,874
Loans held for sale, at fair value	138,353	166,927	204,441
Premises and equipment, net	311,530	305,561	305,245
Accrued interest receivable	44,454	42,005	41,583
Goodwill	300,798	300,798	294,901
Other identifiable intangibles	18,860	21,894	19,908
Bank-owned life insurance	259,361	258,648	257,015
Other real estate owned	5,956	7,810	11,391
Other assets	164,915	177,849	151,200
TOTAL ASSETS	$ 14,760,394	$ 14,724,388	$ 14,611,483
LIABILITIES
Deposits:
Demand: Noninterest bearing	$ 3,414,397	$ 3,250,537	$ 3,308,361
Interest bearing	4,925,127	5,034,470	4,877,482
Savings	1,638,033	1,561,819	1,533,401
Other time	1,798,431	1,841,315	1,870,815
Total deposits	11,775,988	11,688,141	11,590,059
Securities sold under agreement to repurchase	421,044	454,002	468,969
Federal funds purchased and other short-term borrowings	625,000	92,000	-
Accrued interest payable	4,826	3,975	4,107
Junior subordinated debt securities	-	12,888	23,198
Long-term debt	30,000	530,000	563,495
Other liabilities	203,034	219,499	237,551
TOTAL LIABILITIES	13,059,892	13,000,505	12,887,379
SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 90,329,896
93,696,687 and 94,074,740 shares, respectively	225,825	234,242	235,187
Capital surplus	175,837	271,292	278,973
Accumulated other comprehensive loss	(50,203)	(50,937)	(33,549)
Retained earnings	1,349,043	1,269,286	1,243,493
TOTAL SHAREHOLDERS' EQUITY	1,700,502	1,723,883	1,724,104
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 14,760,394	$ 14,724,388	$ 14,611,483

(1)  Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
INTEREST REVENUE:
Loans and leases	$ 119,599	$ 111,605	$ 346,383	$ 328,488
Deposits with other banks	214	409	955	901
Available-for-sale securities:
Taxable	7,378	6,189	22,237	18,086
Tax-exempt	2,514	2,898	7,657	8,854
Loans held for sale	1,229	1,239	3,483	3,406
Total interest revenue	130,934	122,340	380,715	359,735

INTEREST EXPENSE:
Deposits:
Interest bearing demand	3,482	2,361	9,472	6,732
Savings	494	462	1,449	1,356
Other time	3,819	3,661	11,126	10,451
Federal funds purchased and securities
sold under agreement to repurchase	754	173	1,585	472
Short-term and long-term debt	1,824	902	4,422	2,097
Junior subordinated debt	-	190	9	560
Other	-	1	2	2
Total interest expense	10,373	7,750	28,065	21,670
Net interest revenue	120,561	114,590	352,650	338,065
Provision for credit losses	500	-	2,500	3,000
Net interest revenue, after provision for
credit losses	120,061	114,590	350,150	335,065

NONINTEREST REVENUE:
Mortgage banking	6,909	11,087	22,033	20,803
Credit card, debit card and merchant fees	9,346	9,292	27,814	27,748
Deposit service charges	10,388	11,313	29,783	33,345
Security gains, net	5	1	1,099	89
Insurance commissions	28,616	28,194	92,682	90,246
Wealth management	5,386	5,312	15,835	15,768
Other	5,310	4,474	15,713	14,927
Total noninterest revenue	65,960	69,673	204,959	202,926

NONINTEREST EXPENSE:
Salaries and employee benefits	81,415	80,884	244,398	243,238
Occupancy, net of rental income	10,343	10,412	31,100	30,794
Equipment	3,352	3,423	10,358	10,483
Deposit insurance assessments	2,499	3,227	7,244	8,097
Regulatory settlement	-	-	-	10,277
Other	29,294	30,371	88,465	94,501
Total noninterest expense	126,903	128,317	381,565	397,390
Income before income taxes	59,118	55,946	173,544	140,601
Income tax expense	19,590	18,129	58,034	45,543
Net income	$ 39,528	$ 37,817	$ 115,510	$ 95,058

Earnings per share: Basic	$ 0.43	$ 0.40	$ 1.26	$ 1.01
Diluted	$ 0.43	$ 0.40	$ 1.25	$ 1.00
				$ 1.00
Dividends declared per common share	$ 0.14	$ 0.13	$ 0.39	$ 0.33

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

	(In thousands)
Net income	$ 39,528	$ 37,817	$ 115,510	$ 95,058
Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on securities	(1,289)	(6,895)	(2,107)	5,477
Pension and other postretirement benefits	947	933	2,841	2,799
Other comprehensive (loss) income, net of tax	(342)	(5,962)	734	8,276
Comprehensive income	$ 39,186	$ 31,855	$ 116,244	$ 103,334

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
	September 30,
	2017	2016
	(In thousands)
Operating Activities:
Net income	$ 115,510	$ 95,058
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	2,500	3,000
Depreciation and amortization	19,581	19,023
Amortization of intangibles	3,034	2,672
Amortization of debt securities premium and discount, net	5,345	7,751
Share-based compensation expense	6,987	6,856
Security gains, net	(1,099)	(89)
Net deferred loan origination expense	(5,141)	(5,059)
Increase in interest receivable	(2,449)	(682)
Increase in interest payable	851	1,036
Realized gain on mortgages sold, net	(37,017)	(40,209)
Proceeds from mortgages sold	1,080,551	1,249,605
Origination of mortgages held for sale	(1,016,090)	(1,256,131)
Loss on other real estate owned, net	1,125	2,254
Increase in bank-owned life insurance	(6,079)	(5,481)
Other, net	7,338	15,465
Net cash provided by operating activities	174,947	95,069
Investing activities:
Proceeds from calls and maturities of available-for-sale securities	425,719	315,221
Proceeds from sales of available-for-sale securities	1,071	15
Purchases of available-for-sale securities	(266,808)	(690,820)
Net increase in loans and leases	(250,290)	(293,761)
Purchases of premises and equipment	(27,050)	(17,637)
Proceeds from sale of premises and equipment	288	1,362
Proceeds from death benefits from COLI	5,366	-
Acquisition of Insurance agency	-	(3,716)
Proceeds from sale of other real estate owned	5,899	10,352
Other, net	(356)	(87)
Net cash used in investing activities	(106,161)	(679,071)
Financing activities:
Net increase in deposits	87,847	258,898
Net increase in short-term debt and other liabilities	42	1,023
Advances of long-term debt	-	500,000
Repayment of long-term debt	-	(6,280)
Redemption of junior subordinated debt	(12,888)	-
Issuance of common stock	880	1,879
Repurchase of common stock	(111,739)	(14,162)
Payment of cash dividends	(35,706)	(30,599)
Net cash (used in) provided by financing activities	(71,564)	710,759

(Decrease) increase in cash and cash equivalents	(2,778)	126,757
Cash and cash equivalents at beginning of period	222,965	197,969
Cash and cash equivalents at end of period	$ 220,187	$ 324,726

See accompanying notes to consolidated financial statements

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2017	2016
Supplemental Cash Flow Information	(In thousands)
Cash paid during the period for:
Income tax payments, net	$61,368	$36,897
Interest paid	27,408	20,634
Non-cash Activities:
Transfers of loans to other real estate owned	5,173	9,266
MSR fair value adjustment	(671)	(10,233)
Financed sales of other real estate owned	1,442	673
Transfers of loans held for sale to loan portfolio	642	-
Transfers of long-term debt to short-term debt	500,000	-
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month and nine-month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.  Certain 2016 amounts have been reclassified to conform with the 2017 presentation.

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

	September 30,		December 31,
	2017	2016	2016

	(In thousands)

Commercial and industrial	$ 1,508,794	$ 1,619,668	$ 1,615,608
Real estate
Consumer mortgages	2,826,333	2,611,387	2,643,966
Home equity	626,961	622,566	628,846
Agricultural	247,211	242,171	245,377
Commercial and industrial-owner occupied	1,835,430	1,668,477	1,764,265
Construction, acquisition and development	1,175,979	1,121,386	1,157,248
Commercial real estate	2,336,219	2,240,717	2,237,719
Credit cards	104,613	107,447	109,656
All other	411,766	451,347	432,827
Gross Loans Total (1)	11,073,306	10,685,166	10,835,512
Less: Unearned Income	17,797	26,405	23,521
Net Loans	$ 11,055,509	$ 10,658,761	$ 10,811,991

(1)	Gross loans and leases are net of deferred costs of $3.5 million, $2.2 million and approximately $282,000 at September 30, 2017 and 2016 and December 31, 2016, respectively.

The following table shows the Company’s loans and leases, net of unearned income, as of September 30, 2017 by segment, class and geographical location:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 136,368	$ 195,461	$ 193,882	$ 551,391	$ 70,856	$ 108,389	$ 200,118	$ 49,887	$ 1,506,352
Real estate
Consumer mortgages	379,388	327,113	233,715	879,524	92,807	316,209	543,855	53,722	2,826,333
Home equity	96,418	47,361	70,916	230,493	21,531	139,521	19,348	1,373	626,961
Agricultural	8,298	83,830	25,290	66,829	7,205	13,019	42,722	18	247,211
Commercial and industrial-owner occupied	210,503	203,249	223,947	710,693	46,384	154,354	286,300	-	1,835,430
Construction, acquisition and development	126,581	75,400	57,445	355,559	20,391	164,014	376,589	-	1,175,979
Commercial real estate	300,226	357,712	236,589	574,667	209,097	212,296	445,632	-	2,336,219
Credit cards	-	-	-	-	-	-	-	104,613	104,613
All other	52,154	40,023	22,141	210,898	2,969	22,066	39,332	6,828	396,411
Total	$ 1,309,936	$ 1,330,149	$ 1,063,925	$ 3,580,054	$ 471,240	$ 1,129,868	$ 1,953,896	$ 216,441	$ 11,055,509

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

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at September 30, 2017 and December 31, 2016:

	September 30, 2017
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$ 2,704	$ 2,083	$ 7,091	$ 11,878	$ 1,494,474	$ 1,506,352	$ 115
Real estate
Consumer mortgages	15,221	6,328	13,620	35,169	2,791,164	2,826,333	1,240
Home equity	1,380	681	1,479	3,540	623,421	626,961	-
Agricultural	1,737	27	4,793	6,557	240,654	247,211	34
Commercial and industrial-owner occupied	3,294	2,083	4,134	9,511	1,825,919	1,835,430	-
Construction, acquisition and development	4,441	100	1,583	6,124	1,169,855	1,175,979	-
Commercial real estate	632	607	2,478	3,717	2,332,502	2,336,219	-
Credit cards	427	329	492	1,248	103,365	104,613	466
All other	479	273	250	1,002	395,409	396,411	-
Total	$ 30,315	$ 12,511	$ 35,920	$ 78,746	$ 10,976,763	$ 11,055,509	$ 1,855

	December 31, 2016
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$ 3,231	$ 1,610	$ 9,152	$ 13,993	$ 1,598,302	$ 1,612,295	$ 58
Real estate
Consumer mortgages	12,393	6,785	15,054	34,232	2,609,734	2,643,966	3,439
Home equity	2,771	670	2,959	6,400	622,446	628,846	-
Agricultural	969	354	247	1,570	243,807	245,377	-
Commercial and industrial-owner occupied	2,551	530	4,342	7,423	1,756,842	1,764,265	-
Construction, acquisition and development	2,101	440	1,443	3,984	1,153,264	1,157,248	14
Commercial real estate	312	933	11,211	12,456	2,225,263	2,237,719	-
Credit cards	466	297	501	1,264	108,392	109,656	472
All other	550	148	230	928	411,691	412,619	-
Total	$ 25,344	$ 11,767	$ 45,139	$ 82,250	$ 10,729,741	$ 10,811,991	$ 3,983

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at September 30, 2017 and December 31, 2016:

	September 30, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
	(In thousands)
Commercial and industrial	$ 1,449,512	$ 762	$ 50,633	$ 290	$ 146	$ 5,009	$ 1,506,352
Real estate
Consumer mortgages	2,768,161	-	55,836	272	-	2,064	2,826,333
Home equity	617,463	-	8,731	-	-	767	626,961
Agricultural	234,563	-	7,372	-	-	5,276	247,211
Commercial and industrial-owner occupied	1,766,055	2,920	62,232	-	-	4,223	1,835,430
Construction, acquisition and development	1,159,359	3,718	12,902	-	-	-	1,175,979
Commercial real estate	2,293,845	-	39,805	177	-	2,392	2,336,219
Credit cards	104,613	-	-	-	-	-	104,613
All other	392,100	-	4,211	100	-	-	396,411
Total	$ 10,785,671	$ 7,400	$ 241,722	$ 839	$ 146	$ 19,731	$ 11,055,509

(1) Impaired loans are shown exclusive of $7.4 million of accruing troubled debt restructurings (“TDRs”) and $3.3 million of non-accruing TDRs.

	December 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
	(In thousands)
Commercial and industrial	$ 1,562,263	$ -	$ 41,618	$ 100	$ -	$ 8,314	$ 1,612,295
Real estate
Consumer mortgages	2,579,905	522	61,602	282	-	1,655	2,643,966
Home equity	616,758	-	11,231	-	-	857	628,846
Agricultural	233,939	-	10,577	-	-	861	245,377
Commercial and industrial-owner occupied	1,705,266	3,668	47,010	-	-	8,321	1,764,265
Construction, acquisition and development	1,135,618	-	15,697	-	-	5,933	1,157,248
Commercial real estate	2,179,318	634	45,471	-	-	12,296	2,237,719
Credit cards	109,656	-	-	-	-	-	109,656
All other	405,611	-	7,008	-	-	-	412,619
Total	$ 10,528,334	$ 4,824	$ 240,214	$ 382	$ -	$ 38,237	$ 10,811,991

(1) Impaired loans are shown exclusive of $26.0 million of accruing TDRs and $2.2 million of non-accruing TDRs.

The following tables provide details regarding impaired loans and leases, net of unearned income, which exclude accruing TDRs, by segment and class as of and for the three months and nine months ended September 30, 2017 and as of and for the year ended December 31, 2016:

	September 30, 2017
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Nine months	Three months	Nine months
	Investment	Balance of	Allowance	ended	ended	ended	ended
	in Impaired	Impaired	for Credit	September 30,	September 30,	September 30,	September 30,
	Loans (1)	Loans	Losses	2017	2017	2017	2017
	(In thousands)
With no related allowance:
Commercial and industrial	$ 4,460	$ 11,545	$ -	$ 5,356	$ 6,010	$ -	$ 28
Real estate:
Consumer mortgages	2,064	2,573	-	1,296	1,325	-	3
Home equity	767	1,510	-	514	483	1	4
Agricultural	5,276	5,909	-	5,262	3,780	-	10
Commercial and industrial-owner occupied	4,223	6,156	-	5,718	6,700	40	148
Construction, acquisition and development	-	-	-	88	1,061	-	1
Commercial real estate	1,759	1,809	-	2,663	2,529	10	15
All other	-	-	-	-	-	-	-
Total	$ 18,549	$ 29,502	$ -	$ 20,897	$ 21,888	$ 51	$ 209

With an allowance:
Commercial and industrial	$ 549	$ 549	$ 528	$ 1,281	$ 2,978	$ -	$ 2
Real estate:
Consumer mortgages	-	-	-	997	531	-	-
Home equity	-	-	-	294	353	-	-
Agricultural	-	-	-	-	-	-	-
Commercial and industrial-owner occupied	-	-	-	-	1,685	-	5
Construction, acquisition and development	-	-	-	-	155	-	-
Commercial real estate	633	633	53	899	4,348	10	20
All other	-	-	-	-	-	-	-
Total	$ 1,182	$ 1,182	$ 581	$ 3,471	$ 10,050	$ 10	$ 27

Total:
Commercial and industrial	$ 5,009	$ 12,094	$ 528	$ 6,637	$ 8,988	$ -	$ 30
Real estate:
Consumer mortgages	2,064	2,573	-	2,293	1,856	-	3
Home equity	767	1,510	-	808	836	1	4
Agricultural	5,276	5,909	-	5,262	3,780	-	10
Commercial and industrial-owner occupied	4,223	6,156	-	5,718	8,385	40	153
Construction, acquisition and development	-	-	-	88	1,216	-	1
Commercial real estate	2,392	2,442	53	3,562	6,877	20	35
All other	-	-	-	-	-	-	-
Total	$ 19,731	$ 30,684	$ 581	$ 24,368	$ 31,938	$ 61	$ 236

(1)	Excludes $3.3 million of non-accruing TDRs and $7.4 million of accruing TDRs.

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans (1)	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 6,222	$ 11,856	$ -	$ 6,394	$ 72
Real estate:
Consumer mortgages	1,655	2,305	-	1,851	22
Home equity	857	1,600	-	1,176	9
Agricultural	861	919	-	440	8
Commercial and industrial-owner occupied	8,321	9,520	-	10,314	355
Construction, acquisition and development	4,803	4,803	-	5,379	4
Commercial real estate	2,646	2,646	-	4,391	94
All other	-	-	-	-	-
Total	$ 25,365	$ 33,649	$ -	$ 29,945	$ 564
With an allowance:
Commercial and industrial	$ 2,092	$ 2,092	$ 1,837	$ 1,190	$ 20
Real estate:
Consumer mortgages	-	-	-	431	-
Home equity	-	-	-	367	1
Agricultural	-	-	-	352	-
Commercial and industrial-owner occupied	-	-	-	741	-
Construction, acquisition and development	1,130	1,130	35	739	10
Commercial real estate	9,650	9,650	2,481	9,868	203
All other	-	-	-	-	-
Total	$ 12,872	$ 12,872	$ 4,353	$ 13,688	$ 234
Total:
Commercial and industrial	$ 8,314	$ 13,948	$ 1,837	$ 7,584	$ 92
Real estate:
Consumer mortgages	1,655	2,305	-	2,282	22
Home equity	857	1,600	-	1,543	10
Agricultural	861	919	-	792	8
Commercial and industrial-owner occupied	8,321	9,520	-	11,055	355
Construction, acquisition and development	5,933	5,933	35	6,118	14
Commercial real estate	12,296	12,296	2,481	14,259	297
All other	-	-	-	-	-
Total	$ 38,237	$ 46,521	$ 4,353	$ 43,633	$ 798
(1)	Excludes $2.2 million of non-accruing TDRs and $26.0 million of accruing TDRs.

The following tables provide details regarding impaired loans and leases, net of unearned income, which include accruing TDRs, by segment and class as of and for the three months and nine months ended September 30, 2017 and as of and for the year ended December 31, 2016:

	September 30, 2017
	Recorded	Unpaid Principal		Average Recorded Investment		Interest Income Recognized
	Investment	Balance of	Related	Three months	Nine months	Three months	Nine months
	in Impaired	Impaired Loans,	Allowance	ended	ended	ended	ended
	Loans, including	including	for Credit	September 30,	September 30,	September 30,	September 30,
	Accruing TDRs	Accruing TDRs	Losses	2017	2017	2017	2017
	(In thousands)
With no related allowance:
Commercial and industrial	$ 4,460	$ 11,545	$ -	$ 5,356	$ 6,010	$ -	$ 28
Real estate:
Consumer mortgages	2,064	2,573	-	1,296	1,325	-	3
Home equity	767	1,510	-	514	483	1	4
Agricultural	5,276	5,909	-	5,262	3,780	-	10
Commercial and industrial-owner occupied	4,223	6,156	-	5,718	6,700	40	148
Construction, acquisition and development	-	-	-	88	1,061	-	1
Commercial real estate	1,759	1,809	-	2,663	2,529	10	15
All other	-	-	-	-	-	-	-
Total	$ 18,549	$ 29,502	$ -	$ 20,897	$ 21,888	$ 51	$ 209
With an allowance:
Commercial and industrial	$ 1,684	$ 1,778	$ 779	$ 2,327	$ 4,804	$ 11	$ 30
Real estate:
Consumer mortgages	1,743	2,097	313	2,684	2,432	11	38
Home equity	139	139	16	436	466	2	3
Agricultural	116	127	11	302	248	-	1
Commercial and industrial-owner occupied	4,558	4,984	198	4,009	5,735	39	120
Construction, acquisition and development	568	670	121	646	584	1	7
Commercial real estate	1,671	1,671	129	1,495	6,023	18	59
Credit card	888	888	61	864	856	86	254
All other	472	472	67	475	1,133	5	27
Total	$ 11,839	$ 12,826	$ 1,695	$ 13,238	$ 22,281	$ 173	$ 539
Total:
Commercial and industrial	$ 6,144	$ 13,323	$ 779	$ 7,683	$ 10,814	$ 11	$ 58
Real estate:
Consumer mortgages	3,807	4,670	313	3,980	3,757	11	41
Home equity	906	1,649	16	950	949	3	7
Agricultural	5,392	6,036	11	5,564	4,028	-	11
Commercial and industrial-owner occupied	8,781	11,140	198	9,727	12,435	79	268
Construction, acquisition and development	568	670	121	734	1,645	1	8
Commercial real estate	3,430	3,480	129	4,158	8,552	28	74
Credit card	888	888	61	864	856	86	254
All other	472	472	67	475	1,133	5	27
Total	$ 30,388	$ 42,328	$ 1,695	$ 34,135	$ 44,169	$ 224	$ 748

	December 31, 2016
	Recorded	Unpaid Principal
	Investment	Balance of	Related
	in Impaired	Impaired Loans,	Allowance	Average	Interest
	Loans, including	including	for Credit	Recorded	Income
	Accruing TDRs	Accruing TDRs	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 6,222	$ 11,856	$ -	$ 6,394	$ 72
Real estate:
Consumer mortgages	1,655	2,305	-	1,851	22
Home equity	857	1,600	-	1,176	9
Agricultural	861	919	-	440	8
Commercial and industrial-owner occupied	8,321	9,520	-	10,314	355
Construction, acquisition and development	4,803	4,803	-	5,379	4
Commercial real estate	2,646	2,646	-	4,391	94
All other	-	-	-	-	-
Total	$ 25,365	$ 33,649	$ -	$ 29,945	$ 564

With an allowance:
Commercial and industrial	$ 12,401	$ 12,424	$ 1,938	$ 4,045	$ 160
Real estate:
Consumer mortgages	2,453	2,734	300	2,241	55
Home equity	3	13	1	377	1
Agricultural	76	76	1	424	4
Commercial and industrial-owner occupied	4,937	5,406	103	4,643	124
Construction, acquisition and development	1,373	1,373	47	1,551	35
Commercial real estate	16,187	16,400	2,532	12,888	336
Credit cards	823	823	58	881	347
All other	2,890	2,927	23	1,894	78
Total	$ 41,143	$ 42,176	$ 5,003	$ 28,944	$ 1,140

Total:
Commercial and industrial	$ 18,623	$ 24,280	$ 1,938	$ 10,439	$ 232
Real estate:
Consumer mortgages	4,108	5,039	300	4,092	77
Home equity	860	1,613	1	1,553	10
Agricultural	937	995	1	864	12
Commercial and industrial-owner occupied	13,258	14,926	103	14,957	479
Construction, acquisition and development	6,176	6,176	47	6,930	39
Commercial real estate	18,833	19,046	2,532	17,279	430
Credit cards	823	823	58	881	347
All other	2,890	2,927	23	1,894	78
Total	$ 66,508	$ 75,825	$ 5,003	$ 58,889	$ 1,704

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables (“FASB ASC 310”), are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement and all loans restructured in a TDR.  The Company’s recorded investment in loans considered impaired exclusive of accruing TDRs at September 30, 2017 and December 31, 2016 was $19.7 million and $38.2 million, respectively.  At September 30, 2017 and December 31, 2016, $1.2 million and $12.9 million, respectively, of those impaired loans had a valuation allowance of approximately $581,000 and $4.4 million, respectively.  The remaining balance of impaired loans of $18.5 million and $25.3 million at September 30, 2017 and December 31, 2016, respectively, have sufficient collateral supporting the collection of all outstanding principle or were charged down to fair value of the collateral, less estimated selling costs. Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as non-accruing TDRs totaled $1.0 million and $12.6 million at September 30, 2017 and December 31, 2016, respectively.

Non-performing loans and leases (“NPLs”) consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured because of the borrower’s weakened financial condition.  The following table presents information concerning NPLs as of the dates indicated:

	September 30,		December 31,
	2017	2016	2016
	(In thousands)

Non-accrual loans and leases	$ 55,796	$ 70,725	$ 71,812
Loans and leases 90 days or more past due, still accruing	1,855	2,255	3,983
Restructured loans and leases still accruing	7,366	17,936	26,047
Total non-performing loans and leases	$ 65,017	$ 90,916	$ 101,842

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At September 30, 2017, the Company’s geographic NPL distribution was concentrated primarily in its Arkansas and Mississippi markets.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	September 30,		December 31,
	2017	2016	2016
	(In thousands)
Commercial and industrial	$ 8,776	$ 11,659	$ 13,679
Real estate
Consumer mortgages	23,635	20,196	21,084
Home equity	2,555	3,721	3,817
Agricultural	5,919	1,194	1,546
Commercial and industrial-owner occupied	7,558	11,983	10,791
Construction, acquisition and development	1,771	6,939	7,022
Commercial real estate	4,645	14,793	13,402
Credit cards	126	121	161
All other	811	119	310
Total	$ 55,796	$ 70,725	$ 71,812

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period or the rescheduling of payments in accordance with a bankruptcy plan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  Other conditions that warrant a loan being considered a TDR include reductions in interest rates to below market rates due to bankruptcy plans or by the bank in an attempt to assist the borrower in working through liquidity problems.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as nonaccrual loans may generally be returned to accrual status in years after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower in accordance with the terms of the restructured loan.  During the third quarter of 2017, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

The following tables summarize the financial effect of TDRs recorded during the periods indicated:

	Three months ended September 30, 2017
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	3	$ 404	$ 403
Real estate
Commercial and industrial-owner occupied	1	418	416
Commercial real estate	2	787	782
All other	1	7	7
Total	7	$ 1,616	$ 1,608

	Nine months ended September 30, 2017
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	8	$ 929	$ 919
Real estate
Consumer mortgages	5	297	296
Home equity	4	149	149
Commercial and industrial-owner occupied	4	1,396	1,389
Commercial real estate	2	787	782
All other	6	64	60
Total	29	$ 3,622	$ 3,595

	Year ended December 31, 2016
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	25	$ 14,469	$ 14,305
Real estate
Consumer mortgages	16	1,429	1,354
Home equity	1	3	3
Agricultural	2	79	79
Commercial and industrial-owner occupied	10	4,344	4,331
Commercial real estate	5	8,931	6,702
All other	8	3,622	3,608
Total	67	$ 32,877	$ 30,382

The tables below summarize TDRs within the previous 12 months for which there was a payment default during the period indicated (i.e., 30 days or more past due at any given time during the period indicated).

	Three months ended September 30, 2017
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	3	$ 309
Real estate
Consumer mortgages	1	65
Commercial and industrial-owner occupied	2	1,078
All other	1	5
Total	7	$ 1,457

	Nine months ended September 30, 2017
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	5	$ 343
Real estate
Consumer mortgages	4	456
Home equity	1	48
Agricultural	1	10
Commercial and industrial-owner occupied	5	2,170
All other	3	10
Total	19	$ 3,037

	Year ended December 31, 2016
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	8	$ 3,804
Real estate
Consumer mortgages	7	597
Commercial and industrial-owner occupied	2	532
Construction, acquisition and development	1	14
Commercial real estate	1	9,336
All other	2	20
Total	21	$ 14,303

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Nine months ended
	September 30, 2017
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 19,170	$ (6,120)	$ 2,005	$ 2,749	$ 17,804
Real estate
Consumer mortgages	30,386	(2,311)	1,606	1,024	30,705
Home equity	7,174	(1,023)	844	(1,162)	5,833
Agricultural	2,172	(104)	152	(93)	2,127
Commercial and industrial-owner occupied	12,899	(1,884)	959	2,889	14,863
Construction, acquisition and development	13,957	(113)	1,792	(2,181)	13,455
Commercial real estate	24,845	(69)	295	(3,480)	21,591
Credit cards	7,787	(2,364)	631	1,171	7,225
All other	5,346	(1,861)	825	1,583	5,893
Total	$ 123,736	$ (15,849)	$ 9,109	$ 2,500	$ 119,496

	Year ended
	December 31, 2016
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 17,583	$ (4,551)	$ 1,833	$ 4,305	$ 19,170
Real estate
Consumer mortgages	33,198	(2,687)	1,694	(1,819)	30,386
Home equity	6,949	(1,884)	506	1,603	7,174
Agricultural	2,524	(110)	175	(417)	2,172
Commercial and industrial-owner occupied	14,607	(1,095)	544	(1,157)	12,899
Construction, acquisition and development	15,925	(521)	1,373	(2,820)	13,957
Commercial real estate	25,508	(1,129)	2,411	(1,945)	24,845
Credit cards	4,047	(2,845)	850	5,735	7,787
All other	6,117	(2,197)	911	515	5,346
Total	$ 126,458	$ (17,019)	$ 10,297	$ 4,000	$ 123,736

	Nine months ended
	September 30, 2016
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 17,583	$ (2,068)	$ 814	$ 1,516	$ 17,845
Real estate
Consumer mortgages	33,198	(1,782)	1,281	(1,078)	31,619
Home equity	6,949	(1,011)	435	1,674	8,047
Agricultural	2,524	(110)	160	(422)	2,152
Commercial and industrial-owner occupied	14,607	(1,075)	343	(1,090)	12,785
Construction, acquisition and development	15,925	(511)	1,178	(3,015)	13,577
Commercial real estate	25,508	(1,129)	2,235	233	26,847
Credit cards	4,047	(2,030)	642	4,459	7,118
All other	6,117	(1,617)	674	723	5,897
Total	$ 126,458	$ (11,333)	$ 7,762	$ 3,000	$ 125,887

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated::

	September 30, 2017
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans (1)	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$ 5,009	$ 528	$ 17,276	$ 17,804
Real estate
Consumer mortgages	2,064	-	30,705	30,705
Home equity	767	-	5,833	5,833
Agricultural	5,276	-	2,127	2,127
Commercial and industrial-owner occupied	4,223	-	14,863	14,863
Construction, acquisition and development	-	-	13,455	13,455
Commercial real estate	2,392	53	21,538	21,591
Credit cards	-	-	7,225	7,225
All other	-	-	5,893	5,893
Total	$ 19,731	$ 581	$ 118,915	$ 119,496

(1)	Impaired loans are shown exclusive of accruing TDRs of $7.4 million and $3.3 million of non-accruing TDRs

	December 31, 2016
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans (1)	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$ 8,314	$ 1,837	$ 17,333	$ 19,170
Real estate
Consumer mortgages	1,655	-	30,386	30,386
Home equity	857	-	7,174	7,174
Agricultural	861	-	2,172	2,172
Commercial and industrial-owner occupied	8,321	-	12,899	12,899
Construction, acquisition and development	5,933	35	13,922	13,957
Commercial real estate	12,296	2,481	22,364	24,845
Credit cards	-	-	7,787	7,787
All other	-	-	5,346	5,346
Total	$ 38,237	$ 4,353	$ 119,383	$ 123,736

(1) Impaired loans are shown exclusive of accruing TDRs of $26.0 million and $2.2 million of non-accruing TDRs

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.  As a result of the Company individually evaluating loans of $500,000 or greater for impairment, further review of remaining loans collectively, as well as the corresponding potential allowance, would be immaterial in the opinion of management.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned (“OREO”) for the periods indicated:

	Nine months ended		Year ended
	September 30,		December 31,
	2017	2016	2016
	(In thousands)
Balance at beginning of period	$ 7,810	$ 14,759	$ 14,759
Additions to foreclosed properties
New foreclosed properties	5,173	9,266	9,752
Reductions in foreclosed properties
Sales including realized gains and losses, net	(5,876)	(10,582)	(14,183)
Writedowns for unrealized losses	(1,151)	(2,052)	(2,518)
Balance at end of period	$ 5,956	$ 11,391	$ 7,810

The following tables present the OREO by segment and class as of the dates indicated:

	September 30,		December 31,
	2017	2016	2016
	(In thousands)
Commercial and industrial	$ -	$ -	$ -
Real estate
Consumer mortgages	1,634	1,956	857
Home equity	58	39	39
Agricultural	22	25	22
Commercial and industrial-owner occupied	1,539	1,921	1,958
Construction, acquisition and development	2,390	6,085	3,746
Commercial real estate	244	1,183	1,128
All other	69	182	60
Total	$ 5,956	$ 11,391	$ 7,810

The Company incurred total foreclosed property expenses of approximately $447,000 and $859,000 for the three months ended September 30, 2017 and 2016, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were approximately $164,000 and $525,000 for the three months ended September 30, 2017 and 2016, respectively.   The Company incurred total foreclosed property expenses of approximately $2.5 million and $3.3 million for the nine months ended September 30, 2017 and 2016, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $1.1 million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 5 – SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of September 30, 2017 and 2016, respectively, and December 31, 2016 follows:

	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,693,102	$ 268	$ 6,184	$ 1,687,186
U.S. Government agency issued residential mortgage-backed securities	157,868	1,288	1,265	157,891
U.S. Government agency issued commercial mortgage-backed securities	153,157	1,400	1,048	153,509
Obligations of states and political subdivisions	316,374	14,032	2,092	328,314
FHLB and other securities	32,791	276	-	33,067
Total	$ 2,353,292	$ 17,264	$ 10,589	$ 2,359,967

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,794,231	$ 1,261	$ 6,065	$ 1,789,427
U.S. Government agency issued residential mortgage-backed securities	176,476	1,665	1,898	176,243
U.S. Government agency issued commercial mortgage-backed securities	171,840	1,648	1,209	172,279
Obligations of states and political subdivisions	346,609	15,547	2,151	360,005
FHLB and other securities	32,436	1,286	-	33,722
Total	$ 2,521,592	$ 21,407	$ 11,323	$ 2,531,676

	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,686,637	$ 5,330	$ 101	$ 1,691,866
U.S. Government agency issued residential mortgage-backed securities	181,307	2,887	99	184,095
U.S. Government agency issued commercial mortgage-backed securities	175,078	3,831	82	178,827
Obligations of states and political subdivisions	366,039	21,871	2,915	384,995
FHLB and other securities	27,388	1,028	-	28,416
Total	$ 2,436,449	$ 34,947	$ 3,197	$ 2,468,199

Gross gains of $1.1 million and no gross losses were recognized on available-for-sale securities during the first nine months of 2017.  Gross gains of approximately $89,000 and no gross losses were recognized on available-for-sale securities during the first nine months of 2016.

At September 30, 2017, the Company’ available-for-sale securities included FHLB stock with a carrying value of $32.6 million compared to a required investment of $27.6 million.  At September 30, 2016, the Company’ available-for-sale securities included FHLB stock with a carrying value of $27.2 million compared to a required investment of $27.2 million.

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2017 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	September 30, 2017
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in thousands)
Maturing in one year or less	$ 595,396	$ 595,218	1.21%
Maturing after one year through five years	1,170,245	1,165,247	1.40
Maturing after five years through ten years	60,417	61,041	5.94
Maturing after ten years	216,209	227,061	5.13
Mortgage-backed securities	311,025	311,400	2.18
Total	$ 2,353,292	$ 2,359,967

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 1,013,354	$ 3,213	$ 335,579	$ 2,971	$ 1,348,933	$ 6,184
U.S. Government agency issued residential mortgage-backed securities	45,264	365	34,636	900	79,900	1,265
U.S. Government agency issued commercial mortgage-backed securities	89,351	684	34,176	364	123,527	1,048
Obligations of states and political subdivisions	8,048	21	7,828	2,071	15,876	2,092
Total	$ 1,156,017	$ 4,283	$ 412,219	$ 6,306	$ 1,568,236	$ 10,589

	December 31, 2016
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 1,082,573	$ 6,065	$ -	$ -	$ 1,082,573	$ 6,065
U.S. Government agency issued residential mortgage-backed securities	71,599	1,783	15,375	115	86,974	1,898
U.S. Government agency issued commercial mortgage-backed securities	129,940	1,084	14,385	125	144,325	1,209
Obligations of states and political subdivisions	46,798	2,151	-	-	46,798	2,151
Total	$ 1,330,910	$ 11,083	$ 29,760	$ 240	$ 1,360,670	$ 11,323

Based upon a review of the credit quality of these securities, management has no intent to sell these securities until the full recovery of unrealized losses, which may be until maturity. Also it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during the first nine months of 2017 or 2016.

NOTE 6 – PER SHARE DATA

Basic earnings per share (“EPS”) are calculated using the two-class method.  The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic EPS.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  There were no weighted-average antidilutive stock options to purchase Company common stock for the three months and nine months ended September 30, 2017 to be excluded from diluted shares.  There were no antidilutive other equity awards for the three months and nine months ended September 30, 2017.  Weighted-average antidilutive stock options to purchase approximately 32,400 and 45,000 shares of Company common stock with a weighted average exercise price of $24.47 and $24.71 per share for the three months and nine months ended September 30, 2016, respectively, were excluded from diluted shares. There were no antidilutive other equity awards for the three months and nine months ended September 30, 2016.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended September 30,
	2017			2016
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 39,528	90,912	$ 0.43	$ 37,817	94,304	$ 0.40
Effect of dilutive share-
based awards		188			260

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 39,528	91,100	$ 0.43	$ 37,817	94,564	$ 0.40

	Nine months ended September 30,
	2017			2016
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 115,510	91,974	$ 1.26	$ 95,058	94,378	$ 1.01
Effect of dilutive share-
based awards		183			239

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 115,510	92,157	$ 1.25	$ 95,058	94,617	$ 1.00

NOTE 7 – COMPREHENSIVE INCOME

The following tables present the components of other comprehensive (loss) income and the related tax effects allocated to each component for the periods indicated:

	Three months ended September 30,
	2017			2016
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount
Net unrealized losses on available-for-	(In thousands)
sale securities:
Unrealized losses arising during
holding period	$ (2,082)	$ 796	$ (1,286)	$ (11,169)	$ 4,275	$ (6,894)
Reclassification adjustment for
net gains realized in net income (1)	(5)	2	(3)	(1)	-	(1)
Recognized employee benefit plan
net periodic benefit cost (2)	1,533	(586)	947	1,511	(578)	933
Other comprehensive loss	$ (554)	$ 212	$ (342)	$ (9,659)	$ 3,697	$ (5,962)
Net income			39,528			37,817
Comprehensive income			$ 39,186			$ 31,855

(1)  Reclassification adjustments for net gains on available-for-sale securities are reported as net security gains on the consolidated statements of income.

(2)  Recognized employee benefit plan net periodic benefit cost include recognized prior service cost and recognized net loss.  For more information, see Note 9 - Pension Benefits.

	Nine months ended September 30,
	2017			2016
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount
Net unrealized (losses) gains on available-for-	(In thousands)
sale securities:
Unrealized (losses) gains arising
during holding period	$ (2,308)	$ 880	$ (1,428)	$ 8,956	$ (3,424)	$ 5,532
Reclassification adjustment for
net gains realized in net income (1)	(1,099)	420	(679)	(89)	34	(55)
Recognized employee benefit plan
net periodic benefit cost (2)	4,599	(1,758)	2,841	4,533	(1,734)	2,799
Other comprehensive income	$ 1,192	$ (458)	$ 734	$ 13,400	$ (5,124)	$ 8,276
Net income			115,510			95,058
Comprehensive income			$ 116,244			$ 103,334

(1)  Reclassification adjustments for net gains on available-for-sale securities are reported as net security gains on the consolidated statements of income.

(2)  Recognized employee benefit plan net periodic benefit cost include recognized prior service cost and recognized net loss.  For more information, see Note 9 - Pension Benefits.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the nine months ended September 30, 2017 were as follows:

	Community	Insurance
	Banking	Agencies	Total
(In thousands)
Balance as of December 31, 2016	$ 217,618	$ 83,180	$ 300,798
Goodwill recorded during the period	-	-	-
Balance as of September 30, 2017	$ 217,618	$ 83,180	$ 300,798

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first nine months of 2017 that indicated the necessity of an earlier goodwill impairment assessment.

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

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	September 30, 2017		December 31, 2016
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$ 27,801	$ 24,035	$ 27,801	$ 23,721
Customer relationship intangibles	45,758	$ 31,980	46,568	30,406
Non-solicitation intangibles	1,650	$ 1,022	1,850	886
Total	$ 75,209	$ 57,037	$ 76,219	$ 55,013

Unamortized intangible assets:
Trade names	$ 688	$ -	$ 688	$ -

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$ 103	$ 112	$ 314	$ 340
Customer relationship intangibles	779	737	2,384	2,075
Non-solicitation intangibles	112	74	336	257
Total	$ 994	$ 923	$ 3,034	$ 2,672

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2017 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total

Estimated Amortization Expense:	(In thousands)
For the year ending December 31, 2017	$ 419	$ 3,147	$ 448	$ 4,014
For the year ending December 31, 2018	390	2,696	419	3,505
For the year ending December 31, 2019	363	2,330	97	2,790
For the year ending December 31, 2020	340	2,014	-	2,354
For the year ending December 31, 2021	251	1,591	-	1,842

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Service cost	$ 1,532	$ 2,213	$ 4,596	$ 6,639
Interest cost	2,294	2,341	6,882	7,023
Expected return on assets	(2,953)	(2,613)	(8,859)	(7,839)
Recognized prior service cost	(186)	(179)	(558)	(537)
Recognized net loss	1,719	1,690	5,157	5,070
Net periodic benefit costs	$ 2,406	$ 3,452	$ 7,218	$ 10,356

NOTE 10 – RECENT PRONOUNCEMENTS

In September 2014, the FASB issued an ASU regarding accounting for revenue from contracts with customers. This ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i)identify the contract(s)with a customer, (ii)identify the performance obligations in the contract, (iii)determine the transaction price, (iv)allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as)the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective on January 1, 2017; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)–Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018.    The Company has conducted its initial assessment and is currently evaluating contracts to assess and quantify accounting methodology changes resulting from the adoption of ASU 2014-09.  The Company’s revenues are comprised of net interest income of financial assets and financial liabilities, which are explicitly excluded from the scope of the new standard and noninterest revenue.  As the majority of the Company’ revenues are derived from net interest revenue, the ASU is not expected to have a material impact on the financial position and results of operations of the Company.  The Company expects to change how we recognize certain components of noninterest revenue; however we do not expect these changes to have a significant impact on our financial statements. We will adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur when estimating stock-based compensation expense rather than the previous requirement to estimate forfeitures from inception.  Transition to the new guidance was accomplished through a combination of retrospective, cumulative-effect adjustment to equity and prospective methodologies.  The Company estimates based on currently enacted tax rates, that adoption of ASU 2016-09 in 2017 will result in an incremental effect on tax provision ranging from approximately $561,000 to approximately $930,000 of tax benefit.  The actual effects of adoption in 2017 will primarily depend upon the share price of the Company’ stock, which affects the vesting of certain performance awards, probability of exercise of certain stock options and the magnitude of windfalls for all awards upon either vesting or exercise.  The effects on earnings per share calculations and election to account for forfeitures as incurred have not been significant.

In June 2016, the FASB issued an ASU regarding credit losses on financial instruments.  This ASU will provide financial statement users with more information regarding the expected credit losses on financial instruments and other commitments to extend credit at each reporting date rather than the incurred loss impairment method. This ASU is effective for interim and annual periods after December 15, 2019. The Company is currently evaluating the potential impact of ASU 2016-13 on our financial statements.  A cross-functional working group was designated comprised of individuals from functional areas including credit and finance.  The Company is currently coordinating an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. While currently unable to reasonably estimate the impact of adopting this ASU, it is expected that the impact of adoption may be influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

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

Results of operations and selected financial information by segment for the three-month and nine-month periods ended September 30, 2017 and 2016 were as follows:

	Banking Services Group	Mortgage	Insurance Agencies	Wealth Management	General Corporate and Other	Total
	(In thousands)
Three months ended September 30, 2017
Results of Operations
Net interest revenue	$ 115,899	$ 4,620	$ 11	$ 12	$ 19	$ 120,561
Provision for credit losses	-	-	-	-	500	500
Net interest revenue after provision for credit losses	115,899	4,620	11	12	(481)	120,061
Noninterest revenue	21,428	6,910	28,789	5,862	2,971	65,960
Noninterest expense	74,643	7,050	25,766	3,991	15,453	126,903
Income before income taxes	62,684	4,480	3,034	1,883	(12,963)	59,118
Income tax expense (benefit)	21,967	1,677	1,228	705	(5,987)	19,590
Net income	$ 40,717	$ 2,803	$ 1,806	$ 1,178	$ (6,976)	$ 39,528
Selected Financial Information
Total assets at end of period	$ 11,421,704	$ 630,986	$ 225,458	$ 24,047	$ 2,458,199	$ 14,760,394
Depreciation and amortization	5,500	226	1,152	25	664	7,567

	Banking Services Group	Mortgage	Insurance Agencies	Wealth Management	General Corporate and Other	Total
	(In thousands)
Three months ended September 30, 2016
Results of Operations
Net interest revenue	$ 111,772	$ 3,183	$ 11	$ 3	$ (379)	$ 114,590
Provision for credit losses	-	-	-	-	-	-
Net interest revenue after provision for credit losses	111,772	3,183	11	3	(379)	114,590
Noninterest revenue	23,248	11,080	27,913	5,728	1,704	69,673
Noninterest expense	78,931	6,294	25,335	4,257	13,500	128,317
Income before income taxes	56,089	7,969	2,589	1,474	(12,175)	55,946
Income tax expense (benefit)	18,711	2,906	1,051	538	(5,077)	18,129
Net income	$ 37,378	$ 5,063	$ 1,538	$ 936	$ (7,098)	$ 37,817
Selected Financial Information
Total assets at end of period	$ 11,358,022	$ 518,880	$ 217,062	$ 19,509	$ 2,498,010	$ 14,611,483
Depreciation and amortization	5,485	147	1,075	28	606	7,341

	Banking Services Group	Mortgage	Insurance Agencies	Wealth Management	General Corporate and Other	Total
	(In thousands)
Nine months ended September 30, 2017
Results of Operations
Net interest revenue	$ 340,068	$ 12,472	$ 32	$ 25	$ 53	$ 352,650
Provision for credit losses	-	-	-	-	2,500	2,500
Net interest revenue after provision for credit losses	340,068	12,472	32	25	(2,447)	350,150
Noninterest revenue	64,986	22,036	93,188	17,237	7,512	204,959
Noninterest expense	225,119	20,829	78,416	12,120	45,081	381,565
Income before income taxes	179,935	13,679	14,804	5,142	(40,016)	173,544
Income tax expense (benefit)	62,351	5,084	6,063	1,911	(17,375)	58,034
Net income	$ 117,584	$ 8,595	$ 8,741	$ 3,231	$ (22,641)	$ 115,510
Selected Financial Information
Total assets at end of period	$ 11,421,704	$ 630,986	$ 225,458	$ 24,047	$ 2,458,199	$ 14,760,394
Depreciation and amortization	16,553	531	3,520	76	1,935	22,615

	Banking Services Group	Mortgage	Insurance Agencies	Wealth Management	General Corporate and Other	Total
	(In thousands)
Nine months ended September 30, 2016
Results of Operations
Net interest revenue	$ 330,523	$ 8,614	$ 46	$ 5	$ (1,123)	$ 338,065
Provision for credit losses	-	-	-	-	3,000	3,000
Net interest revenue after provision for credit losses	330,523	8,614	46	5	(4,123)	335,065
Noninterest revenue	69,263	20,778	89,821	17,029	6,035	202,926
Noninterest expense	231,836	18,740	75,598	12,753	58,463	397,390
Income before income taxes	167,950	10,652	14,269	4,281	(56,551)	140,601
Income tax expense (benefit)	57,072	3,873	5,702	1,556	(22,660)	45,543
Net income	$ 110,878	$ 6,779	$ 8,567	$ 2,725	$ (33,891)	$ 95,058
Selected Financial Information
Total assets at end of period	$ 11,358,022	$ 518,880	$ 217,062	$ 19,509	$ 2,498,010	$ 14,611,483
Depreciation and amortization	16,128	438	3,169	85	1,875	21,695

The change in income for the Banking Services Group for the three months and nine months ended September 30, 2017 compared to the same periods in 2016 is mainly due to an increase in interest revenue for loans and leases due to the balance and interest rate increase of net loans and leases.  The change in income for the Mortgage segment for the three months and nine months ended September 30, 2017 compared to the same periods in 2016 is primarily a result of the negative MSR adjustment of approximately $46,000 and approximately $621,000 recorded during the third quarter and first nine months of 2017, respectively, compared to a positive MSR adjustment of $1.8 million and a negative adjustment of $10.2 million recorded during the third quarter and first nine months of 2016, respectively.  The decrease in the loss in the General, Corporate and Other segment when comparing nine-month period is a result of the pre-tax charge of $10.3 million related to a liability associated with an ongoing regulatory matter recorded during the first nine months of 2016 with no such charge recorded during the first nine months of 2017.

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

	September 30,		December 31,
	2017	2016	2016
	(Dollars in thousands)
Unpaid principal balance	$6,506,550	$6,285,027	$6,384,649
Weighted-average prepayment speed (CPR)	9.4	12.7	9.4
Discount rate (annual percentage)	9.8	9.8	9.8
Weighted-average coupon interest rate (percentage)	4.0	4.0	3.9
Weighted-average remaining maturity (months)	326.0	322.0	323.0
Weighted-average servicing fee (basis points)	26.7	26.7	26.7

Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream.  The use of different estimates or assumptions could also produce different fair values.  As of September 30, 2017, the Company had a hedge in place designed to cover approximately 6% of the MSR.  The Company is susceptible to fluctuations in their value of its MSRs in changing interest rate environments.

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2017	2016
	(In thousands)
Fair value as of January 1	$ 65,263	$ 57,268
Additions:
Origination of servicing assets	9,031	10,684
Changes in fair value:
Due to payoffs/paydowns	(7,203)	(5,784)
Due to change in valuation inputs or assumptions
used in the valuation model	(671)	(10,233)
Other changes in fair value	(3)	(5)
Fair value as of September 30	$ 66,417	$ 51,930

All of the changes to the fair value of the MSRs are recorded as part of mortgage banking noninterest revenue on the income statement.  As part of mortgage banking noninterest revenue, the Company recorded contractual servicing fees of $4.4 million and $4.3 million and late and other ancillary fees of approximately $206,000 and $243,000 for the three months ended September 30, 2017 and 2016, respectively.  The Company recorded contractual servicing fees of $13.1 million and $12.6 million and late and other ancillary fees of $1.0 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS AND OFFSETTING ASSETS AND LIABILITIES

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At September 30, 2017, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $197.6 million with a carrying value and fair value reflecting a gain of approximately $286,000.  At September 30, 2016, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $264.3 million with a carrying value and fair value reflecting a loss of $1.1 million.  At September 30, 2017, the notional amount of commitments to fund individual fixed-rate mortgage loans was $135.8 million with a carrying value and fair value reflecting a gain of $3.5 million.  At September 30, 2016, the notional amount of commitments to fund individual fixed-rate mortgage loans was $223.0 million with a carrying value and fair value reflecting a gain of $6.9 million.

The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of September 30, 2017, the notional amount of customer related derivative financial instruments was $325.6 million with an average maturity of 25 months, an average interest receive rate of 3.6% and an average interest pay rate of 5.6%.  As of September 30, 2016, the notional amount of customer related derivative financial instruments was $336.0 million with an average maturity of 33 months, an average interest receive rate of 2.8% and an average interest pay rate of 5.6%.

Additionally, the Bank utilizes securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Bank monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under agreement to repurchase were $421.0 million and $469.0 million at September 30, 2017 and 2016, respectively.

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

The following tables present components of financial instruments eligible for offsetting for the periods indicated:

	September 30, 2017
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount
	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 3,938	$ -	$ 3,938	$ -	$ -	$ 3,938
Loan/lease interest rate swaps	4,374	-	4,374	-	-	4,374
Total financial assets	$ 8,312	$ -	$ 8,312	$ -	$ -	$ 8,312
	.
Financial liabilities:
Derivatives:
Forward commitments	$ 414	$ -	$ 414	$ -	$ -	$ 414
Loan/lease interest rate swaps	4,374	-	4,374	-	(4,374)	-
Repurchase arrangements	421,044	-	421,044	(421,044)	-	-
Total financial liabilities	$ 425,832	$ -	$ 425,832	$ (421,044)	$ (4,374)	$ 414

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

Derivative instruments.  The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  Fair value of these derivative instruments is measured on a recurring basis using recent observable market prices.  The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates ranging from 2.59% to 4.74%.  The Company also considers the associated counterparty credit risk when determining the fair value of these instruments.  The Company’s interest rate swaps, commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and 2016:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,687,186	$ -	$ 1,687,186
U.S. Government agency issued residential
mortgage-backed securities	-	157,891	-	157,891
U.S. Government agency issued commercial
mortgage-backed securities	-	153,509	-	153,509
Obligations of states and
political subdivisions	-	328,314	-	328,314
FHLB and other securities	205	32,862	-	33,067
Mortgage servicing rights	-	-	66,417	66,417
Derivative instruments	-	-	8,239	8,239
Loans held for sale	-	138,353	-	138,353
Total	$ 205	$ 2,498,115	$ 74,656	$ 2,572,976
Liabilities:
Derivative instruments	$ -	$ -	$ 4,788	$ 4,788

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,691,866	$ -	$ 1,691,866
U.S. Government agency issued residential
mortgage-backed securities	-	184,095	-	184,095
U.S. Government agency issued commercial
mortgage-backed securities	-	178,827	-	178,827
Obligations of states and
political subdivisions	-	384,995	-	384,995
FHLB and other securities	959	27,457	-	28,416
Mortgage servicing rights	-	-	51,930	51,930
Derivative instruments	-	-	20,741	20,741
Loans held for sale	-	204,441	-	204,441
Total	$ 959	$ 2,671,681	$ 72,671	$ 2,745,311
Liabilities:
Derivative instruments	$ -	$ -	$ 15,168	$ 15,168

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine-month period ended September 30, 2017 and 2016:

Mortgage
	Servicing	Derivative
	Rights	Instruments
(In thousands)
Balance at December 31, 2016	$ 65,263	$ 6,138
Year to date net gains (losses) included in:
Net loss	(7,877)	(2,687)
Other comprehensive income	-	-
Additions	9,031	-
Transfers in and/or out of Level 3	-	-
Balance at September 30, 2017	$ 66,417	$ 3,451
Net unrealized gains (losses) included in net income for the
quarter relating to assets and liabilities held at September 30, 2017	$ 36	$ (792)

Mortgage
	Servicing	Derivative
	Rights	Instruments
(In thousands)
Balance at December 31, 2015	$ 57,268	$ 3,257
Year to date net gains included in:
Net (loss) gain	(16,022)	2,316
Other comprehensive income	-	-
Additions	10,684	-
Transfers in and/or out of Level 3	-	-
Balance at September 30, 2016	$ 51,930	$ 5,573
Net unrealized gains included in net income for the
quarter relating to assets and liabilities held at September 30, 2016	$ 1,813	$ 544

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2017 and 2016:

	September 30, 2017				Nine months ended
					September 30, 2017
	Level 1	Level 2	Level 3	Total	Net Losses
Assets:	(In thousands)
Impaired loans	$ -	$ -	$ 19,731	19,731	$ (6,805)
Other real estate owned	-	-	5,956	5,956	(741)

	September 30, 2016				Nine months ended
					September 30, 2016
					Net Losses
Assets:	(In thousands)
Impaired loans	$ -	$ -	$ 39,113	39,113	$ (1,520)
Other real estate owned	-	-	11,391	11,391	(1,389)

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

Lending Commitments.  The Company’s lending commitments are negotiated at prevailing market rates and are relatively short-term in nature.  As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time.  Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements.  The Company’s lending commitments are classified as Level 2.  The Company’s off-balance sheet commitments including letters of credit, which totaled $79.9 million at September 30, 2017, are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The following table presents carrying and fair value information of financial instruments at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:	(In thousands)
Cash and due from banks	$ 167,871	$ 167,871	$ 184,152	$ 184,152
Interest bearing deposits with other banks	52,316	52,316	38,813	38,813
Available-for-sale securities	2,359,967	2,359,967	2,531,676	2,531,676
Net loans and leases	10,936,013	10,967,885	10,688,255	10,692,820
Loans held for sale	138,353	138,353	166,927	166,927

Liabilities:
Noninterest bearing deposits	3,414,397	3,414,397	3,250,537	3,250,537
Savings and interest bearing deposits	6,563,160	6,563,160	6,596,289	6,596,289
Other time deposits	1,798,431	1,816,705	1,841,315	1,857,506
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	1,046,044	1,044,525	546,002	545,002
Long-term debt and other borrowings	30,000	31,413	542,888	547,273

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	286	286	2,903	2,903
Commitments to fund fixed rate
mortgage loans	3,549	3,549	3,362	3,362
Interest rate swap position to receive	4,301	4,301	9,061	9,061
Interest rate swap position to pay	(4,374)	(4,374)	(9,175)	(9,175)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Bank-owned life insurance	$ 2,700	$ 1,775	$ 6,079	$ 5,481
Other miscellaneous income	2,610	2,699	9,634	9,446
Total other noninterest income	$ 5,310	$ 4,474	$ 15,713	$ 14,927

The following table details other noninterest expense for the three months and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Advertising	$ 1,185	$ 925	$ 2,885	$ 2,601
Foreclosed property expense	447	859	2,457	3,349
Telecommunications	1,192	1,288	3,572	3,842
Public relations	675	718	2,049	1,978
Data processing	6,942	6,856	20,795	19,932
Computer software	3,074	2,976	8,968	8,368
Amortization of intangibles	994	923	3,034	2,672
Legal fees	1,016	1,064	3,575	7,353
Merger expense	-	-	-	2
Postage and shipping	1,050	1,059	3,305	3,161
Other miscellaneous expense	12,719	13,703	37,825	41,243
Total other noninterest expense	$ 29,294	$ 30,371	$ 88,465	$ 94,501

NOTE 16 – COMMITMENTS AND CONTINGENT LIABILITIES

The nature of the Company’s business ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, and endeavored to procure reasonable amounts of insurance coverage, litigation and regulatory actions present an ongoing risk.

The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions and potential transactions with numerous customers or applicants, and the Company is a public company with a large number of shareholders. From time to time, borrowers, customers, shareholders, former employees and other third parties have brought actions against the Company or its subsidiaries, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation, and, from time to time, the Company and its subsidiaries are subject to such actions brought against it. Additionally, the Bank is, and management expects it to be, engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities, which, from time to time, have resulted in counterclaims against the Bank. Various legal proceedings have arisen and may arise in the future out of claims against entities to which the Company is a successor as a result of business combinations. The Company and its subsidiaries may also be subject to enforcement actions by federal or state regulators, including the FDIC, the Consumer Financial Protection Bureau (the “CFPB”), the Department of Justice (the “DOJ”), state attorneys general and the Mississippi Department of Banking and Consumer Finance.

When and as the Company determines it has meritorious defenses to the claims asserted, it vigorously defends against such claims. The Company will consider settlement of claims when, in management’s judgment and in consultation with counsel, it is in the best interests of the Company to do so.

The Company cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against it, its directors, management or employees, including remedies or damage awards. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims (which are not considered incidental to the ordinary conduct of the Company’s business) utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable the Company will incur a loss and the amount can be reasonably estimated, the Company establishes an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings and the potential loss, however, may turn out to be substantially higher than the amount accrued. Further, the Company’s insurance policies have deductibles, and they will likely not cover all such litigation, other proceedings or claims, or the related costs of defense.

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-related expense of $2.9 million accrued as of September 30, 2017, which excludes amounts reserved for regulatory settlement expenses discussed below, is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular fiscal period or periods.

On July 31, 2014 the Company, its Chief Executive Officer and former Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint was subsequently amended to add the Company’s former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and regarding the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the District Court granted in part and denied in part the defendants’ motion to dismiss, holding that the statements concerning the Company’s expectations about the closing of the mergers were “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, were protected by the safe harbor provision  of the Private Securities Litigation Reform Act of 1995, and thus were not actionable.  Class certification was granted by the District Court on April 21, 2016, and a petition for immediate appeal of the class certification order was filed and was granted.  The U.S. Sixth Circuit Court of Appeals vacated the class certification order and remanded the case to the District Court for further proceedings.  On June 26, 2017 the District Court issued a Memorandum Opinion and signed an Order granting class certification.  On July 10, 2017 the defendants again filed a Petition for Permission to Appeal Pursuant to Rule of Civil Procedure 23(f) in the U.S. Sixth Circuit Court of Appeals.    The Rule 23(f) petition was denied and on October 2, 2017, the Bank sought en banc reconsideration of that ruling.  The plaintiff seeks an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the District Court may deem just and proper.  At this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company as it is uncertain whether the second class certification order will withstand review and the exact amount of damages is uncertain.  Although it is not possible to predict the ultimate resolution or financial liability with respect to the litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

NOTE 17 – LONG-TERM DEBT

The Company had long-term borrowings from FHLB of $30.0 million and $530.0 million at September 30, 2017  and December 31, 2016, respectively.

NOTE 18 – SUBSEQUENT EVENTS

Effective October 31, 2017, BancorpSouth, Inc. merged with and into BancorpSouth Bank with BancorpSouth Bank continuing as the surviving entity.  This merger was part of a plan to effect a corporate reorganization and was not material to the financial position or results of operations of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As previously announced, on July 26, 2017, BancorpSouth, Inc., as part of a plan to effect a corporate reorganization, entered into an Agreement and Plan of Reorganization with BancorpSouth Bank.  On August 15, 2017, BancorpSouth, Inc. entered into an Amended and Restated Agreement and Plan of Reorganization with BancorpSouth Bank (the “Amended Plan of Reorganization”).

Effective October 31, 2017, BancorpSouth, Inc. merged with and into BancorpSouth Bank with the BancorpSouth Bank continuing as the surviving entity, all on and subject to the terms and conditions set forth in the Amended Plan of Reorganization (the “Reorganization”).

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Company,” “we,” “us” and “our” for periods prior to October 31, 2017 refer to BancorpSouth, Inc. and its consolidated subsidiaries.  BancorpSouth, Inc. was the parent holding company and the registrant prior to the Reorganization. For periods beginning on and after November 1, 2017, references in this Quarterly Report on Form 10-Q to “Company,” “we,” “us” and “our” refer to BancorpSouth Bank and its consolidated subsidiaries.  BancorpSouth Bank, the successor to BancorpSouth, Inc., is filing this report on behalf of BancorpSouth, Inc., because it is the surviving entity of the Reorganization.

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

The Company cautions readers not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors may include, but are not limited to, the Company’s ability to operate its regulatory compliance programs consistent with federal, state and local laws, including its BSA/AML compliance program and its fair lending compliance program, the Company’s ability to successfully implement and comply with the Consent Order, the ability of the Company, Ouachita Bancshares Corp. and Central Community Corporation to obtain regulatory approval of and close the proposed mergers, the willingness of Ouachita Bancshares Corp. and Central Community Corporation to proceed with the proposed mergers, the potential impact upon the Company of the delay in the closings of these proposed mergers, the impact of any ongoing, pending or threatened litigation, administrative and investigatory matters involving the Company, conditions in the financial markets and economic conditions generally, the adequacy of the Company’s provision and allowance for credit losses to cover actual credit losses, the credit risk associated with real estate construction, acquisition and development loans, limitations on the Company’s ability to declare and pay dividends, the availability of capital on favorable terms if and when needed, liquidity risk, governmental regulation, including the Dodd-Frank Act, and supervision of the Company’s operations, the short-term and long-term impact of changes to banking capital standards on the Company’s regulatory capital and liquidity, the impact of regulations on service charges on the Company’s core deposit accounts, the susceptibility of the Company’s business to local economic and environmental conditions, the soundness of other financial institutions, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, volatility in capital and credit markets, reputational risk, the impact of the loss of any key Company personnel, the impact of hurricanes or other adverse weather events, any requirement that the Company write down goodwill or other intangible assets, diversification in the types of financial services the Company offers, the growth of the Company’s insurance business and commission revenue, the growth of the Company’s loan, deposit and fee revenue sources, the Company’s ability to adapt its products and services to evolving industry standards and consumer preferences, competition with other financial services companies, risks in connection with completed or potential acquisitions, the Company’s growth strategy, interruptions or breaches in the Company’s information system security, the failure of certain third-party vendors to perform, unfavorable ratings by rating agencies, dilution caused by the Company’s issuance of any additional shares of its common stock to raise capital or acquire other banks, bank holding companies, financial holding companies and insurance agencies, the utilization of the Company’s share repurchase program, the implementation and execution of cost saving initiatives, other factors generally understood to affect the assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations of financial services companies and other factors detailed from time to time in the Company’s press and news releases, reports and other filings with the SEC and FDIC, as applicable, including, without limitation, those factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on February 27, 2017 under the heading “Item 1A. Risk Factors” and in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date that they were made, and, except as required by law, the Company does not undertake any obligation to update or revise forward-looking statements to reflect events or circumstances that occur after the date of this Report.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $14.8 billion in assets at September 30, 2017.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Alabama, Arkansas, Florida, Louisiana, Mississippi, Missouri, Tennessee and Texas.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its insurance agency subsidiary provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, please refer to the unaudited consolidated financial statements for the three-month and nine-month period ended September 30, 2017 and 2016 and the consolidated financial statements as of December 31, 2016 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on such reported financial information.

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, recent pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry.  During that time, the Company was not immune to such pressures and the economic downturn had a negative impact on the Company and its customers in all of the markets that it serves.  However, the Company’s financial condition has remained stable or improved during the first nine months of 2017 as reflected by decreases in non-performing assets, impaired loans and OREO, when compared to prior periods.

 Management believes that the Company remains well positioned with respect to overall credit quality as evidenced by the stable or improving credit quality metrics especially when comparing September 30, 2017 to December 31, 2016 and September 30, 2016.  Management believes, however, that future weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.

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

SELECTED FINANCIAL DATA

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Earnings Summary:
Total interest revenue	$ 130,934	$ 122,340	$ 380,715	$ 359,735
Total interest expense	10,373	7,750	28,065	21,670
Net interest revenue	120,561	114,590	352,650	338,065
Provision for credit losses	500	-	2,500	3,000
Noninterest revenue	65,960	69,673	204,959	202,926
Noninterest expense	126,903	128,317	381,565	397,390
Income before income taxes	59,118	55,946	173,544	140,601
Income tax expense	19,590	18,129	58,034	45,543
Net income	$ 39,528	$ 37,817	$ 115,510	$ 95,058

Balance Sheet - Period-end balances:
Total assets	$ 14,760,394	$ 14,611,483	$ 14,760,394	$ 14,611,483
Total securities	2,359,967	2,468,199	2,359,967	2,468,199
Loans and leases, net of unearned income	11,055,509	10,658,761	11,055,509	10,658,761
Total deposits	11,775,988	11,590,059	11,775,988	11,590,059
Long-term debt	30,000	563,495	30,000	563,495
Total shareholders' equity	1,700,502	1,724,104	1,700,502	1,724,104

Balance Sheet-Average Balances:
Total assets	$ 14,710,245	$ 14,366,759	$ 14,760,991	$ 14,083,108
Total securities	2,367,633	2,186,889	2,456,967	2,098,220
Loans and leases, net of unearned income	11,013,270	10,601,481	10,906,326	10,496,431
Total deposits	11,802,682	11,509,764	11,881,806	11,459,739
Long-term debt	162,609	430,886	362,234	240,056
Total shareholders' equity	1,695,899	1,719,503	1,702,496	1,693,055

Common Share Data:
Basic earnings per share	$ 0.43	$ 0.40	$ 1.26	$ 1.01
Diluted earnings per share	0.43	0.40	1.25	1.00
Cash dividends per share	0.14	0.13	0.39	0.33
Book value per share	18.83	18.33	18.83	18.33
Tangible book value per share (1)	15.29	14.98	15.29	14.98
Dividend payout ratio	32.20%	31.17%	31.05%	32.27%

Financial Ratios (Annualized):
Return on average assets	1.07%	1.05%	1.05%	0.90%
Return on average shareholders' equity	9.25	8.75	9.07	7.50
Total shareholders' equity to total assets	11.52	11.80	11.52	11.80
Tangible shareholders' equity to tangible assets (1)	9.56	9.86	9.56	9.86
Net interest margin-fully taxable equivalent	3.58	3.51	3.52	3.55

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	0.09%	0.04%	0.08%	0.05%
Provision for credit losses to average loans and leases	0.02	-	0.03	0.04
Allowance for credit losses to net loans and leases	1.08	1.18	1.08	1.18
Allowance for credit losses to NPLs	183.79	138.47	183.79	138.47
Allowance for credit losses to NPAs	168.37	123.05	168.37	123.05
NPLs to net loans and leases	0.59	0.85	0.59	0.85
NPAs to net loans and leases	0.64	0.96	0.64	0.96

Capital Adequacy:
Common equity Tier 1 capital	12.04%	12.13%	12.04%	12.13%
Tier 1 capital	12.04	12.32	12.04	12.32
Total capital	13.03	13.37	13.03	13.37
Tier 1 leverage capital	10.02	10.53	10.02	10.53

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

	September 30,
	2017	2016

	(Dollars in thousands, except per share data)
Tangible Assets:
Total assets	$ 14,760,394	$ 14,611,483
Less: Goodwill	300,798	294,901
Other identifiable intangible assets	18,860	19,908
Total tangible assets	$ 14,440,736	$ 14,296,674

Tangible Shareholders' Equity:
Total shareholders' equity	$ 1,700,502	$ 1,724,104
Less: Goodwill	300,798	294,901
Other identifiable intangible assets	18,860	19,908
Total tangible shareholders' equity	$ 1,380,844	$ 1,409,295

Total common shares outstanding	90,329,896	94,074,740

Tangible shareholders' equity to tangible assets	9.56%	9.86%

Tangible book value per share	$ 15.29	$ 14.98

FINANCIAL HIGHLIGHTS

The Company reported net income of $39.5 million for the third quarter of 2017, compared to net income of $37.8 million for the same quarter of 2016.  For the first nine months of 2017, the Company reported net income of $115.5 million, compared to net income of $95.1 million for the first nine months of 2016. A primary factor contributing to the increase in net income for the three months ended September 30, 2017 compared to the same period in 2016 was the increase in net interest revenue which was $120.6 million for the three months ended September 30, 2017 compared to $114.6 million for the three months ended September 30, 2016.  The increase in net interest revenue for the comparable three-month period is primarily a result of the increase in interest revenue resulting from increases in loan and lease yields and the average loan and lease portfolio more than offsetting the increase in interest expense associated with interest bearing demand deposits and long term debt.  A primary factor contributing to the increase in net income for the nine months ended September 30, 2017 compared to the same period in 2016 was the decrease in noninterest expense which was $381.6 million for the first nine months of 2017 compared to $397.4 million for the first nine months of 2016.  A pre-tax charge of $10.3 million was recorded during the first nine months of 2016 related to a liability associated with an ongoing regulatory matter.  This regulatory matter was settled during the third quarter of 2016 with no additional regulatory settlement charges deemed necessary in 2017.  Also contributing to the increase in net income for the first nine months of 2017 compared to the first nine months of 2016 was the increase in net interest revenue and noninterest revenue.  The increase in net interest revenue is a result of the increase in interest revenue resulting from increases in loan and lease yields and the average loan and lease portfolio more than offsetting the increase in interest expense associated with interest bearing demand deposits and long term debt.    The increase in noninterest revenue for the comparable nine-month periods is primarily a result of the increase in insurance commissions.

The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $120.6 million for the third quarter of 2017, an increase of $6.0 million, or 5.2%, from $114.6 million for the third quarter of 2016.  Net interest revenue was $352.7 million for the first nine months of 2017, an increase of $14.6 million, or 4.3%, from $338.1 million for the first nine months of 2016. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  One of the Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The increase in net interest revenue for the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016 was primarily a result of the increase in interest revenue related to loans and leases due to the increasing loan and lease portfolio and the increasing yields on that portfolio more than offsetting the increase in interest expense related to the increase in interest bearing demand deposits and short-term borrowings.

Interest revenue increased $8.6 million, or 7.0%, in the third quarter of 2017 compared to the third quarter of 2016 and increased $21.0 million, or 5.8%, in the first nine months of 2017 compared to the first nine months of 2016.  The Company has managed to increase loan yields while also increasing loan and leases as new loan production more than offset loan runoff in most loan categories when comparing the third quarter of 2017 to the third quarter of 2016.  The increase in interest expense of $2.6  million, or 33.8%, for the third quarter of 2017 compared to the third quarter of 2016 and $6.4 million, or 29.5%, in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to an increase in interest related to short-term borrowings coupled with the increase in average balances and rates on interest bearing deposits.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage banking operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue decreased $3.7 million, or 5.3% for the third quarter of 2017 compared to the third quarter of 2016 and increased $2.0 million, or 1.0%, for the first nine months of 2017 compared to the first nine months of 2016.  One of the primary contributors to the decrease in noninterest revenue for the third quarter of 2017 compared to the same quarter in 2016 and the increase in noninterest revenue for the comparable nine month period was mortgage banking.  Mortgage banking decreased to $6.9 million for the third quarter of 2017 compared to $11.1 million for the same quarter in 2016 and increased to $22.0 million for the first nine months of 2017 compared to $20.8 million for the first nine months of 2016.  The decrease in mortgage banking for the comparable three month period, as well as the increase in mortgage banking for the comparable nine month period, was a result of the change in MSRs.  The fair value of MSRs, including the MSR hedge, decreased approximately $46,000 during the third quarter of 2017 compared to an increase of $1.8 million for the third quarter of 2016 and decreased approximately $621,000 during the first nine months of 2017 compared to a decrease of $10.2 million during the first nine months of 2016.  Mortgage origination volume decreased 28.4% to $342.4 million for the third quarter of 2017 compared to $478.2 million for the third quarter of 2016 and decreased 19.1% to $1.0 billion for the first nine months of 2017 compared to $1.3 billion for the first nine months of 2016.  As a result of decreased mortgage originations for those periods of 2017 compared to the same periods of 2016, mortgage origination revenue decreased to $4.8 million during the third quarter of 2017 compared to $7.0 million during the third quarter of 2016 and decreased to $15.7 million during the first nine months of 2017 compared to $22.8 million for the first nine months of 2016.

Wealth management revenue remained relatively stable for the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016. Deposit service charges decreased approximately $925,000 and $3.6 million for the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016, respectively, while insurance commissions increased approximately $422,000 and $2.4 million for the same comparable periods. There were no significant non-recurring noninterest revenue items during the first nine months of 2017 or 2016.

Total noninterest expense remained relatively stable for the third quarter of 2017 compared to the third quarter of 2016 and decreased 4.0% to $381.6 million for the first nine months of 2017 compared to $397.4 million for the first nine months of 2016.  The decrease in noninterest expense during the first nine months of 2017 compared to the first nine months of 2016 was primarily a result of a pre-tax charge of $10.3 million recorded during the first nine months of 2016 related to a liability associated with an ongoing regulatory matter. This regulatory matter was settled during the third quarter of 2016 with no additional regulatory settlement charges deemed necessary.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail below.

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

The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 11,013.3	$ 120.5	4.34%	$ 10,601.5	$ 112.5	4.22%
Loans held for sale	127.1	1.2	3.84%	165.4	1.2	2.98%
Available-for-sale securities:
Taxable	2,075.2	7.4	1.41%	1,853.5	6.2	1.33%
Non-taxable (3)	292.4	3.9	5.25%	333.4	4.5	5.32%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	83.1	0.2	1.02%	311.5	0.4	0.52%
Total interest earning
assets and revenue	13,591.1	133.2	3.89%	13,265.3	124.8	3.74%
Other assets	1,240.6			1,228.3
Less: Allowance for credit losses	(121.5)			(126.8)
Total	$ 14,710.2			$ 14,366.8

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,985.1	$ 3.5	0.28%	$ 4,886.9	$ 2.4	0.19%
Savings	1,634.6	0.5	0.12%	1,525.0	0.5	0.12%
Other time	1,813.5	3.8	0.84%	1,876.3	3.6	0.78%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	856.8	1.9	0.85%	454.8	0.2	0.15%
Junior subordinated debt securities	-	-	-	23.2	0.2	3.27%
Long-term debt	162.6	0.7	1.79%	430.9	0.9	0.83%
Total interest bearing
liabilities and expense	9,452.6	10.4	0.44%	9,197.1	7.8	0.34%
Demand deposits -
noninterest bearing	3,369.5			3,221.5
Other liabilities	192.2			228.7
Total liabilities	13,014.3			12,647.3
Shareholders' equity	1,695.9			1,719.5
Total	$ 14,710.2			$ 14,366.8
Net interest revenue-FTE		$ 122.8			$ 117.0
Net interest margin-FTE			3.58%			3.51%
Net interest rate spread			3.45%			3.41%
Interest bearing liabilities to
interest earning assets			69.55%			69.33%

(1)  Includes taxable equivalent adjustment to interest of $0.9 million for both the three months ended September 30, 2017 and 2016 using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $1.4 million and $1.6 million for the three months ended September 30, 2017 and 2016, respectively, using an effective tax rate of 35%.

	Nine months ended September 30,
	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 10,906.3	$ 349.0	4.28%	$ 10,496.4	$ 331.2	4.22%
Loans held for sale	131.6	3.5	3.54%	137.2	3.4	3.32%
Available-for-sale securities:
Taxable	2,157.8	22.2	1.38%	1,757.9	18.1	1.37%
Non-taxable (3)	299.2	11.8	5.26%	340.3	13.6	5.35%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	152.4	1.0	0.84%	288.5	0.9	0.42%
Total interest earning
assets and revenue	13,647.3	387.5	3.80%	13,020.3	367.2	3.77%
Other assets	1,237.6			1,189.3
Less: allowance for credit losses	(123.9)			(126.5)
Total	$ 14,761.0			$ 14,083.1

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 5,101.9	$ 9.5	0.25%	$ 4,982.1	$ 6.7	0.18%
Savings	1,616.6	1.4	0.12%	1,501.3	1.3	0.12%
Other time	1,827.9	11.1	0.81%	1,856.5	10.4	0.75%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	619.8	3.2	0.68%	448.1	0.5	0.15%
Junior subordinated debt securities	0.4	-	3.29%	23.2	0.6	3.23%
Long-term debt	362.2	2.9	1.06%	240.0	2.1	1.16%
Total interest bearing
liabilities and expense	9,528.8	28.1	0.39%	9,051.2	21.6	0.32%
Demand deposits -
noninterest bearing	3,335.4			3,119.8
Other liabilities	194.3			219.0
Total liabilities	13,058.5			12,390.0
Shareholders' equity	1,702.5			1,693.1
Total	$ 14,761.0			$ 14,083.1
Net interest revenue-FTE		$ 359.4			$ 345.6
Net interest margin-FTE			3.52%			3.55%
Net interest rate spread			3.40%			3.45%
Interest bearing liabilities to
interest earning assets			69.82%			69.52%

(1)  Includes taxable equivalent adjustment to interest of $2.6 million and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively, using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $4.1 million and $4.8 million for the nine months ended September 30, 2017 and 2016, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended September 30, 2017 increased $5.8 million, or 5.0%, compared to the same period in 2016. Net interest revenue-FTE for the nine-month period ended September 30, 2017 increased $13.8 million, or 4.0%, compared to the same period in 2016.   The increase in net interest revenue-FTE for the comparable three-month and nine-month periods was primarily a result of the increase in interest revenue-FTE related to the increase in average earning assets with that increase somewhat offset by the increase in rates paid on other time deposits and in the average balance of demand deposits.   The increase in earning

assets was primarily a result of loan run-off being more than replaced with new higher yielding loans coupled with an increase in higher rate securities.  Rates on interest bearing liabilities increased as a result of increases in rates paid on interest-bearing and other time deposits.

Interest revenue-FTE for the three-month period ended September 30, 2017 increased $8.4 million, or 6.7%, compared to the same period in 2016.  Interest revenue-FTE for the nine-month period ended September 30, 2017 increased $20.3 million, or 5.5%, compared to the same period in 2016.  The increase in interest revenue-FTE for these comparable periods was a result of the rising loan yields in combination with loan growth noticed during the third quarter and first nine months of 2017.  The yield on average interest-earning assets increased 15 basis points for the third quarter of 2017 compared to the third quarter of 2016 and increased 3 basis points for the first nine months of 2017 compared to the first nine months of 2016.  Average interest-earning assets increased $325.8 million, or 2.5%, for the three-month period ended September 30, 2017, compared to the same period in 2016.  Average interest-earning assets increased $627.0 million, or 4.8%, for the nine month period ended September 30, 2017, compared to the same period in 2016.

Interest expense for the three-month period ended September 30, 2017 increased $2.6  million, or 33.3%, compared to the same periods in 2016.  Interest expense for the nine-month period ended September 30, 2017 increased $6.5 million, or 30.1%, compared to the same period in 2016.  The increase in interest expense for the comparable three-month and nine-month periods was primarily a result of the increase in average short-term borrowings combined with the increase in average balances and rates paid on interest bearing and other time deposits.  Average rates paid on interest bearing liabilities increased 10 basis points for the third quarter of 2017 compared to the third quarter of 2016 and increased 7  basis points for the first nine months of 2017 compared to the first nine months of 2016.  Average interest bearing liabilities increased $255.5 million, or 2.8%, for the third quarter of 2017 compared to the third quarter of 2016 and increased $477.6 million, or 5.3%, for the first nine months of 2017 compared to the first nine months of 2016.  The increase in average interest bearing liabilities for these periods was primarily a result of increases in average interest bearing demand and savings deposits combined with the increase in average short-term borrowings.

Net interest margin-FTE was 3.58% and 3.51% for the three months ended September 30, 2017 and September 30, 2016, respectively.  Net interest margin-FTE was 3.52% and 3.55% for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.

The following table presents the Company’s interest rate sensitivity at September 30, 2017:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$ 52,316	$ -	$ -	$ -
Available-for-sale and trading securities	230,335	523,633	1,286,423	319,576
Loans and leases, net of unearned income	3,297,556	1,678,873	4,978,818	1,100,262
Loans held for sale	138,353	-	-	-
Total interest earning assets	3,718,560	2,202,506	6,265,241	1,419,838
Interest bearing liabilities:
Interest bearing demand and savings deposits	6,563,160	-	-	-
Other time deposits	289,789	657,668	850,974	-
Federal funds purchased , securities
sold under agreement to repurchase,
short-term FHLB borrowings and other
short-term borrowings	1,046,044	-	-	-
Long-term debt	-	-	30,000	-
Total interest bearing liabilities	7,898,993	657,668	880,974	-
Interest rate sensitivity gap	$ (4,180,433)	$ 1,544,838	$ 5,384,267	$ 1,419,838
Cumulative interest sensitivity gap	$ (4,180,433)	$ (2,635,595)	$ 2,748,672	$ 4,168,510

In the event interest rates increase after September 30, 2017, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest earning assets.  However, the Company’s historical repricing sensitivity on interest bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after September 30, 2017, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at September 30, 2017 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.

As of September 30, 2017, the Bank had $2.3  billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.17%, an average maturity of 180 months and a fully-indexed interest rate of 4.87% at September 30, 2017.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  The fully-indexed interest rate also considers the impact of loans that will earn an interest rate above their floor at their next repricing date. While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At September 30, 2017, the Company had $333.1 million, $4.9  billion and $730.1 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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

The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of September 30, 2017 and 2016 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.

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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	September 30, 2017	September 30, 2016
+400 basis points	4.3%	8.5%
+300 basis points	6.4%	10.0%
+200 basis points	7.3%	9.8%
+100 basis points	3.6%	4.8%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	September 30, 2017	September 30, 2016
+400 basis points	23.4%	30.4%
+300 basis points	18.3%	23.5%
+200 basis points	11.7%	15.4%
+100 basis points	5.8%	7.5%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	September 30, 2017	September 30, 2016
+200 basis points	2.8%	4.1%
-200 basis points	NM	NM
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

At September 30, 2017, impaired loans totaled $19.7 million, which was net of cumulative charge-offs of $11.0 million.  Additionally, the Company had specific reserves for impaired loans of approximately $581,000 included in the allowance for credit losses.  Impaired loans at September 30, 2017 were primarily from the Company’s commercial and industrial portfolio and agricultural real estate portfolio.  Impaired loan charge-offs are determined necessary when management determines that the amount is not likely to be collected.

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

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$ 121,561	$ 126,935	$ 123,736	$ 126,458

Loans and leases charged off:
Commercial and industrial	(1,963)	(1,180)	(6,120)	(2,068)
Real estate
Consumer mortgages	(1,193)	(595)	(2,311)	(1,782)
Home equity	(439)	(237)	(1,023)	(1,011)
Agricultural	(54)	(89)	(104)	(110)
Commercial and industrial-owner occupied	(20)	(261)	(1,884)	(1,075)
Construction, acquisition and development	(29)	(5)	(113)	(511)
Commercial real estate	(49)	(14)	(69)	(1,129)
Credit cards	(745)	(696)	(2,364)	(2,030)
All other	(711)	(713)	(1,861)	(1,617)
Total loans charged off	(5,203)	(3,790)	(15,849)	(11,333)

Recoveries:
Commercial and industrial	481	263	2,005	814
Real estate
Consumer mortgages	642	327	1,606	1,281
Home equity	378	109	844	435
Agricultural	77	28	152	160
Commercial and industrial-owner occupied	285	117	959	343
Construction, acquisition and development	260	382	1,792	1,178
Commercial real estate	151	1,043	295	2,235
Credit cards	177	262	631	642
All other	187	211	825	674
Total recoveries	2,638	2,742	9,109	7,762
Net charge-offs	(2,565)	(1,048)	(6,740)	(3,571)
Provision charged to operating expense	500	-	2,500	3,000
Balance, end of period	$ 119,496	$ 125,887	$ 119,496	$ 125,887

Average loans for period	$ 11,013,270	$ 10,601,481	$ 10,906,326	$ 10,496,431
Ratios:
Net charge-offs to average loans (annualized)	0.09%	0.04%	0.08%	0.05%
Provision for credit losses to average
loans and leases, net of unearned income (annualized)	0.02%	0.00%	0.03%	0.04%
Allowance for credit losses to loans
and leases, net of unearned income	1.08%	1.18%	1.08%	1.18%

Net chargeoffs were $2.6 million in the third quarter of 2017 compared to $1.0 million in the third quarter of 2016.  Net chargeoffs were $6.7 million in the first nine months of 2017 compared to net chargeoffs of $3.6 million in the first nine months of 2016.  Annualized net chargeoffs as a percentage of average loans and leases for the third quarter of 2017 were 0.09%, compared to 0.04% for the third quarter of 2016.  Total recoveries were $2.6  million and $9.1 million for the three-month and nine-month periods ended September 30, 2017, compared to $2.7 million and $7.8 million for the three-month and nine-month periods ended September 30, 2016 with 22.0% of the first nine months of 2017 recoveries being noticed in the commercial and industrial portfolio.

A $0.5 million provision for credit losses was recorded for the third quarter of 2017, with no provision for credit losses recorded for the third quarter of 2016.  A $2.5 million and $3.0 million provision for credit losses was recorded for the first nine months of 2017 and 2016, respectively.  As of September 30, 2017 and 2016, 35% and 55%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 64% and 83% of their contractual principal balance at September 30, 2017 and 2016, respectively.

The allowance for credit losses decreased $6.4 million to $119.5 million at September 30, 2017 compared to $125.9 million at September 30, 2016.  The decrease was a result of improving credit metrics since September 30, 2016, including reductions in impaired loans and NPLs.

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

	September 30,				December 31,
	2017		2016		2016
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$17,804	13.6%	$17,845	15.2%	$ 19,170	14.9%
Real estate
Consumer mortgages	30,705	25.5	31,619	24.4	30,386	24.4
Home equity	5,833	5.7	8,047	5.8	7,174	5.8
Agricultural	2,127	2.2	2,152	2.3	2,172	2.2
Commercial and industrial-owner occupied	14,863	16.6	12,785	15.6	12,899	16.3
Construction, acquisition and development	13,455	10.6	13,577	10.5	13,957	10.7
Commercial real estate	21,591	21.1	26,847	21.0	24,845	20.7
Credit cards	7,225	0.9	7,118	1.0	7,787	1.0
All other	5,893	3.8	5,897	4.2	5,346	4.0
Total	$119,496	100.0%	$125,887	100.0%	$ 123,736	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months and nine months ended September 30, 2017 and 2016 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2017	2016	% Change
	(Dollars in thousands)
Mortgage banking excl. MSR and MSR Hedge Market value	$ 6,955	$ 9,274	(25.0)%
MSR and MSR Hedge Market value adjustment	(46)	1,813	NM
Credit card, debit card and merchant fees	9,346	9,292	0.6
Deposit service charges	10,388	11,313	(8.2)
Securities gains, net	5	1	NM
Insurance commissions	28,616	28,194	1.5
Trust income*	3,803	3,641	4.4
Annuity fees *	246	446	(44.8)
Brokerage commissions and fees*	1,337	1,225	9.1
Bank-owned life insurance	2,700	1,775	52.1
Other miscellaneous income	2,610	2,699	(3.3)
Total noninterest revenue	$ 65,960	$ 69,673	(5.3)%
* Included in Wealth Management revenue on the Consolidated Statements of Income

	Nine months ended
	September 30,
	2017	2016	% Change
	(Dollars in thousands)
Mortgage banking excl. MSR and MSR Hedge Market value	$ 22,654	$ 31,036	(27.0)%
MSR and MSR Hedge Market value adjustment	(621)	(10,233)	(93.9)
Credit card, debit card and merchant fees	27,814	27,748	0.2
Deposit service charges	29,783	33,345	(10.7)
Securities gains, net	1,099	89	NM
Insurance commissions	92,682	90,246	2.7
Trust income*	11,043	10,564	4.5
Annuity fees*	859	1,388	(38.1)
Brokerage commissions and fees*	3,933	3,816	3.1
Bank-owned life insurance	6,079	5,481	10.9
Other miscellaneous income	9,634	9,446	2.0
Total noninterest revenue	$ 204,959	$ 202,926	1.0%
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

In the course of conducting the Company’s mortgage banking activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first nine months of 2017, 17 mortgage loans were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $531,000 was recognized related to repurchased or make whole loans.  During the first nine months of 2016, 18 mortgage loans totaling approximately $1.3 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $220,000 was recognized related to repurchased or make whole loans.

At September 30, 2017, the Company had accrued $1.3 million for its estimate of losses from representation and warranty obligations.  The reserve was based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  Before beginning the foreclosure process, a mortgage loan foreclosure working group of the Bank reviews the identified delinquent loan.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.

Origination revenue, a component of mortgage banking, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $342.4 million and  $478.2 million produced origination revenue of $4.8 million and $7.0 million for the quarters ended September 30, 2017 and 2016, respectively.  Mortgage loan origination volumes of $1.0 billion and $1.3 billion produced origination revenue of $15.7 million and $22.8 million for the first nine months ended September 30, 2017 and 2016, respectively.  The decrease in mortgage origination revenue for the third quarter and first nine months ended September 30, 2017 compared to the third quarter and first nine months ended September 30, 2016 is a result of the decrease in mortgage loan originations coupled with an increase in the transfer of originations to the Company’s loan portfolio versus sold in the secondary market.

Revenue from the servicing process, another component of mortgage banking, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $4.6 million for both the quarters ended September 30, 2017 and 2016.  For the nine months ended September 30, 2017 and 2016, revenue from the servicing of loans was $14.2 million and $14.1 million, respectively.

Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is also impacted by principal payments, prepayments, chargeoffs and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments, chargeoffs and payoffs were $2.5  million and $2.3 million for the quarters ended September 30, 2017 and 2016, respectively.  Decreases in value from principal payments, prepayments, chargeoffs and payoffs were $7.2 million and $5.8 million for the first nine months of September 30, 2017 and 2016, respectively.  The Company began hedging the change in fair value of its MSRs during the fourth quarter of 2015.  At September 30, 2017, the Company had a hedge in place designed to cover approximately 6% of the MSR value. The Company is susceptible to fluctuations in their value in changing interest rate environments.   Reflecting this sensitivity to interest rates, the fair value of MSRs, including the MSR hedges decreased approximately $46,000 and increased $1.8 million for the third quarters ended September 30, 2017 and 2016, respectively, and decreased approximately $621,000 and  $10.2 million for the first nine months of 2017 and 2016, respectively.

	Three months ended
	September 30,
	2017	2016	% Change
	(Dollars in thousands)
Mortgage banking:
Origination	$ 4,809	$ 6,973	(31.0)%
Servicing	4,648	4,639	0.2
Payoffs/Paydowns	(2,502)	(2,338)	7.0
	6,955	9,274
Market value adjustment on MSR	36	1,813	(98.0)
Market value adjustment on MSR Hedge	(82)	-	100.0
Mortgage banking	$ 6,909	$ 11,087	(37.7)%

	(Dollars in millions)
Origination volume	$ 342	$ 478	(28.5)%

	Nine months ended
	September 30,
	2017	2016
	(Dollars in thousands)
Mortgage banking:
Origination	$ 15,697	$ 22,759	(31.0)%
Servicing	14,160	14,061	0.7
Payoffs/Paydowns	(7,203)	(5,784)	24.5
	22,654	31,036
MSR market value adjustment	(671)	(10,233)	(93.4)
Market value adjustment on MSR Hedge	50	-	100.0
Mortgage banking	$ 22,033	$ 20,803	5.9%

	(Dollars in millions)
Origination volume	$ 1,016	$ 1,256	(19.1)%

Outstanding principal balance of mortgage loans serviced at period-end	$ 6,507	$ 6,285	3.5%

Credit card, debit card and merchant fees remained stable for the comparable three-month and nine-month periods.  Deposit service charge revenue decreased 8.2% and 10.7% when comparing the three-month and nine-month periods ended September 30, 2017 and 2016, respectively,  due to modifications made on the calculation and assessment of overdraft fees since September 30, 2016.

Net security gains of approximately $5,000 and $1.1 million for the three-month and nine-month periods ended September 30, 2017, respectively, and net security gains of approximately $1,000 and $89,000 for the three-month and nine-month periods ended September 30, 2016 were a result of sales and calls of available-for-sale securities.

Insurance commissions increased 1.5% and 2.7% for the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016 as a result of new policies and growth from existing customers coupled with the revenue contributed by the small insurance agencies acquired during the second quarter and fourth quarter of 2016.    Trust income increased 4.4% and 4.5% during the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016 as a result of increases in the value of assets under management or in custody, as revenue is earned on assets under management.  Annuity fees decreased 44.8% and 38.1% for the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016 as a result of less annuity sales during the third quarter and first nine months of 2017.  Brokerage commissions and fees remained relatively stable for the comparable three-month period and nine month periods. Bank-owned life insurance increased 52.1% and 10.9% for the comparable three-month and nine-month periods as a result of recording life insurance proceeds in the first nine months of 2017 with lower proceeds recorded during the first nine months of 2016.  Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items decreased 3.3% and increased 2.0% for the comparable three-month and nine-month periods ended September 30, 2017 and 2016, respectively.  The decrease in other miscellaneous revenue for the comparable three-month periods is primarily a result of decreases in credit trading fee income and gains on sale of fixed assets.  The increase in other miscellaneous revenue for the comparable nine-month periods is primarily a result of income received upon the settlement of a lawsuit.

Noninterest Expense

The components of noninterest expense for the three months and nine months ended September 30, 2017 and 2016 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2017	2016	% Change
	(Dollars in thousands)
Salaries and employee benefits	$ 81,415	$ 80,884	0.7%
Occupancy, net	10,343	10,412	(0.7)
Equipment	3,352	3,423	(2.1)
Deposit insurance assessments	2,499	3,227	(22.6)
Advertising	1,185	925	28.1
Foreclosed property expense	447	859	(48.0)
Telecommunications	1,192	1,288	(7.5)
Public relations	675	718	(6.0)
Data processing	6,942	6,856	1.3
Computer software	3,074	2,976	3.3
Amortization of intangibles	994	923	7.7
Legal fees	1,016	1,064	(4.5)
Postage and shipping	1,050	1,059	(0.8)
Other miscellaneous expense	12,719	13,703	(7.2)
Total noninterest expense	$ 126,903	$ 128,317	(1.1)%

	Nine months ended
	September 30,
	2017	2016	% Change
	(Dollars in thousands)
Salaries and employee benefits	$ 244,398	$ 243,238	0.5%
Occupancy, net of rental income	31,100	30,794	1.0
Equipment	10,358	10,483	(1.2)
Deposit insurance assessments	7,244	8,097	(10.5)
Regulatory settlement	-	10,277	(100.0)
Advertising	2,885	2,601	10.9
Foreclosed property expense	2,457	3,349	(26.6)
Telecommunications	3,572	3,842	(7.0)
Public relations	2,049	1,978	3.6
Data processing	20,795	19,932	4.3
Computer software	8,968	8,368	7.2
Amortization of intangibles	3,034	2,672	13.5
Legal fees	3,575	7,353	(51.4)
Merger expense	-	2	(100.0)
Postage and shipping	3,305	3,161	4.6
Other miscellaneous expense	37,825	41,243	(8.3)
Total noninterest expense	$ 381,565	$ 397,390	(4.0)%

Salaries and employee benefits, occupancy and equipment expense remained relatively stable for the three months and nine months ended September 30, 2017 compared to the same periods in 2016. Deposit insurance assessments decreased 22.6% and 10.5% for the comparable three-month and nine-month periods as a result of movement evidenced in several variables utilized by the FDIC in calculating the deposit insurance assessment.    A pre-tax charge of $10.3 million was recorded during the first nine months of 2016 related to a liability associated with ongoing regulatory matters. No similar charges were recorded in the first nine months of 2017.

Foreclosed property expense decreased 48.0% and 26.6% for the comparable three months and nine months ended September 30, 2017 and 2016, respectively.  The decrease for the comparable three-month and nine-month periods  was a  result of fewer writedowns of foreclosed property.  During the first nine months of 2017, the Company added $5.2 million to OREO through foreclosures.  Sales of OREO in the first nine months of 2017 were $5.9 million, resulting in a net gain of approximately $26,000.  The components of foreclosed property expense for the three months and nine months ended September 30, 2017 and 2016 and the percentage change between periods are shown in the following tables:

	Three months ended
	September 30,
	2017	2016	% Change
	(Dollars in thousands)
Gain on sale of other real estate owned	$ (97)	$ (57)	70.2%
Writedown of other real estate owned	261	582	(55.2)
Other foreclosed property expense	283	334	(15.3)
Total foreclosed property expense	$ 447	$ 859	(48.0)%

	Nine months ended
	September 30,
	2017	2016	% Change
	(Dollars in thousands)
(Gain) loss on sale of other real estate owned	$ (26)	$ 202	NM %
Writedown of other real estate owned	1,151	2,052	(43.9)
Other foreclosed property expense	1,332	1,095	21.6
Total foreclosed property expense	$ 2,457	$ 3,349	(26.6)%

NM=Not Meaningful

While the Company experienced some fluctuations in various components of other noninterest expense, including telecommunications, computer software and amortization of intangibles, the primary fluctuations included the decrease in legal fees and in other miscellaneous expense for the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016. The decrease in legal fees and other miscellaneous expense is a result of additional legal, consulting and compliance costs recorded during the first nine months of 2016 related to ongoing regulatory matters more than offsetting legal, consulting and compliance costs recorded during the first nine months of 2017.

Income Tax

The Company recorded income tax expense of $19.6  million and $58.0 million for the third quarter and first nine months of 2017, respectively, compared to income tax expense of $18.1 million and $45.5 million for the third quarter and first nine months of 2016, respectively.   The primary differences between the Company’s recorded expense for the third quarter and first nine months of 2017 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income and other tax preference items.   Upon adoption of ASU 2016-09 regarding stock based compensation in the first quarter of 2017, the Company estimates, based on currently enacted tax rates, the change will result in an incremental effect on tax provision ranging from approximately $561,000 to approximately $930,000 of tax benefit.  The actual effects of adoption in 2017 will primarily depend upon the share price of the Company’s stock, which affects the probability of exercise of certain stock options and the magnitude of windfalls for all awards upon either vesting or exercise.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at September 30, 2017 were $13.6  billion, or 92.2% of total assets, compared with $13.5 billion, or 92.0% of total assets, at December 31, 2016.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 81.0% of average earning assets during the third quarter of 2017.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $11.1 billion and $10.8 billion at September 30, 2017 and December 31, 2016, respectively.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	September 30,		December 31,
	2017	2016	2016

	(In thousands)

Commercial and industrial	$ 1,508,794	$ 1,619,668	$ 1,615,608
Real estate
Consumer mortgages	2,826,333	2,611,387	2,643,966
Home equity	626,961	622,566	628,846
Agricultural	247,211	242,171	245,377
Commercial and industrial-owner occupied	1,835,430	1,668,477	1,764,265
Construction, acquisition and development	1,175,979	1,121,386	1,157,248
Commercial real estate	2,336,219	2,240,717	2,237,719
Credit cards	104,613	107,447	109,656
All other	411,766	451,347	432,827
Gross Loans Total (1)	11,073,306	10,685,166	10,835,512
Less: Unearned Income	17,797	26,405	23,521
Net Loans	$ 11,055,509	$ 10,658,761	$ 10,811,991
(1)	Gross loans and leases are net of deferred costs of $3.5 million, $2.2 million and approximately $282,000 at September 30, 2017 and 2016 and December 31, 2016, respectively.

The following table shows the Company’s loans and leases, net of unearned income by segment, class and geographical location as of September 30, 2017:

	Alabama
	and Florida
	Panhandle	Arkansas	Louisiana	Mississippi	Missouri	Tennessee	Texas	Other	Total
	(In thousands)
Commercial and industrial	$ 136,368	$ 195,461	$ 193,882	$ 551,391	$ 70,856	$ 108,389	$ 200,118	$ 49,887	$ 1,506,352
Real estate
Consumer mortgages	379,388	327,113	233,715	879,524	92,807	316,209	543,855	53,722	2,826,333
Home equity	96,418	47,361	70,916	230,493	21,531	139,521	19,348	1,373	626,961
Agricultural	8,298	83,830	25,290	66,829	7,205	13,019	42,722	18	247,211
Commercial and industrial-owner occupied	210,503	203,249	223,947	710,693	46,384	154,354	286,300	-	1,835,430
Construction, acquisition and development	126,581	75,400	57,445	355,559	20,391	164,014	376,589	-	1,175,979
Commercial real estate	300,226	357,712	236,589	574,667	209,097	212,296	445,632	-	2,336,219
Credit cards	-	-	-	-	-	-	-	104,613	104,613
All other	52,154	40,023	22,141	210,898	2,969	22,066	39,332	6,828	396,411
Total	$ 1,309,936	$ 1,330,149	$ 1,063,925	$ 3,580,054	$ 471,240	$ 1,129,868	$ 1,953,896	$ 216,441	$ 11,055,509

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of September 30, 2017:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total
	(In thousands)
Commercial and industrial	$ 18,167	$ 500,453	$ 706,522	$ 281,210	$ 1,506,352
Real estate
Consumer mortgages	3,024	272,690	276,464	2,274,155	2,826,333
Home equity	1,201	75,146	342,964	207,650	626,961
Agricultural	3,033	36,477	45,206	162,495	247,211
Commercial and industrial-owner occupied	23,548	174,619	354,984	1,282,279	1,835,430
Construction, acquisition and development	6,662	617,019	251,580	300,718	1,175,979
Commercial real estate	1,385	217,159	590,635	1,527,040	2,336,219
Credit cards	-	104,613	-	-	104,613
All other	751	176,648	159,942	59,070	396,411
Total	$ 57,771	$ 2,174,824	$ 2,728,297	$ 6,094,617	$ 11,055,509

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production.  Commercial and industrial loans outstanding decreased 6.9% from December 31, 2016 to September 30, 2017.

Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 25 years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding increased 6.8% at September 30, 2017 compared to December 31, 2016.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding decreased by 0.3% at September 30, 2017 compared to December 31, 2016.

Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding increased by 0.8% from December 31, 2016 to September 30, 2017.

Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans increased 4.0% from December 31, 2016 to September 30, 2017.

Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. The Bank generally engages in construction and development lending only in local markets served by its branches. Construction, acquisition and development loans remained relatively stable increasing 1.7% from December 31, 2016 to September 30, 2017.

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

At September 30, 2017, the Company had $117.7 million in construction, acquisition and development loans that provided for the use of interest reserves with $1.2 million and $2.9 million recognized as interest income during the third quarter and first nine months of 2017.  There were no construction, acquisition and development loans with interest reserves that were on non-accrual status at September 30, 2017.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.

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

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial real estate loans increased 4.3% from December 31, 2016 to September 30, 2017.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 4.9% from December 31, 2016 to September 30, 2017.

All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances, net of unearned income decreased 4.0% from December 31, 2016 to September 30, 2017.

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

	September 30,		December 31,
	2017	2016	2016
	(Dollars in thousands)
Non-accrual loans and leases	$ 55,796	$ 70,725	$ 71,812
Loans 90 days or more past due, still accruing	1,855	2,255	3,983
Restructured loans and leases, still accruing	7,366	17,936	26,047
Total NPLs	65,017	90,916	101,842

Other real estate owned	5,956	11,391	7,810
Total NPAs	$ 70,973	$ 102,307	$ 109,652

NPLs to net loans and leases	0.59%	0.85%	0.94%
NPAs to net loans and leases	0.64%	0.96%	1.01%

NPLs decreased 36.2% to $65.0 million at September 30, 2017 compared to $101.8 million at December 31, 2016 and decreased 28.5% compared to $90.9 million at September 30, 2016.  Included in NPLs at September 30, 2017 were $19.7 million of loans that were impaired.  These impaired loans had a specific reserve of appoximately  $581,000 included in the allowance for credit losses of $119.5 million at September 30, 2017, and were net of $11.0  million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2016 included $38.2 million of loans that were impaired.  These impaired loans had a specific reserve of $4.4 million included in the allowance for credit losses of $123.7 million at December 31, 2016.  NPLs at September 30, 2016 included $39.1 million of loans that were impaired.  These impaired loans had a specific reserve of $3.7 million included in the allowance for credit losses of $125.9 million at September 30, 2016.

Non-accrual loans at September 30, 2017 reflected a decrease of $16.0 million, or 22.3%, compared to December 31, 2016 and a decrease of $14.9 million, or 21.1%, compared to September 30, 2016.  While non-accrual loans decreased slightly in several loan categories when comparing September 30, 2017 to December 31, 2016, the primary decreases in non-accrual loans are recognized in the construction, acquisition and development and the commercial real estate portfolios.  Non-accrual loans related to the construction, acquisition and development real estate portfolio decreased $5.3 million, or 74.8%, to $1.8 million at September 30, 2017 compared to $7.0 million at December 31, 2016.  Non-accrual loans related to the commercial real estate portfolio decreased $8.8 million, or 65.3%, to $4.6 million at September 30, 2017 compared to $13.4 million at December 31, 2016.  The decreases in non-accrual loans related to the construction, acquisition and development and commercial real estate portfolios was a result of paydowns on existing non-accrual loans combined with the reclassification of non-accrual loans to accrual loans exceeding the addition of non-accrual loans.    The decrease in the construction, acquisition and development and commercial real estate portfolios was partially offset by the increase of $4.4  million, or 282.9%, in the agricultural real estate portfolio to $5.9 million at September 30, 2017 compared to approximately $1.5 million at December 31, 2016 with the increase a result of additions to nonaccrual loans exceeding paydowns.

The Bank’s NPLs are primarily located in Arkansas and Mississippi as these markets represent $41.3 million, or 63.5% of total NPLs of $65.0 million at September 30, 2017.    The following table presents the NPLs by geographical location at September 30, 2017:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Alabama and Florida Panhandle	$ 1,309,936	$ 10	$ 3,987	$ 399	$ 4,396	0.3%
Arkansas	1,330,149	39	8,664	2,050	10,753	0.8
Louisiana	1,063,925	147	3,644	997	4,788	0.5
Mississippi	3,580,054	769	27,791	1,950	30,510	0.9
Missouri	471,240	44	2,005	-	2,049	0.4
Tennessee	1,129,868	108	2,125	994	3,227	0.3
Texas	1,953,896	145	6,600	115	6,860	0.4
Other	216,441	593	980	861	2,434	1.1
Total	$ 11,055,509	$ 1,855	$ 55,796	$ 7,366	$ 65,017	0.6%

OREO decreased by $1.9 million to $6.0 million at September 30, 2017 compared to $7.8 million at December 31, 2016 and decreased by $5.4 million compared to $11.4 million at September 30, 2016.  OREO decreased as a result of sales of foreclosed properties exceeding new foreclosures. Writedowns were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.

The Company has processes in place to review credits upon renewal or modification to determine if concessions are being granted that meet the requirements set forth in FASB ASC 310.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a nine-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $11.7 million and $40.9 million at September 30, 2017 and December 31, 2016, respectively.  Restructured loans of $4.3 million and $14.8 million were included in the non-accrual loan category at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017,  the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at September 30, 2017:

	September 30, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
	(In thousands)
Commercial and industrial	$ 1,449,512	$ 762	$ 50,633	$ 290	$ 146	$ 5,009	$ 1,506,352
Real estate
Consumer mortgages	2,768,161	-	55,836	272	-	2,064	2,826,333
Home equity	617,463	-	8,731	-	-	767	626,961
Agricultural	234,563	-	7,372	-	-	5,276	247,211
Commercial and industrial-owner occupied	1,766,055	2,920	62,232	-	-	4,223	1,835,430
Construction, acquisition and development	1,159,359	3,718	12,902	-	-	-	1,175,979
Commercial real estate	2,293,845	-	39,805	177	-	2,392	2,336,219
Credit cards	104,613	-	-	-	-	-	104,613
All other	392,100	-	4,211	100	-	-	396,411
Total	$ 10,785,671	$ 7,400	$ 241,722	$ 839	$ 146	$ 19,731	$ 11,055,509

(1) Impaired loans are shown exclusive of $7.4 million of accruing TDRs and $3.3 million of non-accruing TDRs.

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At September 30, 2017, the Bank had $5.1 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at September 30, 2017:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total
	(In thousands)
Pass	$ 10,766,516	$ 14,229	$ 2,839	$ 2,087	$ 10,785,671
Special Mention	7,400	-	-	-	7,400
Substandard	199,368	14,963	7,430	19,961	241,722
Doubtful	283	65	290	201	839
Loss	-	-	-	146	146
Impaired	3,196	1,058	1,952	13,525	19,731
Total	$ 10,976,763	$ 30,315	$ 12,511	$ 35,920	$ 11,055,509

All loan grade categories increased at September 30, 2017 compared to December 31, 2016 with the exception of the Impaired loan grade categories, which decreased $18.5 million, or 48.4%, at September 30, 2017 compared to December 31, 2016.  Of the $241.7 million of Substandard loans and leases, 82.5% remained current as to scheduled repayment of principal and interest, with only 8.3% having outstanding balances that were 90 days or more past due at September 30, 2017.  Of the $19.7 million of Impaired loans and leases, 16.2% remained current as to scheduled repayment of principal and/or interest, with 68.5% having outstanding balances that were 90 days or more past due at September 30, 2017.

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

The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at September 30, 2017:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Commercial and industrial	$ 1,506,352	$ 115	$ 8,776	$ 996	$ 9,887	0.7%
Real estate
Consumer mortgages	2,826,333	1,240	23,635	792	25,667	0.9
Home equity	626,961	-	2,555	94	2,649	0.4
Agricultural	247,211	34	5,919	15	5,968	2.4
Commercial and industrial-owner occupied	1,835,430	-	7,558	3,565	11,123	0.6
Construction, acquisition and development	1,175,979	-	1,771	140	1,911	0.2
Commercial real estate	2,336,219	-	4,645	902	5,547	0.2
Credit cards	104,613	466	126	806	1,398	1.3
All other	396,411	-	811	56	867	0.2
Total	$ 11,055,509	$ 1,855	$ 55,796	$ 7,366	$ 65,017	0.6%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Available-for-sale securities were $2.4 billion and $2.5 billion at September 30, 2017 and December 31, 2016, respectively.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At September 30, 2017, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of September 30, 2017:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Available-for-sale Securities:	(Dollars in thousands)
Aaa	$ 2,056,143	87.4%	$ 2,051,606	86.9%
Aa1 to Aa3	110,008	4.7	115,738	4.9
A1 to A3	35,479	1.5	37,328	1.6
Not rated (1)	151,662	6.4	155,295	6.6
Total	$ 2,353,292	100.0%	$ 2,359,967	100.0%
(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $56.6  million and a market value of $59.4  million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the third quarter of 2017 that indicated the necessity of an earlier goodwill impairment assessment.

In the current environment, forecasting cash flows, credit losses and growth, in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  If market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $300.8 million at both September 30, 2017 and December 31, 2016.

Other Real Estate Owned

OREO was $6.0 million and  $7.8 million at September 30, 2017 and December 31, 2016, respectively.  OREO at September 30, 2017 had aggregate loan balances at the time of foreclosure of $15.1  million.  OREO at December 31, 2016 had aggregate loan balances at the time of foreclosure of $12.5 million.  The following table presents the OREO by segment and class at the dates indicated:

	September 30,		December 31,
	2017	2016	2016
	(In thousands)
Commercial and industrial	$ -	$ -	$ -
Real estate
Consumer mortgages	1,634	1,956	857
Home equity	58	39	39
Agricultural	22	25	22
Commercial and industrial-owner occupied	1,539	1,921	1,958
Construction, acquisition and development	2,390	6,085	3,746
Commercial real estate	244	1,183	1,128
All other	69	182	60
Total	$ 5,956	$ 11,391	$ 7,810

While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the consumer mortgage and commercial and industrial-owner occupied real estate portfolios at September 30, 2017 indicated that a majority of additions to OREO in the near-term might be from these categories.

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

The following table presents the Company’s noninterest bearing, interest bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	September 30,	December 31,
	2017	2016	% Change
	(Dollars in millions)
Noninterest bearing demand	$ 3,414	$ 3,251	5.0%
Interest bearing demand	4,925	5,034	(2.2)
Savings	1,638	1,562	4.9
Other time	1,799	1,841	(2.3)
Total deposits	$ 11,776	$ 11,688	0.8%

The 0.8% increase in deposits at September 30, 2017 compared to December 31, 2016 was primarily a result of the increase in noninterest bearing demand and savings deposits more than offsetting the decline in interest bearing demand and other time deposits.    The average maturity of time deposits at September 30, 2017 was 19.2 months, compared to 19.4 months at December 31, 2016.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreements to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  The Company had securities sold under agreements to repurchase of $421.0 million and $454.0 million at September 30, 2017 and December 31, 2016, respectively.  The Company had federal funds purchased of $125.0 million at September 30, 2017 and no federal funds purchased at December 31, 2016.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company had short-term borrowings from the FHLB of $500.0 million and $92.0 million at September 30, 2017 and December 31, 2016, respectively.  The Company also has access to the Federal Reserve discount window and other bank lines.

The Company had long-term borrowings from the FHLB of $30.0 million and $530.0 million at September 30, 2017 and December 31, 2016, respectively.   The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $4.0 billion in additional borrowing capacity under the existing FHLB borrowing agreement at September 30, 2017.

The Company had non-binding federal funds borrowing arrangements with other banks aggregating $785.0 million at September 30, 2017.  The unencumbered fair value of the Company’s federal government and government agencies securities portfolio may provide substantial additional liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk‑based capital guidelines established by the FDIC.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Common equity Tier 1 capital generally consists of common stock (plus related additional paid in capital) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions. Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered “well capitalized” for the Company’s Common equity Tier 1 capital, Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill) are 6.5%, 8%, 10% and 5%, respectively.  The Company exceeded the required minimum levels for these ratios at September 30, 2017 and December 31, 2016.

In addition, the FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically under capitalized.”  For a bank to be classified as “well capitalized,” the common equity Tier 1 capital, Tier 1 capital, total capital and leverage capital ratios must be at least 6.5%, 8%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at September 30, 2017 and December 31, 2016 as follows:

	September 30, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Common equity Tier 1 capital (to risk-weighted assets)	$ 1,299,859	10.84%	$ 1,311,542	10.94%
Tier 1 capital (to risk-weighted assets)	1,299,859	10.84	1,311,542	10.94
Total capital (to risk-weighted assets)	1,419,512	11.83	1,435,932	11.97
Tier 1 leverage capital (to average assets)	1,299,859	9.03	1,311,542	9.17

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends that the Company may declare and pay. Under Mississippi law, the Company cannot pay any dividend on its common stock unless it has received written approval of the Commissioner of the Mississippi Department of Banking and Consumer Finance (the “MDBCF”).  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Moreover, the federal agencies have issued policy statements providing that insured banks should generally only pay dividends out of current operating earnings.

Uses of Capital

Subject to pre-approval of the FDIC and MDBCF, the Company may pursue acquisitions of depository institutions and businesses closely related to banking that further the Company’s business strategies, including FDIC-assisted transactions.  Management anticipates that consideration for any transactions other than FDIC-assisted transactions would include shares of the Company’s common stock, cash or a combination thereof.

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

On January 27, 2016, the Company announced a new stock repurchase program whereby the Company may acquire up to an aggregate of 7,000,000 shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between January 27, 2016 through December 29, 2017. The extent and timing of any repurchases depends on market conditions and other corporate, legal and regulatory considerations. Repurchased shares are held as authorized but unissued shares. These authorized but unissued shares are available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. At September 30, 2017, 4,683,273 shares had been repurchased under this program.

The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation.  The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp.  The Company redeemed $8.2 million of the Junior Subordinated Debt Securities and $8.0 million of the related trust preferred securities assumed in the City Bancorp merger at par on January 8, 2014. The Company redeemed the remaining $10.3 million in Junior Subordinated Debt Securities and the related $10.0 million in trust preferred securities assumed in the City Bancorp merger at par on December 14, 2016.  On January 9, 2017, the remaining $12.9 million in Junior Subordinated Debt securities and the related $12.5 million in trust preferred securities assumed in the Business Holding Corporation and American State Bank Corporation mergers were redeemed.  At September 30, 2017, there were no additional Junior Subordinated Debt securities outstanding.

Certain Litigation Contingencies

The nature of the Company’s business ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, and endeavored to procure reasonable amounts of insurance coverage, litigation and regulatory actions present an ongoing risk.

The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions and potential transactions with numerous customers or applicants, and the Company is a public company with a large number of shareholders. From time to time, borrowers, customers, shareholders, former employees and other third parties have brought actions against the Company or its subsidiaries, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation, and, from time to time, the Company and its subsidiaries are subject to such actions brought against it. Additionally, the Bank is, and management expects it to be, engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities, which, from time to time, have resulted in counterclaims against the Bank. Various legal proceedings have arisen and may arise in the future out of claims against entities to which the Company is a successor as a result of business combinations. The Company and its subsidiaries may also be subject to enforcement actions by federal or state regulators, including the FDIC, the Consumer Financial Protection Bureau (the “CFPB”), the Department of Justice (the “DOJ”), state attorneys general and the MDBCF.

When and as the Company determines it has meritorious defenses to the claims asserted, it vigorously defends against such claims. The Company will consider settlement of claims when, in management’s judgment and in consultation with counsel, it is in the best interests of the Company to do so.

The Company cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against it, its directors, management or employees, including remedies or damage awards. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims (which are not considered incidental to the ordinary conduct of the Company’s business) utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable the Company will incur a loss and the amount can be reasonably estimated, the Company establishes an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings and the potential loss, however, may turn out to be substantially higher than the amount accrued. Further, the Company’s insurance policies have deductibles, and they will likely not cover all such litigation, other proceedings or claims, or the related costs of defense.
While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-related expense of $2.9 million accrued as of September 30, 2017, which excludes amounts reserved for regulatory settlement expenses discussed below, is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular fiscal period or periods.

On July 31, 2014 the Company, its Chief Executive Officer and former Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint was subsequently amended to add the Company’s former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and regarding the Company’s compliance with certain Bank Secrecy Act and anti-

money laundering requirements.  On July 10, 2015, the District Court granted in part and denied in part the defendants’ motion to dismiss, holding that the statements concerning the Company’s expectations about the closing of the mergers were “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, were protected by the safe harbor provision of the Private Securities Litigation Reform Act of 1995, and thus were not actionable.  Class certification was granted by the District Court on April 21, 2016, and a petition for immediate appeal of the class certification order was filed and was granted.  The U.S. Sixth Circuit Court of Appeals vacated the class certification order and remanded the case to the District Court for further proceedings.  On June 26, 2017 the District Court issued a Memorandum Opinion and signed an Order granting class certification.  On July 10, 2017 the defendants again filed a Petition for Permission to Appeal Pursuant to Rule of Civil Procedure 23(f) in the U.S. Sixth Circuit Court of Appeals.    The Rule 23(f) petition was denied and on October 2, 2017, the Bank sought en banc reconsideration of that ruling.  The plaintiff seeks an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the District Court may deem just and proper.  At this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company as it is uncertain whether the second class certification order will withstand review and the exact amount of damages is uncertain.  Although it is not possible to predict the ultimate resolution or financial liability with respect to the litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES

During the three months ended September 30, 2017, there was no material change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended September 30, 2017, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The nature of the Company’s business ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, and endeavored to procure reasonable amounts of insurance coverage, litigation and regulatory actions present an ongoing risk.

The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions and potential transactions with numerous customers or applicants, and the Company is a public company with a large number of shareholders. From time to time, borrowers, customers, shareholders, former employees and other third parties have brought actions against the Company or its subsidiaries, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation, and, from time to time, the Company and its subsidiaries are subject to such actions brought against it. Additionally, the Bank is, and management expects it to be, engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities, which, from time to time, have resulted in counterclaims against the Bank. Various legal proceedings have arisen and may arise in the future out of claims against entities to which the Company is a successor as a result of business combinations. The Company and its subsidiaries may also be subject to enforcement actions by federal or state regulators, including the FDIC, the Consumer Financial Protection Bureau (the “CFPB”), the Department of Justice (the “DOJ”), state attorneys general and the MDBCF.

When and as the Company determines it has meritorious defenses to the claims asserted, it vigorously defends against such claims. The Company will consider settlement of claims when, in management’s judgment and in consultation with counsel, it is in the best interests of the Company to do so.

The Company cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against it, its directors, management or employees, including remedies or damage awards. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims (which are not considered incidental to the ordinary conduct of the Company’s business) utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable the Company will incur a loss and the amount can be reasonably estimated, the Company establishes an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings and the potential loss, however, may turn out to be substantially higher than the amount accrued. Further, the Company’s insurance policies have deductibles, and they will likely not cover all such litigation, other proceedings or claims, or the related costs of defense.

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, if applicable, management believes that the litigation-related expense of $2.9 million accrued as of September 30, 2017, which excludes amounts reserved for regulatory settlement expenses discussed below, is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular fiscal period or periods.

On July 31, 2014 the Company, its Chief Executive Officer and former Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock.  The complaint was subsequently amended to add the Company’s former President and Chief Operating Officer.  The complaint alleges that the defendants made misleading statements concerning the Company’s expectation that it would be able to close two merger transactions within a specified time period and regarding the Company’s compliance with certain Bank Secrecy Act and anti-money laundering requirements.  On July 10, 2015, the District Court granted in part and denied in part the defendants’ motion to dismiss, holding that the statements concerning the Company’s expectations about the closing of the mergers were “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, were protected by the safe harbor provision of the Private Securities Litigation Reform Act of 1995, and thus were not actionable.  Class certification was granted by the District Court on April 21, 2016, and a petition for immediate appeal of the class certification order was filed and was granted.  The U.S. Sixth Circuit Court of Appeals vacated the class certification order and remanded the case to the District Court for further proceedings.  On June 26, 2017 the District Court issued a Memorandum Opinion and signed an Order granting class certification.  On July 10, 2017 the defendants again filed a Petition for Permission to Appeal Pursuant to Rule of Civil Procedure 23(f) in the U.S. Sixth Circuit Court of Appeals.    The Rule 23(f) petition was denied and on October 2, 2017, the Bank sought en banc reconsideration of that ruling. The plaintiff seeks an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the District Court may deem just and proper.  At this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company as it is uncertain whether the second class certification order will withstand review and the exact amount of damages is uncertain.  Although it is not possible to predict the ultimate resolution or financial liability with respect to the litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on February 27, 2017.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased (1)(2)	Paid per Share	or Programs (1)	or Programs (1)
July 1-July 31	3,111	$ 30.51	-	3,016,615
August 1-August 31	-	-	-	3,016,615
September 1-September 30	699,888	28.99	699,888	2,316,727

Total	702,999

(1) This column represents 3,111 shares redeemed in July 2017 from employees for tax witholding purposes for stock compensation and 699,888 shares repurchased under the current stock repurchase program.

(2) On January 27, 2016, the Company announced the initiation of a stock repurchase program pursuant to which the Company could purchase up to 7,000,000 shares of its common stock during the period between January 27, 2016 and December 29, 2017.  On July 25, 2016, the Company adopted a Rule 10b5-1 plan in connection with this stock repurchase program.  During the third quarter of 2017, 699,888 shares were repurchased under the current stock repurchase program.  Subsequently, on October 25, 2017, the Board of Directors of the Bank authorized a new stock repurchase program to purchase up to an aggregate of 6,000,000 shares of the Bank’s common stock.  This new stock repurchase program became effective automatically upon closing of the Reorganization and has an expiration date of December 31, 2019.  Under the previous stock repurchase program, which terminated automatically upon the closing of the Reorganization, the Company repurchased 4,683,273 shares of its common stock.

ITEM 6.  EXHIBITS

INDEX TO EXHIBITS

Exhibit No.		Description
(2)	(a)	Agreement and Plan of Reorganization, dated as of January 22, 2014, by and between BancorpSouth, Inc. and Central Community Corporation.
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Central Community Corporation.
	(c)	Amendment No. 2 to Agreement and Plan of Reorganization, dated June 30, 2015, by and between BancorpSouth, Inc. and Central Community Corporation.
	(d)	Amendment No. 3 to Agreement and Plan of Reorganization, dated October 13, 2016, by and between BancorpSouth, Inc. and Central Community Corporation.
	(e)	Amendment No. 4 to Agreement and Plan of Reorganization, dated August 15, 2017, by and between BancorpSouth, Inc. and Central Community Corporation.
	(f)	Agreement and Plan of Reorganization, dated as of July 26, 2017, by and between BancorpSouth, Inc. and BancorpSouth Bank.
	(g)	Amended and Restated Agreement and Plan of Reorganization, dated as of August 15, 2017, by and between BancorpSouth, Inc. and BancorpSouth Bank.
(3)	(a)	Amended and Restated Articles of Incorporation.
	(b)	Amended and Restated Bylaws.
(10)	(a)	Retirement and Consulting Agreement, dated September 26, 2017, by and between BancorpSouth, Inc., BancorpSouth Bank and James R. Hodges.†
	(b)	Amendment to BancorpSouth, Inc. Long-Term Equity Incentive Plan Restricted Stock Agreements.†
(31.1)

Certification of the Chief Executive Officer of BancorpSouth Bank pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)

Certification of the Chief Financial Officer of BancorpSouth Bank pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)		Certification of the Chief Executive Officer of BancorpSouth Bank pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.2)		Certification of the Chief Financial Officer of BancorpSouth Bank pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(99.1)	(a)	Agreement and Plan of Reorganization, dated January 8, 2014, by and between BancorpSouth, Inc. and Ouachita Bancshares Corp.
	(b)	Amendment No. 1 to Agreement and Plan of Reorganization, dated July 21, 2014, by and between BancorpSouth, Inc. and Ouachita Bancshares Corp.
	(c)	Amendment No. 2 to Agreement and Plan of Reorganization, dated June 30, 2015 by and between BancorpSouth, Inc. and Ouachita Bancshares Corp.
	(d)	Amendment No. 3 to Agreement and Plan of Reorganization, dated October 13, 2016 by and between BancorpSouth, Inc. and Ouachita Bancshares Corp.
	(e)	Amendment No. 4 to Agreement and Plan of Reorganization, dated August 15, 2017 by and between BancorpSouth, Inc. and Ouachita Bancshares Corp.
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of September 30 2017 and 2016, and December 31, 2016, (ii) the Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

†		Management contract or compensatory plan or arrangement.
*		Filed herewith
**		Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCORPSOUTH BANK
(as successor to BancorpSouth, Inc.)

DATE: November 8, 2017	/s/ John G. Copeland
John G. Copeland
Senior Executive Vice President and
Chief Financial Officer